Form 10-Q
period 2021-09-30
Third Coast Bancshares, Inc.
filed 2021-12-22
CIK 1781730

- Draft review and test completed. No issues found.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41028

THIRD COAST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	46-2135597
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20202 Highway 59 North, Suite 190 Humble, Texas	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 446-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TCBX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 17, 2021, the registrant had 13,350,682 shares of common stock, par value $1.00 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•
the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief, and Economic Security Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•
geographic concentration in the Greater Houston market, Dallas-Fort Worth market, and Austin-San Antonio market;
•
interest rate risk and fluctuations in interest rates;
•
our ability to maintain important deposit relationships;
•
our ability to grow or maintain our deposit base;
•
our ability to implement our expansion strategy;
•
changes in key management personnel;
•
credit risk associated with our business;
•
the adequacy of our allowance for loan losses;
•
the amount of nonperforming and classified assets that we hold;
•
market conditions and economic trends generally and in the banking industry;
•
our borrowers’ ability to repay loans;
•
changes in value of the collateral securing our loans;
•
credit risks associated with our real estate and construction lending;
•
changes in the economy affecting real estate values and liquidity;
•
the accuracy of the valuation techniques we use in evaluating collateral;
•
systems failures, fraudulent activity, interruptions or data breaches involving our information technology and communications systems of third parties;
•
the risk of fraud related to our asset-based lending and commercial finance products;
•
our ability to raise additional capital in the future;
•
competition from financial services companies and other companies that offer banking services;
•
natural disasters and other catastrophes;

ii

•
changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•
monetary policies and regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve");
•
the development of an active, liquid market for our common stock;
•
fluctuations in the market price of our common stock;
•
additional debt or future issuances of new debt securities or preferred stock; and
•
other factors that are discussed in “Part II – Other Information – Item 1A. Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act on November 9, 2021. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2021	2020
	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$359,887,612	$201,269,687
Federal funds sold	695,916	2,290,626

Total cash and cash equivalents	360,583,528	203,560,313

Interest bearing time deposits in other banks	131,461	129,402
Investment securities available for sale	26,430,952	25,595,317
Loans held for sale	—	2,345,550
Loans, net of allowance for loan loss of $15,571,366 and $11,979,492 at September 30, 2021 and December 31, 2020, respectively	1,596,822,985	1,544,112,396
Accrued interest receivable	10,238,198	13,675,906
Premises and equipment, net	18,364,409	15,155,699
Other real estate owned	1,676,250	3,367,207
Bank-owned life insurance	26,381,727	25,960,632
Non-marketable equity securities, at cost	10,904,804	4,406,654
Deferred tax asset, net	4,455,981	4,039,009
Core Deposit Intangible, net	1,332,377	1,453,502
Goodwill	18,033,880	18,033,880
Other assets	6,814,027	5,457,795

Total assets	$2,082,170,579	$1,867,293,262

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest bearing	$364,417,901	$327,360,814
Interest bearing	1,451,532,665	1,306,470,103

Total deposits	1,815,950,566	1,633,830,917

Accrued interest payable	476,994	1,215,170
Other liabilities	8,291,107	6,654,470
FHLB advances	50,250,000	70,000,000
Note payable - Senior Debt	1,000,000	20,875,000
Note payable - Subordinated Debt	—	13,000,000

Total liabilities	1,875,968,667	1,745,575,557

Commitments and contingencies - ESOP-owned shares	2,059,940	1,301,502

Shareholders' equity:
Common stock, $1 par value; 50,000,000 shares authorized; 9,387,354 and 6,350,184 issued; and 9,313,929 and 6,276,759 outstanding at September 30, 2021 and December 31, 2020, respectively	9,387,354	6,350,184
Additional paid-in capital	160,724,828	91,461,923
Retained earnings	35,674,773	24,605,020
Accumulated other comprehensive income	1,393,819	279,440
Treasury stock: at cost; 73,425 shares at September 30, 2021 and December 31, 2020	(978,862)	(978,862)
	206,201,912	121,717,705
Less: ESOP-owned shares	2,059,940	1,301,502
Total shareholders' equity	204,141,972	120,416,203

Total liabilities & shareholders' equity	$2,082,170,579	$1,867,293,262

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$23,939,803	$19,075,414	$72,660,409	$58,628,395
Investment securities available-for-sale	264,809	35,695	777,891	67,886
Federal funds sold and deposits in other banks	194,639	130,910	516,885	690,368
Total interest income	24,399,251	19,242,019	73,955,185	59,386,649
Interest expense:
Deposit accounts	2,023,356	3,005,335	6,613,095	9,685,540
FHLB advances and notes payable	373,562	538,918	1,408,382	1,492,341
Total interest expense	2,396,918	3,544,253	8,021,477	11,177,881
Net interest income	22,002,333	15,697,766	65,933,708	48,208,768
Provision for loan losses	2,323,000	—	3,823,000	2,550,000
Net interest income after provision for loan losses	19,679,333	15,697,766	62,110,708	45,658,768
Noninterest income:
Services charges and fees	558,793	442,675	1,801,100	1,202,208
Gain on sales of SBA loans	174,664	—	174,664	266,422
Gain on disposal of fixed assets	—	—	—	8,890
Other	230,520	190,485	847,729	625,358
Total noninterest income	963,977	633,160	2,823,493	2,102,878
Noninterest expense:
Salaries and employee benefits	12,138,027	6,964,626	34,612,913	22,136,129
Data processing and network expense	844,248	1,064,709	2,274,442	2,495,675
Occupancy and equipment expense	1,419,484	1,098,155	3,810,160	3,022,406
Legal and professional	1,164,168	359,150	3,843,340	3,047,946
Loan operations and other real estate owned expense	495,249	205,603	1,688,350	1,161,051
Advertising and marketing	422,032	350,937	1,231,924	906,412
Telephone and communications	119,181	169,299	479,885	446,328
Software purchases and maintenance	260,808	123,423	603,619	297,900
Regulatory assessments	252,333	336,404	594,988	814,152
Loss on sale of other real estate owned	—	—	344,049	—
Other	525,249	426,094	1,454,951	1,306,675
Total noninterest expense	17,640,779	11,098,400	50,938,621	35,634,674
Net income before income tax expense	3,002,531	5,232,526	13,995,580	12,126,972
Income tax expense	617,287	1,098,830	2,925,827	2,546,664
Net income	$2,385,244	$4,133,696	$11,069,753	$9,580,308

Earnings per common share:
Basic earnings per share	$0.29	$0.66	$1.60	$1.54
Diluted earnings per share	$0.28	$0.65	$1.55	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net Income	$2,385,244	$4,133,696	$11,069,753	$9,580,308
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising during the period	497,698	198,542	808,847	246,152
Income tax expense	(104,517)	(41,694)	(169,858)	(51,692)
Other comprehensive income on securities	393,181	156,848	638,989	194,460
Unrealized gain (loss) on derivatives:
Unrealized holding losses arising during the period	—	—	(215,645)	—
Reclassification adjustment for accretion of derivative termination fee	(52,404)	—	817,405	—
Income tax (expense) benefit	11,004	—	(126,370)	—
Other comprehensive income (loss) on derivatives	(41,400)	—	475,390	—
Total other comprehensive income	351,781	156,848	1,114,379	194,460
Total comprehensive income	$2,737,025	$4,290,544	$12,184,132	$9,774,768

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

				Accumulated		Less:
		Additional		Other		ESOP-
	Common	Paid in	Retained	Comprehensive	Treasury	Owned
	Stock	Capital	Earnings	Income	Stock	Shares	Total

Balance, June 30, 2020	$6,304,347	$90,770,238	$17,936,379	$38,102	$(1,016,207)	$(996,562)	$113,036,297
Net income	—	—	4,133,696	—	—	—	4,133,696
Share-based compensation	—	81,523	—	—	—	—	81,523
Adjustments to common stock issued for acquisition of Heritage Bancorp, Inc.	(4,593)	(94,290)	—	—	—	—	(98,883)
Issuance of common stock to ESOP	10,293	158,820	—	—	—	(169,113)	—
Sales of treasury stock	—	—	—	—	37,345	—	37,345
Other comprehensive income, net of tax	—	—	—	156,848	—	—	156,848
Balance, September 30, 2020	$6,310,047	$90,916,291	$22,070,075	$194,950	$(978,862)	$(1,165,675)	$117,346,826

Balance, June 30, 2021	$6,647,109	$97,820,972	$33,289,529	$1,042,038	$(978,862)	$(1,875,720)	$135,945,066
Net income	—	—	2,385,244	—	—	—	2,385,244
Share-based compensation	—	166,110	—	—	—	—	166,110
Warrants exercised	1,715	17,150	—	—	—	—	18,865
Stock options exercised	18,750	202,500	—	—	—	—	221,250
Common stock issued during 2021 private placement offering	2,710,569	62,343,087	—	—	—	—	65,053,656
Issuance of common stock to ESOP	9,211	175,009	—	—	—	(184,220)	—
Other comprehensive income, net of tax	—	—	—	351,781	—	—	351,781
Balance, September 30, 2021	$9,387,354	$160,724,828	$35,674,773	$1,393,819	$(978,862)	$(2,059,940)	$204,141,972

				Accumulated		Less:
		Additional		Other		ESOP-
	Common	Paid in	Retained	Comprehensive	Treasury	Owned
	Stock	Capital	Earnings	Income	Stock	Shares	Total

Balance, December 31, 2019	$3,923,224	$41,831,567	$12,489,767	$490	$(940,738)	$(783,290)	$56,521,020
Net income	—	—	9,580,308	—	—	—	9,580,308
Share-based compensation	—	209,763	—	—	—	—	209,763
Common stock issued for acquisition of Heritage Bancorp, Inc.	2,362,555	48,498,514	—	—	—	—	50,861,069
Issuance of common stock to ESOP	24,268	376,447	—	—	—	(400,715)	—
Sales of treasury stock	—	—	—	—	37,345	—	37,345
Net change in fair value of ESOP shares	—	—	—	—	—	18,330	18,330
Net redemption of treasury stock	—	—	—	—	(75,469)	—	(75,469)
Other comprehensive income, net of tax	—	—	—	194,460	—	—	194,460
Balance, September 30, 2020	$6,310,047	$90,916,291	$22,070,075	$194,950	$(978,862)	$(1,165,675)	$117,346,826

Balance, December 31, 2020	$6,350,184	$91,461,923	$24,605,020	$279,440	$(978,862)	$(1,301,502)	$120,416,203
Net income	—	—	11,069,753	—	—	—	11,069,753
Share-based compensation	—	350,246	—	—	—	—	350,246
Warrants exercised	1,715	17,150	—	—	—	—	18,865
Stock options exercised	73,797	907,143	—	—	—	—	980,940
Common stock issued during 2021 private placement offering	2,937,876	67,571,148	—	—	—	—	70,509,024
Issuance of common stock to ESOP	23,782	417,218	—	—	—	(441,000)	—
Net change in fair value of ESOP shares	—	—	—	—	—	(317,438)	(317,438)
Other comprehensive income, net of tax	—	—	—	1,114,379	—	—	1,114,379
Balance, September 30, 2021	$9,387,354	$160,724,828	$35,674,773	$1,393,819	$(978,862)	$(2,059,940)	$204,141,972

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months
	Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income	$11,069,753	$9,580,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,823,000	2,550,000
Changes in deferred tax asset, net	(713,200)	—
Share based compensation expense	350,246	209,763
Gain on sale of SBA loans	(174,664)	(266,422)
Writedown of other real estate owned	—	10,084
Loss on sale of other real estate owned	344,049	—
(Gain) loss on disposal of fixed assets	—	(8,890)
Amortization of premium on securities, net	27,570	44,417
Accretion of fees on derivative instruments	(127,595)	—
Depreciation, amortization and accretion	(16,189,058)	(6,875,129)
Earnings on bank-owned life insurance	(421,095)	(264,864)
Changes in operating assets and liabilities:
Originations of loans held for sale	—	(2,626,064)
Proceeds from sale of loans held for sale	2,345,550	3,372,137
Accrued interest receivable and other assets	1,865,831	(8,491,814)
Accrued interest payable and other liabilities	898,461	(2,628,599)
Net cash provided by (used in) operating activities	3,098,848	(5,395,073)
Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	(2,059)	—
(Increase) decrease in non-marketable equity securities	(6,498,150)	309,700
Investment securities available-for-sale activity:
Purchases	(495,999,889)	(12,182,950)
Maturities, calls and principal paydowns	495,945,531	3,292,371
Termination fee proceeds from derivative instruments	945,000	—
Net originations on loans held for investment	(39,064,172)	(518,802,332)
Net additions to bank premises and equipment	(4,461,414)	(1,051,699)
Proceeds from disposal of fixed assets	—	25,613
Construction additions on foreclosed assets	—	(230,458)
Proceeds from sales of foreclosed assets	1,346,908	—
Net cash acquired from acquisition of Heritage Bancorp, Inc.	—	16,111,821
Net cash used in investing activities	(47,788,245)	(512,527,934)
Cash flows from financing activities:
Net increase in deposits	182,387,783	490,786,053
Net (repayment) proceeds from issuance of FHLB Advances	(19,750,000)	30,000,000
Proceeds from issuance of notes payable	—	11,000,000
Repayment of notes payable	(32,875,000)	(7,125,000)
Proceeds from issuance of common stock - 2021 private placement offering	70,509,024	—
Proceeds from issuance of common stock - ESOP Contributions	441,000	400,715
Proceeds from stock warrants exercised	18,865	—
Proceeds from stock options exercised	980,940	—
Net redemption of treasury stock	—	(38,124)
Net cash provided by financing activities	201,712,612	525,023,644
Increase in cash and cash equivalents	157,023,215	7,100,637
Cash and cash equivalents at beginning of period	203,560,313	96,065,316
Cash and cash equivalents at end of period	$360,583,528	$103,165,953
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,759,653	$11,562,635
Cash paid for income taxes, net of $0 and $133,535 refund at September 30, 2021 and 2020, respectively	$6,525,000	$2,666,465
Supplemental Disclosure of Noncash Investing and Financing Activities:
Net (increase) decrease in fair value of ESOP-owned shares	$(317,438)	$18,330
Common stock issued for acquisition of Heritage Bancorp, Inc.	$—	$50,861,069

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. ("Bancshares"), through its subsidiary, Third Coast Bank, SSB, a Texas state savings bank (the "Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. ("TCCC"), (collectively known as the “Company”), provide general consumer and commercial banking services through twelve branch offices located in the North, Central and Southeast regions of Texas. Branch locations include: Humble, Beaumont, Port Arthur, Houston, Conroe, Pearland, Lake Jackson, Dallas, Plano, Detroit, La Vernia and Nixon. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2020 and 2019 included in the Company's final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), on November 9, 2021. The December 31, 2020 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2020.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the full year ending December 31, 2021. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The accompanying unaudited consolidated financial statements include the accounts of Bancshares, the Bank, and TCCC. All significant intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2020, the Company acquired Heritage Bancorp, Inc. and its wholly-owned subsidiary, Heritage Bank (collectively known as "Heritage"). The Company merged Heritage Bancorp, Inc. with and into Bancshares and Heritage Bank with and into the Bank (see Note 19 - Business Combinations).

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions that have initial maturities of less than 90 days when acquired by the Company and federal funds sold.

Interest Bearing Time Deposits in Other Banks

Interest bearing time deposits in other banks are carried at cost and generally mature between 90 days to one year from purchase date.

Investment Securities Available-For-Sale

Investment securities available-for-sale consists of bonds, notes, and debentures that are not classified as trading securities or held-to-maturity securities. Investment securities available-for-sale are held for indefinite periods of time and carried at fair value, with the

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Management determines the appropriate classification of investment securities at the time of purchase.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses ("ALLL"). Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Loan origination fees and costs are deferred and amortized over the life of the loan using the effective interest method. Amortization of deferred loan origination fees and costs is recorded in interest income on loans in the consolidated statements of income.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are primarily measured based on the fair value of the underlying collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The allowance for loan losses is established through a provision for loan losses charged against income. The allowance for loan losses includes specific reserves for impaired loans and an estimate of losses inherent in the loan portfolio at the balance sheet date, but not yet identified with specific loans. Loans deemed to be uncollectible are charged against the allowance when management believes that the collectability of the principal is unlikely and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on an assessment of the current loan portfolio, including known inherent risks, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. At the time of restructuring, the Company evaluates the economic and business conditions and collection efforts, and should the collection of interest be doubtful, the loan is placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded, as necessary, based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow.

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing, and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.

Agricultural loans are subject to underwriting standards and processes similar to commercial loans. Agricultural loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most agricultural loans are secured by the agriculture related assets being financed, such as farmland, cattle, or equipment, and include personal guarantees.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location primarily throughout the Houston, Dallas, and Beaumont-Port Arthur metropolitan areas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally, real estate loans are owner occupied which further reduces the Company’s risk.

The Company utilizes methodical credit standards and analysis to supplement its policies and procedures in underwriting consumer loans. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes the Company’s risk.

Other loan categories included in our loan portfolio include agricultural loans made to farmers and ranchers relating to their operations and lease financing.

Certain Acquired Loans

Acquired loans purchased from third parties are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchased credit impaired (“PCI”) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (“acquired performing loans”).

Acquired performing loans are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-20. Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

An ALLL is calculated using a methodology similar to that described for originated loans. Acquired performing loans are subsequently evaluated for any required allowance at each reporting date. Such required allowance for each loan is compared to the remaining fair value discount for that loan. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan.

PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan meeting the criteria above and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted. These credit discounts (“nonaccretable marks”) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for loan losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date result in a move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for loan losses.

For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALLL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield, which will be taken into income over the remaining life of the loan. Loan dispositions may include sales of loans, receipt of payments

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

in full from the borrower, or foreclosure. Write-downs are not recorded on the PCI loan until actual losses exceed the remaining non-accretable difference. To date, no write-downs have been recorded for the PCI loans held by the Company. Loans that were considered troubled debt restructurings by the third party prior to the acquisition date are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Loans Held for Sale and Servicing Assets

Loans held for sale include mortgage loans originated with the intent to sell on the secondary market. Mortgage loans held for sale are held for an interim period of usually less than 30 days. Accordingly, these loans are carried at aggregate cost and deemed to be the equivalent of fair value based on the short-term nature of the loans. At September 30, 2021, the Company had no loans held for sale. At December 31, 2020, the Company had $2,345,550 in loans held for sale.

Certain Small Business Administration (“SBA”) loans are originated and intended for sale in the secondary market. They are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses recognized upon the sale of loans are determined on a specific identification basis and are included in non-interest income. SBA loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Company has adopted guidance issued by the FASB that clarifies the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, in which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. To calculate the gain or loss on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair value of each portion. The gain or loss on the sold portion of the loan is recognized based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At September 30, 2021 and December 31, 2020, the Company was servicing loans previously sold of approximately $5,653,404 and $6,009,774, respectively. The related servicing assets receivable were not material to the consolidated financial statements at September 30, 2021 and December 31, 2020.

Premises and Equipment

Buildings, leasehold improvements, furniture and fixtures, and equipment are carried at cost, less accumulated depreciation, computed principally by the straight-line method based on the estimated useful lives of the related asset. Land is not depreciated. Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in income as incurred. A small portion of the building’s floor space is currently leased out to tenants and recognized in income when earned.

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. Operating and holding expenses of such properties, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the accompanying consolidated balance sheets at their cash surrender values. Income from these policies and changes in the cash surrender values are reported in the accompanying consolidated statements of income.

Non-marketable securities

The Company has restricted non-marketable securities which represent investment in Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank (“FRB”) stock and Texas Independent Bank (“TIB”) stock. These investments are not readily marketable and carried at cost, which approximates fair value. As a member of the FHLB, FRB and TIB systems, the Company is required to maintain minimum level of investments in stock, based on the level of borrowings and other factors. Both cash and stock dividends are reported as income.

Goodwill and Core Deposit Intangibles

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Goodwill is not amortized and is evaluated for impairment at least annually as of December 31 and on an interim basis if an event triggering impairment may have occurred.

Core deposit intangibles are acquired customer relationships arising from bank acquisitions and are amortized on a straight-line basis over their estimated useful life of ten years. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable from future undiscounted cash flows.

Derivative Financial Instruments

The Company enters into certain derivative financial instruments as part of its hedging strategy. Certain interest rate swap instruments are used for asset and liability management related to the Company’s commercial customers’ financing needs. These instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Other interest rate swap instruments are used to mitigate overall interest rate risk and are designated as cash flow hedges. Changes in the net fair value are recognized in other comprehensive income. All derivatives are carried at fair value in either other assets or other liabilities (see Note 17 - Derivative Financial Instruments).

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Adjustments identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. Acquisition related costs are expensed as incurred (see Note 19 – Business Combinations).

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Other than net income, comprehensive income includes the net effect of changes in the fair value of securities available-for-sale and certain derivative instruments designated as cash flow hedges.

Revenues from Contracts with Customers

The Company’s revenues from services such as deposit related fees, wire transfer fees, interchange fees, ATM fees, and merchant fee income are presented within non-interest income in the accompanying consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the customer.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $1,231,924 and $906,412 for the nine months ended September 30, 2021 and 2020, respectively, and $422,032 and $350,937 for the three months ended September 30, 2021 and 2020, respectively, and are included within noninterest expense in the accompanying consolidated statements of income.

Income Taxes

The Company files a consolidated income tax return with its subsidiary. Federal income tax expense or benefit is allocated on a separate return basis.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Share-Based Compensation

Compensation expense for stock options is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model.

Basic and Diluted Earnings Per Common Share

Earnings per common share is computed in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 16 – Earnings Per Common Share.

Reclassification

Certain amounts in prior period consolidated financial statements may have been reclassified to conform to current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or shareholders’ equity.

Recently-Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company has not yet evaluated the potential effects of adopting ASU 2016-13 on the Company’s consolidated results of operations, financial position, or cash flows.

In February 2016, the FASB issued ASU 2016-02 - "Leases” (Topic 842). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the annual periods beginning after December 15, 2021. Early adoption is permitted. The Company has evaluated the effects of ASU 2016-02 on its consolidated financial statements and disclosures and does not expect the adoption of ASU 2016-02 to have a significant impact on the Company's financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

2.
Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$1,088,897	$9,415	$—	$1,098,312
Mortgage-backed securities	835,716	27,887	—	863,603
Corporate bonds	23,559,416	921,601	11,980	24,469,037
	$25,484,029	$958,903	$11,980	$26,430,952

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
State and municipal securities	$1,880,955	$14,204	$1,054	$1,894,105
Mortgage-backed securities	1,004,842	22,851	—	1,027,693
Corporate bonds	22,571,444	321,256	219,181	22,673,519
	$25,457,241	$358,311	$220,235	$25,595,317

Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgages that have loans with varying maturities. The characteristics of the underlying pool of mortgages, such as prepayment risk, are passed on to the certificate holder. Accordingly, the term of mortgage-backed securities approximates the term of the underlying mortgages and can vary significantly due to prepayments.

The amortized cost and estimated fair value of securities available for sale at September 30, 2021, by contractual maturity, are shown below.

	September 30, 2021
	Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$661,720	$664,213
Due from one year to five years	427,177	434,099
Due from five to ten years	23,559,416	24,469,037
	24,648,313	25,567,349
Mortgage-backed securities	835,716	863,603
	$25,484,029	$26,430,952

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The following table summarizes securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2021
	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
Corporate bonds	$5,607	$6,373	$11,980	$3,988,019
	$5,607	$6,373	$11,980	$3,988,019

	December 31, 2020
	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$1,054	$—	$1,054	$502,949
Corporate bonds	219,181	—	219,181	12,102,263
	$220,235	$—	$220,235	$12,605,212

There were two investments in an unrealized loss position at September 30, 2021, and nine investments in an unrealized loss position at December 31, 2020. The Company does not consider any securities to be other-than-temporarily impaired. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities, and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal because of credit concerns on these securities.
3.
Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

	September 30,	December 31,
	2021	2020
Real estate loans:
Non-farm non-residential owner occupied	$361,467,237	$353,273,098
Non-farm non-residential non-owner occupied	345,359,923	277,804,173
Residential	179,971,204	140,621,495
Construction, development & other	124,548,118	98,207,147
Farmland	8,308,914	4,653,344
Commercial & industrial	538,550,714	645,927,775
Consumer	4,417,542	4,157,339
Other	49,770,699	31,447,517
	1,612,394,351	1,556,091,888
Allowance for loan losses	(15,571,366)	(11,979,492)
Loans, net	$1,596,822,985	$1,544,112,396

Total loans are presented net of unaccreted discounts and deferred fees totaling $7,897,196 and $10,424,219 at September 30, 2021 and December 31, 2020, respectively.

The Company had $171,262,592 and $390,803,748 in outstanding loan balances related to the guaranteed SBA Paycheck Protection Program (“PPP”) as of September 30, 2021 and December 31, 2020, respectively. These loans are included within the commercial and industrial loan balances throughout the footnotes.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Non-accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As mentioned in Note 1, the accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. Non-accrual loans and accruing loans past due more than 90 days segregated by class of loans were as follows:

	September 30,		December 31,
	2021		2020
	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$1,031,558	$—	$1,943,744	$568,591
Non-farm non-residential non-owner occupied	352,991	—	384,581	—
Residential	133,011	—	85,538	183,535
Construction, development & other	251,246	—	264,038	—
Farmland	—	—	—	—
Commercial & industrial	9,162,115	560,559	4,155,064	—
Consumer	—	—	—	—
Other	—	—	—	—
Purchased credit impaired	146,552	—	423,680	—
	$11,077,473	$560,559	$7,256,645	$752,126

An age analysis of past due loans, segregated by class of loans, were as follows:

	September 30, 2021
	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$108,122	$157,768	$1,031,558	$1,297,448	$360,169,789	$361,467,237
Non-farm non-residential non-owner occupied	728,653	—	352,991	1,081,644	340,855,253	341,936,897
Residential	—	2,100,000	133,011	2,233,011	177,655,554	179,888,565
Construction, development & other	—	51,619	251,246	302,865	120,117,461	120,420,326
Farmland	—	—	—	—	8,308,914	8,308,914
Commercial & industrial	6,419,082	335,406	9,722,674	16,477,162	521,866,545	538,343,707
Consumer	12,305	—	—	12,305	4,405,237	4,417,542
Other	23,994	—	—	23,994	49,746,705	49,770,699
Purchased credit impaired	—	—	146,552	146,552	7,693,912	7,840,464
	$7,292,156	$2,644,793	$11,638,032	$21,574,981	$1,590,819,370	$1,612,394,351

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

	December 31, 2020
	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$286,624	$—	$2,512,335	$2,798,959	$350,474,139	$353,273,098
Non-farm non-residential non-owner occupied	1,733,940	—	384,581	2,118,521	271,785,063	273,903,584
Residential	286,977	—	269,073	556,050	140,047,638	140,603,688
Construction, development & other	—	—	264,038	264,038	93,819,610	94,083,648
Farmland	—	—	—	—	4,653,344	4,653,344
Commercial & industrial	842,059	255,907	4,155,064	5,253,030	640,404,991	645,658,021
Consumer	49,645	—	—	49,645	4,107,694	4,157,339
Other	21,991		—	21,991	31,425,526	31,447,517
Purchased credit impaired	—	—	423,680	423,680	7,887,969	8,311,649
	$3,221,236	$255,907	$8,008,771	$11,485,914	$1,544,605,974	$1,556,091,888

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Impaired Loans

The following tables present impaired loans by class of loans:

	September 30, 2021
	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,031,558	$1,031,558	$—	$1,031,558	$—	$1,062,661
Non-farm non-residential non-owner occupied	5,671,819	5,658,937	—	5,658,937	—	5,694,624
Residential	135,851	133,011	—	133,011	—	141,148
Construction, development & other	248,576	251,245	—	251,245	—	258,976
Farmland	—	—	—	—	—	—
Commercial & industrial	12,199,640	8,913,207	3,286,433	12,199,640	1,062,227	12,812,262
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Purchased credit impaired	68,356	—	68,356	68,356	17,656	72,548
	$19,355,800	$15,987,958	$3,354,789	$19,342,747	$1,079,883	$20,042,219

	December 31, 2020
	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,943,744	$1,943,744	$—	$1,943,744	$—	$1,754,100
Non-farm non-residential non-owner occupied	384,581	384,581	—	384,581	—	406,069
Residential	85,539	82,699	—	82,699	—	70,163
Construction, development & other	264,038	266,708	—	266,708	—	187,446
Farmland	—	—	—	—	—	—
Commercial & industrial	4,737,100	3,706,167	1,030,933	4,737,100	136,309	4,904,295
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Purchased credit impaired	—	—	—	—	—	—
	$7,415,002	$6,383,899	$1,030,933	$7,414,832	$136,309	$7,322,073

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $398,400 for the nine months ended September 30, 2021 and approximately $299,600 for the three months ended September 30, 2021. No interest income was collected on impaired loans for the nine months or three months ended September 30, 2020.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Troubled Debt Restructuring

During the nine months ended September 30, 2021, the terms of one loan were modified as a troubled debt restructuring (“TDR”). The following table presents modifications of loans the Company considers to be TDR loans:

September 30, 2021
Loan modifications
	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	—	$—	$—	$—	$—	$—
Non-farm non-residential non-owner occupied	1	5,305,945	5,305,945	—	5,305,945	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1	$5,305,945	$5,305,945	$—	$5,305,945	$—

December 31, 2020
Loan modifications
	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$927,205	$927,205	$—	$927,205	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	2	757,786	757,786	—	757,786	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
	5	$1,684,991	$1,684,991	$—	$1,684,991	$—

No loans modified under a troubled debt restructuring during the previous twelve-month period were in default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. At September 30, 2021 and December 31, 2020, the Company had no commitments to lend additional funds to borrowers with loans whose terms had been modified under troubled debt restructurings.

COVID-19 Loan Deferments

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of COVID-19. During March of 2020 and to help mitigate these effects, the Company began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers could apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At September 30, 2021, the Company had approximately 576 loans totaling $247.9 million in outstanding loan balances subject to deferral and modification agreements due to COVID whereby principal and/or interest payments were deferred to the end of each loan term. Subsequent to the approved deferral period, customers resumed their regular payments. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provides banks an option to elect to not account for certain loan modifications related to COVID as troubled debt restructurings if the borrowers were not

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At September 30, 2021, $4.9 million in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

Credit Quality Indicators

Credit Quality Indicators. From a credit risk standpoint, the Company classifies its loans in one of six categories: (i) pass, (ii) special mention, (iii) substandard, (iv) purchased credit impaired, (v) doubtful, or (vi) loss.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. The Company’s methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

(i) The Company has several pass credit grades that are assigned to loans based on varying levels of credits, ranging from credits that are secured by cash or marketable securities, to watch credits that have all the characteristics of an acceptable credit risk but warrant more than the normal level of supervision.

(ii) Special mention loans are loans that still show sufficient cash flow to service their debt but show a declining financial trend with potential cash flow shortages if trends continue. This category should be treated as a temporary grade. If cash flow deteriorates further to become negative, then a substandard grade should be given. If cash flow trends begin to improve then an upgrade back to pass would be justified. Nonfinancial reasons for rating a credit special mention include management problems, pending litigation, an ineffective loan agreement or other material structure weakness.

(iii) A substandard loan has material weakness in the primary repayment source such as insufficient cash flow from operations to service the debt. However, other weaknesses such as limited paying capacity of the obligor or the collateral pledged could justify a substandard grade. Substandard loans must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt.

(iv) Credits purchased from third parties are recorded at their estimated fair value at the acquisition date and are classified as PCI loans if the loans reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments (see Note 1 - Nature of Operations and Summary of Significant Accounting Policies - Certain Acquired Loans).

(v) A loan classified as doubtful has all the weaknesses of a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Because of high probability of loss, non-accrual status is required on doubtful loans.

(vi) Loans classified as loss are considered uncollectible and of such little value that their continuance as banking assets are not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. With loans classified as loss, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified as loss, there is little prospect of collecting either its principal or interest. When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate. However, the Company does not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts. Losses are to be recorded in the period an obligation becomes uncollectible.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The following tables summarize the Company’s internal ratings of its loans:

	September 30, 2021
	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$350,054,949	$6,987,549	$4,424,739	$—	$—	$361,467,237
Non-farm non-residential non-owner occupied	326,199,331	8,391,737	7,345,829	3,423,026	—	345,359,923
Residential	179,359,279	—	529,286	82,639	—	179,971,204
Construction, development & other	120,169,081	—	251,245	4,127,792	—	124,548,118
Farmland	8,308,914	—	—	—	—	8,308,914
Commercial & industrial	525,099,678	4,760,400	8,483,629	207,007	—	538,550,714
Consumer	4,394,433	23,109	—	—	—	4,417,542
Other	49,770,699	—	—	—	—	49,770,699
	$1,563,356,364	$20,162,795	$21,034,728	$7,840,464	$—	$1,612,394,351

	December 31, 2020
	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$335,441,780	$12,189,268	$5,642,050	$—	$—	$353,273,098
Non-farm non-residential non-owner occupied	255,467,635	12,705,637	5,730,312	3,900,589	—	277,804,173
Residential	139,742,887	—	860,801	17,807	—	140,621,495
Construction, development & other	93,816,941	—	266,707	4,123,499	—	98,207,147
Farmland	4,653,344	—	—	—	—	4,653,344
Commercial & industrial	629,093,318	6,143,686	9,847,172	269,754	573,845	645,927,775
Consumer	4,157,339	—	—	—	—	4,157,339
Other	31,447,517	—	—	—	—	31,447,517
	$1,493,820,761	$31,038,591	$22,347,042	$8,311,649	$573,845	$1,556,091,888

Allowance for Loan Losses

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration has been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at September 30, 2021 and December 31, 2020.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The following tables detail the activity in the allowance for loan losses by portfolio segment:

	For the Nine Months Ended September 30, 2021
	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,607,494	$969,665	$—	$—	$3,577,159
Non-farm non-residential non-owner occupied	3,107,186	1,773,874	—	—	4,881,060
Residential	1,218,132	(223,994)	—	—	994,138
Construction, development & other	931,830	(77,038)	—	—	854,792
Farmland	31,800	7,864	—	—	39,664
Commercial & industrial	3,858,284	1,367,686	(315,399)	100,054	5,010,625
Consumer	35,354	(31,008)	—	1,650	5,996
Other	189,412	35,951	(19,876)	2,445	207,932
	$11,979,492	$3,823,000	$(335,275)	$104,149	$15,571,366

	For the Nine Months Ended September 30, 2020
	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,158,228	$1,706,890	$—	$—	$3,865,118
Non-farm non-residential non-owner occupied	1,626,882	1,071,398	—	—	2,698,280
Residential	373,226	310,843	—	—	684,069
Construction, development & other	330,326	273,323	—	—	603,649
Farmland	28,817	(11,946)	—	—	16,871
Commercial & industrial	3,503,848	(835,106)	(616,020)	32,966	2,085,688
Consumer	15,761	6,965	(7,042)	2,989	18,673
Other	86,274	27,633	—	—	113,907
	$8,123,362	$2,550,000	$(623,062)	$35,955	$10,086,255

	For the Three Months Ended September 30, 2021
	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,935,447	$(358,288)	$—	$—	$3,577,159
Non-farm non-residential non-owner occupied	4,330,250	550,810	—	—	4,881,060
Residential	1,050,327	(56,189)	—	—	994,138
Construction, development & other	681,472	173,320	—	—	854,792
Farmland	34,202	5,462	—	—	39,664
Commercial & industrial	3,192,366	1,962,453	(145,750)	1,556	5,010,625
Consumer	9,961	(3,965)	—	—	5,996
Other	159,846	49,397	(1,311)	—	207,932
	$13,393,871	$2,323,000	$(147,061)	$1,556	$15,571,366

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

	For the Three Months Ended September 30, 2020
	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,795,183	73,957	$—	$(4,022)	$3,865,118
Non-farm non-residential non-owner occupied	2,470,107	228,173	—	—	2,698,280
Residential	611,456	72,613	—	—	684,069
Construction, development & other	831,169	(227,520)	—	—	603,649
Farmland	20,067	(3,196)	—	—	16,871
Commercial & industrial	2,241,754	(158,409)	—	2,343	2,085,688
Consumer	18,200	473	—	—	18,673
Other	99,998	13,909	—	—	113,907
	$10,087,934	$—	$—	$(1,679)	$10,086,255

The following tables summarize the allocation of the allowance for loan losses, by portfolio segment, for loans evaluated for impairment individually and collectively:

	September 30, 2021
	Period end amounts of ALLL allocated to loans evaluated for impairment:
	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,577,159	$—	$3,577,159
Non-farm non-residential non-owner occupied	—	4,881,060	—	4,881,060
Residential	—	994,138	—	994,138
Construction, development & other	—	854,792	—	854,792
Farmland	—	39,664	—	39,664
Commercial & industrial	1,062,227	3,930,742	17,656	5,010,625
Consumer	—	5,996	—	5,996
Other	—	207,932	—	207,932
	$1,062,227	$14,491,483	$17,656	$15,571,366

	December 31, 2020
	Period end amounts of ALLL allocated to loans evaluated for impairment:
	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$2,607,494	$—	$2,607,494
Non-farm non-residential non-owner occupied	—	3,107,186	—	3,107,186
Residential	—	1,218,132	—	1,218,132
Construction, development & other	—	931,830	—	931,830
Farmland	—	31,800	—	31,800
Commercial & industrial	136,309	3,721,975	—	3,858,284
Consumer	—	35,354	—	35,354
Other	—	189,412	—	189,412
	$136,309	$11,843,183	$—	$11,979,492

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	September 30, 2021
	Loans evaluated for impairment:
	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,031,558	$360,435,679	$—	$361,467,237
Non-farm non-residential non-owner occupied	5,658,937	339,700,986	—	345,359,923
Residential	133,011	179,838,193	—	179,971,204
Construction, development & other	251,245	124,296,873	—	124,548,118
Farmland	—	8,308,914	—	8,308,914
Commercial & industrial	12,267,996	526,214,362	68,356	538,550,714
Consumer	—	4,417,542	—	4,417,542
Other	—	49,770,699	—	49,770,699
	$19,342,747	$1,592,983,248	$68,356	$1,612,394,351

	December 31, 2020
	Loans evaluated for impairment:
	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,943,744	$351,329,354	—	$353,273,098
Non-farm non-residential non-owner occupied	384,581	273,519,003	3,900,589	277,804,173
Residential	82,699	140,520,989	17,807	140,621,495
Construction, development & other	266,708	93,816,940	4,123,499	98,207,147
Farmland	—	4,653,344	—	4,653,344
Commercial & industrial	4,737,100	640,920,921	269,754	645,927,775
Consumer	—	4,157,339	—	4,157,339
Other	—	31,447,517	—	31,447,517
	$7,414,832	$1,540,365,407	$8,311,649	$1,556,091,888

Certain Acquired Loans

During 2013, the Company purchased certain loans from a third party with gross contractual balances of $8,207,194 for a purchase price of $6,303,095, resulting in a discount of $1,904,099. Upon acquisition, the acquired loans were initially segregated and classified in one of two categories: 1) PCI loans and 2) acquired performing loans. At acquisition date, estimated fair values of PCI loans and acquired performing loans were $3,215,504 and $3,087,591, respectively. The gross contractual amounts receivable for PCI loans and acquired performing loans were $4,502,097 and $3,705,097, respectively, as of the acquisition date.

As discussed in Note 19, the Company acquired loans with fair values of $259,605,933 as part of the acquisition of Heritage Bancorp, Inc. and its subsidiary, Heritage Bank. Of the total $263,314,602 of loans acquired, $250,659,720 were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $12,654,882 were determined to exhibit deteriorated credit quality since origination under ASC 310-30.

In connection with the acquisition of loans from Heritage Bancorp, Inc. and its subsidiary, Heritage Bank on January 1, 2020, the PCI loan portfolio was accounted for at fair value as follows:

Contractual required payments	$26,626,779
Non-accretable difference (expected loss)	15,026,950
Cash flows expected to be collected at acquisition	11,599,829
Accretable yield	1,850,260
Basis in acquired Heritage PCI loans	$9,749,569

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCI loans:

	September 30,	December 31,
	2021	2020
Real estate loans:
Non-farm non-residential owner occupied	$—	$—
Non-farm non-residential non-owner occupied	4,609,670	5,426,265
Residential	183,610	200,144
Construction, development & other	5,194,735	5,104,868
Farmland	—	—
Commercial & industrial	320,463	383,146
Consumer	—	—
Other	—	—
Total outstanding balances	$10,308,478	$11,114,423
Carrying amount	$7,840,464	$8,311,649

The accretable discount is accreted into income using the interest method over the life of the loans. At September 30, 2021 and December 31, 2020, unaccreted discounts on PCI loans totaled $2,068,154 and $2,379,944, respectively, and were included in net loans in the accompanying consolidated balance sheets.

At September 30, 2021 and December 31,2020, the allowance for loan losses related to the PCI loans disclosed above was $17,656 and $0, respectively.

Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired loans.

Accretable yield, or income expected to be collected on PCI loans was as follows:

	September 30,	December 31,
	2021	2020
Balance at beginning of year	$2,260,759	$82,566
New loans acquired from Heritage acquisition	—	2,725,993
Accretion of income	(192,605)	(807,552)
Reclassifications from non-accretable difference	—	259,752
Disposals	—	—
Balance at end of period	$2,068,154	$2,260,759

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated	September 30,	December 31,
	Useful Life	2021	2020
Building	30 years	$8,403,786	$7,712,313
Building improvements	3 - 10 years	3,734,661	3,287,713
Land		3,894,202	2,426,593
Equipment	3 - 5 years	4,060,291	3,457,690
Leasehold improvements	3 - 10 years	2,305,278	2,222,132
Furniture and fixtures	3 - 5 years	2,271,856	1,916,622
Construction in process		1,132,133	317,730
		25,802,207	21,340,793
Accumulated depreciation		(7,437,798)	(6,185,094)
		$18,364,409	$15,155,699

Depreciation expense for the nine months ended September 30, 2021 and 2020 amounted to $1,252,704 and $1,098,144, respectively, and for the three months ended September 30, 2021 and 2020 amounted to $445,247 and $381,458, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

	September 30,	December 31,
	2021	2020
Transaction accounts:
Noninterest bearing demand accounts	$364,417,901	$327,360,814
Interest bearing demand accounts	1,121,603,668	909,991,762
Savings	30,169,553	22,261,441
Total transaction accounts	1,516,191,122	1,259,614,017
Time deposits	299,759,444	374,216,900
Total deposits	$1,815,950,566	$1,633,830,917

The aggregate amount of time deposits in denominations of $250,000 or more totaled $139,876,285 and $150,788,365 as of September 30, 2021 and December 31, 2020, respectively.

Scheduled maturities of time deposits at September 30, 2021 are as follows:

2021	$87,103,904
2022	200,781,406
2023	6,603,363
2024	2,647,192
2025 and thereafter	2,623,579
$299,759,444

At September 30, 2021 and December 31, 2020, the aggregate amount of demand deposit overdrafts that were reclassified as loans was $39,747 and $137,733, respectively.

Deposits received from related parties at September 30, 2021 and December 31, 2020, totaled approximately $22,148,000 and $13,718,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

6.
Income Taxes

During the nine months ended September 30, 2021 and 2020, the Company recorded income tax provision expense of $2,925,827 and $2,546,664, reflecting an effective tax rate of 20.9% and 21.0%, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded income tax provision expense of $617,287 and $1,098,830, reflecting an effective tax rate of 20.6% and 21.0%, respectively.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. GAAP also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

7.
FHLB Advances and Other Borrowings

Senior Debt

On December 24, 2019, the Company modified the terms of a $5,000,000 promissory note maturing on August 30, 2020, whereby the revolving line of credit facility was increased to $10,000,000, and the interest rate was reduced from a floating rate of Wall Street Journal US Prime Rate, plus 0.50%, to a fixed rate of 4.75%. Upon maturity, the note was renewed and extended to August 31, 2021, in the amount of $10,000,000. The note bore interest at a fixed rate of 4.25%. Interest was payable quarterly on the 30th day of February, May, August and November. All principal and unpaid interest was due upon maturity. The note was secured by 100% of the outstanding stock of the Bank and was senior in rights to the $13,000,000 in subordinated debt described below. As of December 31, 2020, the outstanding principal balance was $10,000,000. On March 10, 2021, the note was combined with the outstanding balance of the $15,000,000 note described below and consolidated into a new revolving line of credit facility totaling $30,875,000 (see March 10, 2021 note below).

On December 24, 2019, the Company modified the terms of a $15,000,000 promissory note maturing on March 10, 2021, whereby the fixed interest rate of 6.00% was reduced to 4.75%. Quarterly principal payments of $375,000 plus interest were due and payable on the 10th day of March, June, September, and December through maturity date. The note was secured by 100% of the outstanding stock of the Bank and was senior in rights to the $13,000,000 in subordinated debt described below. As of December 31, 2020, the outstanding principal balance was $10,875,000. On March 10, 2021, the remaining balance of the note was combined with the remaining balance of the revolving note described above and consolidated into a new revolving line of credit facility totaling $30,875,000 (see March 10, 2021 note below).

On March 10, 2021, the remaining balance of the two aforementioned notes totaling $20,875,000 was consolidated into a new revolving line of credit loan with new funds of $10,000,000 for a total facility of $30,875,000. The note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and was senior in rights to the $13,000,000 in subordinated debt described below until the subordinated debt was paid in full during August 2021. As of September 30, 2021, the outstanding balance was $1,000,000.

Subordinated Debt

On September 27, 2018, the Company entered into a $3,000,000 and $2,000,000 subordinated promissory note agreement with two shareholders of the Company. Quarterly interest payments were due on the 27th day of March, June, September, and December. The notes bore interest at a fixed rate of 5.00% and 6.00%, respectively. The $3,000,000 note was retired on July 29, 2019 and replaced with a $4,000,000 note (see note below). The $2,000,000 note scheduled to mature on September 27, 2020 was renewed and extended to September 27, 2022 at a fixed rate of 6.00%. All principal and unpaid interest was due at maturity. The notes were subordinate and junior in rights to the senior indebtedness described above. All principal and unpaid interest was paid in full during August 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

On July 29, 2019, the aforementioned $3,000,000 promissory note scheduled to mature on September 27, 2019 was retired and replaced with a new subordinated promissory note to the same shareholder in the amount of $4,000,000. The note bore interest at a fixed rate of 5.00% through maturity date of July 29, 2020. Upon maturity, the note was renewed and increased to $11,000,000 with a fixed rate of 6.00%. All principal and unpaid interest, due at maturity on July 29, 2022, was paid in full during August 2021.

On July 29, 2019, the Company entered into a $2,000,000 subordinated promissory note agreement with a shareholder of the Company. Quarterly interest payments were due on the 29th day of January, April, July, and October. The note bore interest at a fixed rate of 5.00% and matured on July 29, 2020. All principal and unpaid interest was paid at maturity.

FHLB Borrowings

At September 30, 2021, FHLB advances represented $250,000 in Fixed-Rate, Fixed Term borrowings with a rate of 0.18% maturing on October 5, 2021; $12,000,000 in FHLB Owns the Option (“FOTO”) borrowings with a floating rate of 1.100% maturing on June 19, 2029; $18,000,000 in FOTO borrowings with a floating rate of 1.020% maturing on August 2, 2029; and $20,000,000 in FOTO borrowings with a floating rate of 0.570% maturing on February 26, 2035. The FOTO borrowings have quarterly call options that begin on September 19, 2019, November 4, 2019, and February 25, 2022, respectively. The call feature allows the FHLB to terminate the entire outstanding balance at each option date and, in the event the option is exercised, replacement funding will be made available at then prevailing interest rates. FHLB advances are collateralized by FHLB stock, real estate loans and investment securities. The approximate amount of loans and investment securities that collateralize borrowings at September 30, 2021 and December 31, 2020 was $529,411,800 and $474,841,700, respectively. At September 30, 2021, letters of credit with FHLB for $120,470,518 were outstanding with expirations ranging from October 2021 through March 2023.

Contractual maturities of FHLB advances and other borrowings at September 30, 2021 were as follows:

	FHLB Advances	Other Borrowings
2021 (three months remaining)	$250,000	$—
2022	—	1,000,000
2023	—	—
2024	—	—
2025 and thereafter	50,000,000	—
	$50,250,000	$1,000,000

At September 30, 2021 and December 31, 2020, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $50.5 million and $20.5 million in federal funds, respectively. The Company had no advances outstanding under these lines at September 30, 2021 and December 31, 2020.

8.
Stock Options and Warrants

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At September 30, 2021, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the plan such that the maximum number of shares reserved for issuance under the Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At September 30, 2021, there were 314,650 shares remaining available for grant for future awards under the 2019 Plan.

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on 5 years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At September 30, 2021, there were no shares remaining available for grant for future awards under the Director Plan.

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At September 30, 2021, there were no shares remaining available for grant for future awards.

During the nine months ended September 30, 2021, the Company granted stock options to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over 5 years and have a 10 year contractual term. Options granted during the nine months ended September 30, 2021 were granted with an exercise price of $16.43, $20.00 or $24.00. Options granted during the year ended December 31, 2020 were granted with an exercise price of $16.43 or $16.78.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the nine months ended September 30, 2021: risk-free interest rate ranging from 0.70% to 1.42%, dividend yield of 0.00%; estimated volatility of 10.00%, and expected lives of options of 7.5 years. The following assumptions were used for options granted in the nine months ended September 30, 2020: risk-free interest rate ranging from 0.47% to 1.85%, dividend yield of 0.00%; estimated volatility of 10.00%, and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $350,246 and $209,763, respectively, associated with stock options. For the three months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $166,110 and $81,523, respectively, associated with stock options. As of September 30, 2021, there was approximately $2,072,194 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

A summary of stock option activity for the nine months ended September 30, 2021 and year ended December 31, 2020 is presented below:

	September 30,		December 31,
	2021		2020
	Shares Underlying Options	Weighted-Average Exercise Price	Shares Underlying Options	Weighted-Average Exercise Price
Outstanding at beginning of period	660,251	$14.37	499,700	$13.84
Granted during the period	630,750	19.27	114,600	16.64
Acquired and converted options from acquisition	—	—	97,821	13.68
Forfeited during the period	(43,280)	15.49	(20,000)	14.24
Exercised during the period	(73,797)	13.29	(31,870)	12.07
Outstanding at the end of period	1,173,924	$17.03	660,251	$14.37
Options exercisable at end of period	372,204	$13.56	397,581	$13.14
Weighted-average grant date fair value of options granted during the period		$2.98		$2.65

A summary of weighted average remaining life is presented below:

	September 30,			December 31,
	2021			2020
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	170,566	3.20	170,566	260,523	4.14	242,823
$13.00 - $16.99	535,358	7.76	201,638	399,728	8.05	154,758
$17.00 - $24.00	468,000	9.68	—	—	—	—
	1,173,924	7.86	372,204	660,251	6.51	397,581

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $4,491,303 and $2,609,591, respectively, at September 30, 2021. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $1,261,016 and $1,179,197, respectively, at December 31, 2020.

The intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $404,846. There were no stock options exercised during the nine months ended September 30, 2020.

A summary of the activity in the Company’s nonvested shares is as follows:

	September 30,		December 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	262,670	$2.42	221,250	$2.87
Granted during the period	630,750	2.98	114,600	2.65
Acquired and converted options from acquisition	—	—	97,821	4.62
Vested during the period	(48,420)	6.72	(151,001)	4.67
Forfeited during the period	(43,280)	—	(20,000)	—
Nonvested at end of period	801,720	$2.58	262,670	$2.42

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

As consideration for the financial risks undertaken by certain organizers of the Company, the Company has outstanding stock warrants that are initially exercisable to purchase one share of common stock for each warrant held.

A summary of the Company’s stock warrant activity is presented below:

	September 30,		December 31,
	2021		2020
	Shares Underlying Warrants	Weighted- Average Exercise Price	Shares Underlying Warrants	Weighted- Average Exercise Price
Outstanding at beginning of period	6,000	$11.00	6,000	$11.00
Granted	—	—	—	—
Exercised	(1,715)	11.00	—	—
Expired or forfeited	—	—	—	—
Outstanding at end of period	4,285	$11.00	6,000	$11.00
Exercisable at end of period	4,285	$11.00	6,000	$11.00

The weighted average remaining contractual life of stock warrants outstanding at September 30, 2021 was 1.75 years. The warrants are exercisable over a ten-year period that expires on July 1, 2023.

9.
Commitments and Contingencies

Operating Leases

The Company has non-cancelable operating leases for branches, loan production offices, and non-branch offices. Rent expense for the nine months ended September 30, 2021 and 2020 was $1,071,200 and $859,500, respectively. Rent expense for the three months ended September 30, 2021 and 2020 was $441,200 and $288,500, respectively. The operating leases have various commencement dates and original terms varying from six months to one hundred forty one months.

As of September 30, 2021, future minimum rental payments under non-cancellable operating leases with initial or remaining terms in excess of one year for each year through 2026 and thereafter are as follows:

2021 (three months remaining)	$258,419
2022	1,182,422
2023	1,856,242
2024	1,694,531
2025	1,613,500
2026 and thereafter	8,034,287
$14,639,401

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

10.
Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company generally uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2021	2020
Commitments to extend credit	$329,341,471	$162,445,433
Standby letters of credit	12,526,633	1,692,795
Total	$341,868,104	$164,138,228

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral and the nature of such collateral is essentially the same as that involved in making commitments to extend credit.

Although the maximum exposure to loss is the amount of such commitments, management currently anticipates no material losses from such activities.

11.
Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

GAAP requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•
Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2 Inputs – Inputs other than quoted prices included in level 1 that are observable for the asset and liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds and mortgage backed securities.
•
Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis include the following:

Investment Securities Available-for-sale. Investment securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the bond’s terms and conditions, among other things.

Loans Held for Sale. Loans held for sale are reported at aggregate cost which has been deemed to be the equivalent of fair value using Level 3 inputs.

Impaired Loans. Impaired loans are reported at the estimated fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based on observable market data or independent appraisals using Level 3 inputs.

Derivative Instruments. The estimated fair value of interest rate derivative positions are obtained from a pricing service that provides the swaps’ unwind value using Level 2 inputs.

There were no transfers between levels during the nine month period ending September 30, 2021 or during the year ended December 31, 2020.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements Using			Total
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
At September 30, 2021:

Securities available for sale:
State and municipal securities	$—	$1,098,312	$—	$1,098,312
Mortgage-backed securities	—	863,603	—	863,603
Corporate bonds	—	24,469,037	—	24,469,037
Total investment securities available for sale	$—	$26,430,952	$—	$26,430,952

Loans held for sale:	$—	$—	$—	$—

Asset derivatives:
Interest rate swaps	$—	$358,540	$—	$358,540
Pay-fixed interest rate swaps	—	—	—	—
	$—	$358,540	$—	$358,540
Liability derivatives:
Interest rate swaps	$—	$358,540	$—	$358,540
Pay-fixed interest rate swaps	—	—	—	—
	$—	$358,540	$—	$358,540

	Fair Value Measurements Using			Total
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
At December 31, 2020:

Securities available for sale:
State and municipal securities	$—	$1,894,105	$—	$1,894,105
Mortgage-backed securities	—	1,027,693	—	1,027,693
Corporate bonds	—	22,673,519	—	22,673,519
Total investment securities available for sale	$—	$25,595,317	$—	$25,595,317

Loans held for sale:	$—	$—	$2,844,441	$2,844,441

Asset derivatives:
Interest rate swaps	$—	$271,477	$—	$271,477
Pay-fixed interest rate swaps	—	215,645	—	215,645
	$—	$487,122	$—	$487,122
Liability derivatives:
Interest rate swaps	$—	$271,477	$—	$271,477
Pay-fixed interest rate swaps	—	8,232	—	8,232
	$—	$279,709	$—	$279,709

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2021 and December 31, 2020:

Impaired loans. At September 30, 2021, impaired loans with carrying values of $19,342,747 were reduced by specific valuation allowances totaling $1,079,883 resulting in a net fair value of $18,262,864 based on Level 3 inputs. At December 31, 2020, impaired loans with carrying values of $7,414,832 were reduced by specific valuation allowances totaling $136,309 resulting in a net fair value of $7,278,523, based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2021 and year ended December 31, 2020, include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value:

	September 30,	December 31,
	2021	2020
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$3,715,914
Charge-offs recognized in the allowance for loan losses	—	2,335,914

Fair value of foreclosed assets remeasured at initial recognition	$—	$1,380,000

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,676,250	$1,997,291
Write downs included in other non-interest expense	—	10,084

Fair value of foreclosed assets remeasured subsequent to initial
recognition	$1,676,250	$1,987,207

For the Company, as for most financial institutions, substantially all its assets and liabilities are considered financial instruments as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market rates for similar assets and liabilities. Financial instrument assets with variable rates and financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value.

The carrying value and the estimated fair value of the Company’s contractual off-balance sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets

Level 2 inputs
Cash and cash equivalents	$360,583,258	$360,583,258	$203,560,313	$203,560,313
Interest bearing time deposits in other banks	131,461	131,461	129,402	129,402
Investment securities available for sale	26,430,952	26,430,952	25,595,317	25,595,317
Non-marketable securities	10,904,804	10,904,804	4,406,654	4,406,654
Accrued interest receivable	10,238,198	10,238,198	13,675,906	13,675,906
Bank-owned life insurance	26,381,727	26,381,727	25,960,632	25,960,632
Derivative instruments assets	358,540	358,540	487,122	487,122
	$435,028,940	$435,028,940	$273,815,346	$273,815,346
Level 3 inputs
Loans, including held for sale, net	$1,596,822,985	$1,572,317,943	$1,546,457,946	$1,551,623,815

Financial liabilities

Level 2 inputs
Deposits	$1,815,950,566	$1,816,943,973	$1,633,830,917	$1,636,966,853
Accrued interest payable	476,994	476,994	1,215,170	1,215,170
FHLB advances	50,250,000	50,250,000	70,000,000	70,000,000
Notes payable	1,000,000	1,000,000	33,875,000	33,875,000
Derivative instrument liabilities	358,540	358,540	279,709	279,709
	$1,868,036,100	$1,869,029,507	$1,739,200,796	$1,742,336,732

12.
Significant Group Concentrations of Credit Risk

All of the Company’s business activity is with customers primarily located within Texas. Such customers are normally also depositors of the Company.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. The contractual amounts of credit related financial instruments such as commitments to extend credit and credit card arrangements represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

At September 30, 2021 and December 31, 2020, the Company had federal funds sold aggregating $695,916 and $2,290,626, respectively, which represents concentrations of credit risk. The Company had uninsured deposits of $327,365,680 and $172,885,523 as of September 30, 2021 and December 31, 2020, respectively.

13.
Employee Benefit Plans

Defined Contribution Plan

In 2009, the Company adopted the Third Coast Bank, SSB 401(k) Plan (the “Plan”) covering substantially all employees. Employees may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws. The Company may make a discretionary match of employees’ contributions based on a percentage of salary contributed by participants.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Effective January 1, 2018, the discretionary contributions made by the Company were invested in the common stock of the Company in accordance with the Third Coast Bank, SSB Employee Stock Ownership Plan (ESOP). The ESOP became effective on January 1, 2018 for the exclusive benefit of the participants and their beneficiaries. Benefits under the ESOP generally are distributed in the form of cash. In addition, until the Company’s common stock was actively traded on an established securities market, the participant could demand (in accordance with the terms of the ESOP and applicable laws) that the Company repurchase shares of common stock distributed to the participant at the estimated fair value. This put option terminated upon the consummation of the Company's initial public offering and listing of its common stock on the NASDAQ Global Select Market in November 2021.

The fair value of shares of common stock, held by the ESOP, are deducted from permanent shareholders’ equity in the consolidated balance sheets, and are reflected in a line item below liabilities and above shareholders’ equity. As of September 30, 2021, this presentation was necessary in order to recognize the put option within the ESOP, consistent with SEC guidelines, because the Company was not publicly traded. The Company uses an external third party to determine the maximum possible cash obligation related to those securities. The valuation is the same that is used for the stock option plan. Increases or decreases in the value of the cash obligation are included in a separate line item in the statements of changes in shareholders’ equity. At September 30, 2021, the estimated fair value of the cash obligation for stock allocated under the ESOP plan was $2,059,940. An increase of $317,438 in the fair value of the cash obligation was recorded for the nine months ended September 30, 2021.

As of September 30, 2021, the number of shares held by the ESOP was 102,997 and there were no shares unallocated to plan participants. At September 30, 2021, shares committed to be released to the plan were 10,309 shares for a fair value of $206,180. During the nine months ended September 30, 2021, the Company repurchased 5,115 shares for $104,143 from ESOP participants that received distributions and exercised the put option described above. All shares held by the ESOP were treated as outstanding at September 30, 2021.

For the nine months ended September 30, 2021 and 2020, Company contributions to the ESOP were approximately $639,400 and $483,600, respectively. For the three months ended September 30, 2021 and 2020, Company contributions to the ESOP were approximately $254,200 and $156,900, respectively. Administrative expense related to the ESOP and the Plan for the same nine month period totaled approximately $30,100 and $15,700, respectively, and for the three months ended September 30, 2021 and 2020 totaled approximately $23,400 and $5,500, respectively. The costs were included in Salaries and Employee Benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as "related parties"). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At September 30, 2021 and December 31, 2020, the aggregate amounts of loans to related parties were $548,468 and $382,439, respectively. During the nine months ended September 30, 2021, loan originations to related parties totaled $375,176 and repayments from related party loans totaled $209,147. Related party unfunded commitments at September 30, 2021 and December 31, 2020, were $276,377 and $233,334, respectively.

15.
Shareholders’ Equity and Regulatory Matters

Private Placement Memorandum

On August 27, 2021, the Company completed the issuance and sale of 2,937,876 shares of its common stock for aggregate proceeds of approximately $70.5 million, consisting of 227,307 shares issued and sold during the six months ended June 30, 2021 for aggregate proceeds of approximately $5.4 million and 2,710,569 shares issued and sold between July 1, 2021 and August 27, 2021 for aggregate proceeds of approximately $65.1 million, in a private placement in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The Company used a portion of the net proceeds from the private placement to repay $32.5 million of outstanding indebtedness, consisting of (i) $19.5 million under the Company's senior debt due September 10, 2022; (ii) $11.0 million under a subordinated debt due July 29, 2022; and (iii) $2.0 million under a subordinated debt due September 27, 2022.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2021 and December 31, 2020 the Bank meets all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2021 and December 31, 2020. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since September 30, 2021, that management believes have changed the Bank’s category.

A comparison of the Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes Basel III Fully Phased-In (2)				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2021:
Total capital (to risk weighted assets)	$187,388	13.0%	≥	$151,793	≥	10.5%	≥	$144,564	≥	10.0%
Tier I capital (to risk weighted assets)	$171,817	11.9%	≥	$122,880	≥	8.5%	≥	$115,652	≥	8.0%
Tier I capital (to average assets) (1)	$171,817	9.6%	≥	$71,544	≥	4.0%	≥	$89,430	≥	5.0%
Common equity tier 1 (to risk weighted assets)	$171,817	11.9%	≥	$101,195	≥	7.0%	≥	$93,967	≥	6.5%
As of December 31, 2020:
Total capital (to risk weighted assets)	$145,319	12.5%	≥	$121,639	≥	10.5%	≥	$115,847	≥	10.0%
Tier I capital (to risk weighted assets)	$133,340	11.5%	≥	$98,470	≥	8.5%	≥	$92,678	≥	8.0%
Tier I capital (to average assets) (1)	$133,340	9.7%	≥	$54,969	≥	4.0%	≥	$68,711	≥	5.0%
Common equity tier 1 (to risk weighted assets)	$133,340	11.5%	≥	$81,093	≥	7.0%	≥	$75,301	≥	6.5%

(1) The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Bank to maintain a Tier 1 capital ratio (to average assets) above the minimum required.

(2) Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CIT1 capital buffer under the Basel III Capital Rules.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

16.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available to common shareholders	$2,385,244	$4,133,696	$11,069,753	$9,580,308
Weighted-average shares outstanding for basic earnings per common share	8,099,878	6,237,043	6,913,524	6,228,731
Dilutive effect of stock compensation	348,234	96,017	209,122	99,427
Weighted-average shares outstanding for diluted earnings per common share	8,448,112	6,333,060	7,122,646	6,328,158

17.
Derivative Financial Instruments

As part of its hedging strategy, the Company entered into a $100 million pay-fixed interest rate swap facility with another financial institution. The instrument is designated as a cash flow hedge, and changes in fair values are recognized in other comprehensive income. On February 18, 2021, the facility was discontinued and a termination fee of $945,000 was received by the Company. The fee is being accreted from other comprehensive income, net of deferred taxes, into interest expense through September 4, 2025, which is the maturity date of the contract. For the nine months and three months ended September 30, 2021, approximately $127,600 and $52,400, respectively, were recognized as a reduction of interest expense.

The Company also offers certain interest rate swap products directly to its qualified commercial banking customers. These financial instruments are not designated as hedging instruments. The interest rate swap derivative positions relate to transactions in which the Company enters into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. An interest rate swap transaction allows customers to effectively convert a variable rate loan to a fixed rate. In connection with each swap, the Company agrees to pay interest on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.

Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2021, no such deterioration was determined by management.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, cash was not required to be pledged as collateral for the interest rate swap facilities.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2021 and December 31, 2020.

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate	Receive Rate	Maturity Date
September 30, 2021
Pay-fixed interest rate swap (*)	$—	$—	$—	0.20%	USD Fed Funds-H.15	9/4/2025
Commercial loan interest rate swaps:
Loan customer counterparty	11,169,135	—	323,903	USD Prime + 0.5%	4.48%	10/15/2030
Loan customer counterparty	3,853,537	—	34,637	USD Prime + 0.0%	4.13%	12/22/2030
Financial institution counterparty	11,169,135	323,903	—	4.48%	USD Prime + 0.5%	10/15/2030
Financial institution counterparty	3,853,537	34,637	—	4.13%	USD Prime	12/22/2030
	$30,045,344	$358,540	$358,540

(*) Facility terminated on February 18, 2021 (see disclosure narrative on cash flow hedge above).

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate	Receive Rate	Maturity Date
December 31, 2020
Pay-fixed interest rate swap	$100,000,000	$215,645	$8,232	0.20%	USD Fed Funds-H.15	9/4/2025
Commercial loan interest rate swaps:
Loan customer counterparty	11,304,638	162,063	—	USD Prime + 0.5%	4.48%	10/15/2030
Loan customer counterparty	4,000,000	109,414	—	USD Prime + 0.0%	4.13%	12/22/2030
Financial institution counterparty	11,304,638	—	162,063	4.48%	USD Prime + 0.5%	10/15/2030
Financial institution counterparty	4,000,000	—	109,414	4.13%	USD Prime	12/22/2030
	$130,609,276	$487,122	$279,709

18.
Goodwill and Core Deposit Intangible, Net

In 2020, the Company recorded goodwill and core deposit intangible of $18,033,880 and $1,615,002, respectively, relating to the Heritage Bancorp, Inc. acquisition (see Note 19 – Business Combinations).

Amortization expense of the core deposit intangible (“CDI”) was $121,125 for each of the nine months ended September 30, 2021 and 2020 and $40,375 for each of the three months ended September 30, 2021 and 2020. The remaining weighted average life is 8.25 years at September 30, 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

Scheduled amortization of CDI at September 30, 2021 are as follows:

CDI Amortization
2021 (three months remaining)	$40,375
2022	161,500
2023	161,500
2024	161,500
2025	161,500
2026 and thereafter	646,002
$1,332,377

19.
Business Combinations

On January 1, 2020, the Company acquired 100% of the outstanding stock of Heritage Bancorp, Inc. and its subsidiary, Heritage Bank, Houston, Texas, with five branches located in Texas. At September 30, 2020, the Company had issued 2,362,555 shares of Company stock and paid $103,627 in cash for the outstanding shares of common stock and options of Heritage.

The Company recognized total goodwill of $18,033,880, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of consideration exchanged related to the Company’s stock was calculated based upon the price of the Company’s stock as of December 31, 2019. The goodwill in this acquisition resulted from a combination of expected synergies and expansion in the Texas market. None of the goodwill recognized is expected to be deductible for income tax purposes.

During the year ended December 31, 2020, the Company incurred expenses of approximately $874,900 related to the acquisition. These expenses are included in the legal and professional, and data processing expense line items in the consolidated statements of income. Results of the acquired company were included in the Company’s results of operations beginning January 1, 2020.

Estimated values of the assets acquired and liabilities assumed are as follows:

Assets of acquired bank:
Cash and cash equivalents	$16,215,449
Securities available for sale	3,784,974
Loans	259,605,933
Premises and equipment	7,671,751
Goodwill	18,033,880
Core deposit intangible	1,615,002
Bank owned life insurance	5,000,923
Federal Home Loan Bank stock	1,430,654
Other assets	2,511,986
Total assets acquired	$315,870,552
Liabilities of acquired bank:
Deposits	$260,155,325
Other liabilities	4,750,531
Total liabilities assumed	$264,905,856
Common stock issued @ $21.53 per share	$50,861,069
Cash paid	$103,627

The loan portfolio had a fair value of $259,605,933 at acquisition date and a contractual balance of $263,314,602.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and December 31, 2020

20.
Subsequent Event

Initial Public Offering

On November 9, 2021, the Company filed a prospectus with the SEC relating to the initial public offering of 3,500,000 shares of the Company's common stock, par value $1.00 per share (or 4,025,000 shares if the underwriters were to exercise in full their option to purchase additional shares). The Company's common stock began trading on the NASDAQ Global Select Market under the symbol "TCBX" on November 9, 2021.

The Company issued and sold an aggregate of 4,025,000 shares of its common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in its initial public offering at a public offering price of $25.00 per share, for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and estimated offering expenses, and estimated aggregate net proceeds of approximately $92.0 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. The initial closing of the initial public offering occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. In connection with the closing of the initial public offering, the Company issued an aggregate of 45,750 shares of restrictive stock to its directors and executive officers. The Company intends to use the net proceeds from the initial public offering to support its organic growth and for general corporate purposes, including maintenance of its required regulatory capital and potential future acquisition opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our prospectus filed with the Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act"), on November 9, 2021, related to our initial public offering. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," and the "Company" refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries, references in this Form 10-Q to the "Bank" refer to Third Coast Bank, SSB, a Texas state savings bank and our wholly owned bank subsidiary, and references in this Form 10-Q to "TCCC" refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Risk Factors" included in the prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on November 9, 2021 and in Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate twelve branches, with seven branches in the Greater Houston market, two branches in the Dallas-Fort Worth market, two branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of September 30, 2021, we had, on a consolidated basis, total assets of $2.08 billion, total loans of $1.61 billion, total deposits of $1.82 billion and total shareholders’ equity, including ESOP-owned shares, of $206.2 million.

On January 1, 2020, we acquired 100% of the outstanding stock of Heritage Bancorp, Inc. and its subsidiary, Heritage Bank, with five branches located in Texas, and merged Heritage Bancorp, Inc. with and into the Company and Heritage Bank with and into the Bank. The estimated values of assets acquired and liabilities assumed as of January 1, 2020 were total assets of $315.9 million, total loans of $259.6 million, and total deposits of $260.2 million. Pursuant to the merger, we issued $50.9 million in common stock and $103,627 in cash and recognized total goodwill of $18.0 million.

As a bank holding company that operates through one segment, community banking, we generate most of our revenue from interest on loans, and customer service and loan fees. We incur interest expense on deposits and other borrowed funds, as well as noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and control the interest expenses of our liabilities, measured as net interest income, through our net interest margin and net interest spread. Net interest income is the difference between interest income on interest-earning assets, such as loans and interest-bearing time deposits in other banks, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest spread is the difference between average rates earned on interest-earning assets and average rates paid on interest-bearing liabilities.

Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing liabilities and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout the state of Texas.

COVID-19 Update

The Company has been, and may continue to be, impacted by the COVID-19 pandemic. In recent months, vaccination rates have been increasing and restrictive measures have eased in certain areas. However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which established the Paycheck Protection Program (the "PPP"), and the American Rescue Plan Act of 2021, enacted in March 2021.

As the pandemic evolves, we continue to evaluate protocols and processes in place to execute our business continuity plans while promoting the health and safety of our employees and continuing to support our customers and communities.

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program. PPP loans have a two or five-year term and earn interest at 1.0%. At September 30, 2021, outstanding PPP loans, net of deferred loan fees of $4.5 million, were $171.3 million which are included in commercial and industrial loans. Assuming compliance with PPP origination and documentation requirements, loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participated in the Main Street Lending Program (the "MSLP"), created by the Board of Governors of the Federal Reserve System (the "Federal Reserve") to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. At September 30, 2021, outstanding MSLP loans, excluding the 95% portion sold to the Federal Reserve and net of deferred loan fees of $1.0 million, were $5.1 million which are included in commercial and industrial loans.

Completion of $70.5 Million Private Placement

On August 27, 2021, the Company completed the issuance and sale of 2,937,876 shares of its common stock for aggregate proceeds of approximately $70.5 million, consisting of 227,307 shares issued and sold during the six months ended June 30, 2021 for aggregate proceeds of approximately $5.4 million and 2,710,569 shares issued and sold between July 1, 2021 and August 27, 2021 for aggregate proceeds of approximately $65.1 million, in a private placement in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The Company used a portion of the net proceeds from the private placement to repay $32.5 million of outstanding indebtedness, consisting of (i) $19.5 million under the Company's senior debt due September 10, 2022; (ii) $11.0 million under a subordinated debt due July 29, 2022; and (iii) $2.0 million under a subordinated debt due September 27, 2022.

Initial Public Offering

On November 9, 2021, the Company filed a prospectus with the SEC relating to the initial public offering of 3,500,000 shares of the Company's common stock, par value $1.00 per share (or 4,025,000 shares if the underwriters were to exercise in full their option to purchase additional shares). The Company's common stock began trading on the NASDAQ Global Select Market under the symbol "TCBX" on November 9, 2021.

We issued and sold an aggregate of 4,025,000 shares of our common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $25.00 per share, for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and estimated offering expenses, and estimated aggregate net proceeds of approximately $92.0 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. The initial closing of our initial public offering occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. In connection with the closing of our initial public offering, we issued an aggregate of 45,750 shares of restrictive stock to our directors and executive officers. We intend to use the net proceeds from our initial public offering to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

Results of Operations

Our results of operations depend substantially on net interest income and noninterest income. Other factors contributing to our results of operations include our level of our noninterest expenses, such as salaries and employee benefits, occupancy and equipment and other miscellaneous operating expenses. See the analysis of the material fluctuations in the related discussions that follow.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Interest income	$24,399	$19,242	$5,157	26.8%	$73,955	$59,387	$14,568	24.5%
Interest expense	2,397	3,544	(1,147)	(32.4)%	8,021	11,178	(3,157)	(28.2)%
Net interest income	22,002	15,698	6,304	40.2%	65,934	48,209	17,725	36.8%
Provision for loan losses	2,323	-	2,323	100.0%	3,823	2,550	1,273	49.9%
Noninterest income	964	633	331	52.3%	2,823	2,103	720	34.2%
Noninterest expense	17,641	11,098	6,543	59.0%	50,938	35,635	15,303	42.9%
Income before income taxes	3,002	5,233	(2,231)	(42.6)%	13,996	12,127	1,869	15.4%
Income tax expense	617	1,099	(482)	(43.9)%	2,926	2,547	379	14.9%
Net income	$2,385	$4,134	$(1,749)	(42.3)%	$11,070	$9,580	$1,490	15.6%

Net Interest Income

Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest-earning assets and interest-bearing liabilities, respectively. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact our net interest income. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020

Net interest income increased $17.7 million, or 36.8%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 primarily due to an increase in average loans and lower average rates paid on interest-bearing deposits as well as increase in income from PPP loans. Average loans was $1.4 billion for the nine months ended September 30, 2020 compared to $1.6 billion for the nine months ended September 30, 2021 with the increase primarily due to loan growth in commercial and industrial loans and commercial real estate loans. The average cost of interest-bearing deposits was 0.63% for the nine months ended September 30, 2021 and 1.18% for the nine months ended September 30, 2020. The Company recognized $16.8 million in PPP deferred origination fees for the nine months ended September 30, 2021 through both accretion and forgiveness of the related PPP loans compared to $6.9 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net interest margin and net interest spread were 4.61% and 4.45%, respectively, compared to 4.20% and 3.91%, respectively, for the nine months ended September 30, 2020.

The following table presents an analysis of net interest income and net interest spread for the periods indicated, including average outstanding balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid on such assets or liabilities, respectively. The table also sets forth the net interest margin on average total interest-earning assets for the same periods.

	For the Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$27,400	$778	3.80%	$4,493	$68	2.02%
Loans, gross	1,603,555	72,660	6.06%	1,375,582	58,628	5.69%
Federal funds sold and other interest- earning assets	282,065	517	0.25%	151,419	691	0.61%
Total interest-earning assets	1,913,020	73,955	5.17%	1,531,494	59,387	5.18%
Less allowance for loan losses	(13,211)			(10,154)
Total interest-earning assets, net of allowance	1,899,809			1,521,340
Noninterest-earning assets	114,310			82,743
Total assets	$2,014,119			$1,604,083
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,400,424	$6,613	0.63%	$1,099,976	$9,686	1.18%
Notes payable	29,475	1,080	4.90%	31,079	1,171	5.03%
FHLB advances	53,115	328	0.83%	47,135	321	0.91%
Total interest-bearing liabilities	1,483,014	8,021	0.72%	1,178,190	11,178	1.27%
Noninterest-bearing deposits	380,645			307,678
Other liabilities	9,134			7,441
Total liabilities	1,872,793			1,493,309
Shareholders’ equity, including ESOP owned shares	141,326			110,774
Total liabilities and shareholders’ equity	$2,014,119			$1,604,083
Net interest income		$65,934			$48,209
Net interest spread(1)			4.45%			3.91%
Net interest margin(2)			4.61%			4.20%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $25.0 million and $12.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Nine Months Ended September 30, 2021 compared to 2020
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$346	$364	$710
Loans, gross	9,653	4,379	14,032
Federal funds sold and other interest-earning assets	595	(769)	(174)
Total increase in interest income	$10,594	$3,974	$14,568
Interest-bearing liabilities:
Interest-bearing deposits	$2,634	$(5,707)	$(3,073)
Notes payable	(61)	(30)	(91)
FHLB advances	40	(33)	7
Total increase (decrease) in interest expense	$2,613	$(5,770)	$(3,157)
Increase in net interest income	$7,981	$9,744	$17,725

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

Net interest income increased $6.3 million, or 40.2% during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to higher average loan yields and lower average rates on interest-bearing deposits as well as increase in income from PPP loans. Average yield on loans was 6.11% for the three months ended September 30, 2021, compared to 4.82% for the three months ended September 30, 2020. The average cost of interest-bearing deposits decreased 40 basis points from 0.96% for the three months ended September 30, 2020 to 0.56% for the three months ended September 30, 2021. The Company recognized $4.1 million in PPP deferred origination fees for the three months ended September 30, 2021 through both accretion and forgiveness of the related PPP loans compared to $1.6 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, net interest margin and net interest spread were 4.49% and 4.34%, respectively, compared to 3.61% and 3.36%, respectively, for the same period in 2020.

The following table presents an analysis of net interest income, net interest spread and net interest margin for the periods indicated in the manner presented for the nine months ended September 30, 2021 and 2020 above.

	For the Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$31,588	$265	3.33%	$5,344	$36	2.68%
Loans, gross	1,553,517	23,940	6.11%	1,575,593	19,075	4.82%
Federal fund sold and other interest earning assets	360,723	194	0.21%	150,806	131	0.35%
Total interest-earning assets	1,945,828	24,399	4.97%	1,731,743	19,242	4.42%
Less allowance for loan losses	(13,466)			(10,088)
Total interest-earning assets, net of allowance	1,932,362			1,721,655
Noninterest-earning assets	138,687			87,596
Total assets	$2,071,049			$1,809,251
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,423,418	$2,023	0.56%	$1,246,390	$3,005	0.96%
Notes payable	21,278	262	4.89%	33,018	428	5.16%
FHLB advances	55,418	112	0.80%	51,522	111	0.86%
Total interest-bearing liabilities	1,500,114	2,397	0.63%	1,330,930	3,544	1.06%
Noninterest-bearing deposits	386,727			358,915
Other liabilities	9,440			7,026
Total liabilities	1,896,281			1,696,871
Shareholders’ equity, including ESOP- owned shares	174,768			112,380
Total liabilities and shareholder’s equity	$2,071,049			$1,809,251
Net interest income		$22,002			$15,698
Net interest spread(1)			4.34%			3.36%
Net interest margin(2)			4.49%			3.61%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $7.8 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months September 30, 2021 compared to 2020
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$177	$52	$229
Loans, gross	(216)	5,081	4,865
Federal funds sold and other interest-earning assets	183	(120)	63
Total increase in interest income	$144	$5,013	$5,157
Interest-bearing liabilities:
Interest-bearing deposits	$436	$(1,418)	$(982)
Notes payable	(151)	(15)	(166)
FHLB advances	9	(8)	1
Total increase (decrease) in interest expense	$294	$(1,441)	$(1,147)
Increase (decrease) in net interest income	$(150)	$6,454	$6,304

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans.

The provision for loan losses for the nine months ended September 30, 2021 was $3.8 million compared to $2.6 million for the nine months ended September 30, 2020. The majority of the provision for 2021 was related to provision on newly originated non-PPP loans.

The provision for loan losses for the three months ended September 30, 2021 was $2.3 million. No provision to loan losses was recorded for the three months ended September 30, 2020. The majority of the provision for the three months ended September 30, 2021 was related to newly originated non-PPP loans.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, earnings credits on correspondent bank balances, and earnings from bank-owned life insurance. Noninterest income does not include loan origination fees, which are recognized in interest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Noninterest Income:
Service charges and fees	$559	$443	$116	26.2%	$1,801	$1,202	$599	49.8%
Gain on sale of SBA loans	175	—	175	100.0%	175	266	(91)	(34.2)%
Earnings on bank-owned life insurance	145	87	58	66.7%	421	265	156	58.9%
Other	85	103	(18)	(17.5)%	426	370	56	15.1%
Total noninterest income	$964	$633	$331	52.3%	$2,823	$2,103	$720	34.2%

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020

The increase in noninterest income of $720,000 for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to the increase in service charges and fees and earnings on bank-owned life insurance. The increase in service charges and fees was primarily due to a $400,000 increase in ATM income and a $252,000 increase in mortgage secondary market fee income. The Company purchased $10.0 million in additional bank-owned life insurance policies during the fourth quarter of 2020 resulting in the increased earnings on bank-owned life insurance in 2021.

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

The increase in noninterest income of $331,000 for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to the $175,000 gain recognized on the sale of the guarantee portion of one (non-PPP) SBA loan and the increase in service charges and fees on deposit accounts. The increase in service charges and fees on deposits was primarily due to a $79,000 increase in ATM income and a $26,000 increase in non-sufficient funds fees.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, legal and professional fees, data processing and network expenses, regulatory fees, including Federal Deposit Insurance Corporation ("FDIC") assessments, marketing expenses, and loan operations and repossessed asset related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$12,138	$6,964	$5,174	74.3%	$34,613	$22,136	$12,477	56.4%
Net occupancy and equipment expenses	1,419	1,098	321	29.2%	3,810	3,022	788	26.1%
Other:
Legal and professional fees	1,164	359	805	224.2%	3,843	3,048	795	26.1%
Data processing and network expenses	844	1,065	(221)	(20.8)%	2,274	2,496	(222)	(8.9)%
Regulatory assessments	252	336	(84)	(25.0)%	595	814	(219)	(26.9)%
Advertising and marketing expenses	422	351	71	20.2%	1,232	907	325	35.8%
Loan operations and other real estate owned expenses	495	206	289	140.3%	1,688	1,161	527	45.4%
Loss on sale of other real estate owned	—	—	—	—	344	—	344	100.0%
Other expenses	906	719	187	26.0%	2,540	2,051	489	23.8%
Total noninterest expense	$17,640	$11,098	$6,542	58.9%	$50,939	$35,635	$15,304	42.9%

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020

The increase in noninterest expense of $15.3 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, and legal and professional expenses and a $344,000 loss on the sale of an other real estate owned property.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $34.6 million for the nine months ended September 30, 2021, an increase of $12.5 million, or 56.4%, compared to $22.1 million for the same period in 2020. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth, and increased commissions related to our loan and deposit growth. As of September 30, 2021 and 2020, the number of employees was 313 and 206, respectively.

Net occupancy expenses were $3.8 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, during 2021, additional building maintenance, landscaping services and janitorial services were completed related to the five branches acquired in the Heritage acquisition and additional office space was leased during 2021 to accommodate the increase in employees.

Legal and professional fees were $3.8 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to higher audit, consulting, legal, and recruitment costs as a result of growth, regulatory requirements, the PPP loan program and additional personnel.

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

The increase in noninterest expense of $6.5 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to increases in salaries and employee benefits expense and legal and professional expenses.

Salaries and employee benefits were $12.1 million for the three months ended September 30, 2021, an increase of $5.2 million, or 74.3%, compared to $7.0 million for the same period in 2020. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth and increased commissions related to our loan and deposit growth. During the three months ended September 30, 2021, the number of employees increased from 265 as of June 30, 2021 to 313 as of September 30, 2021. During the three months ended September 30, 2020, the number of employees decreased from 212 as of June 30, 2020 to 206 as of September 30, 2020.

Legal and professional fees were $1.2 million and $359,000 for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to higher audit, consulting, legal, and recruitment costs as a result of growth, regulatory requirements, the PPP loan program and additional personnel.

Income Tax Expense

The amount of income tax expense we incur is impacted by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at current income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense	$617	$1,099	$2,926	$2,547
Effective tax rate	20.6%	21.0%	20.9%	21.0%

Financial Condition

Total assets were $2.08 billion as of September 30, 2021 compared to $1.87 billion as of December 31, 2020. The increase of $214.9 million, or 11.5% was primarily due to organic loan growth and an increase in cash and cash equivalents from deposit growth and completion of our private placement offering.

Loan Portfolio

Our primary source of income is derived through interest earned on loans to small-to medium-sized businesses, commercial companies, professionals and individuals located in our primary market areas. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning assets.

As of September 30, 2021, total loans were $1.61 billion, an increase of $56.3 million, or 3.63%, compared to $1.56 billion as of December 31, 2020. The increase in loans was due to growth of non-PPP related loans totaling $275.8 million, primarily commercial and industrial loans and commercial real estate loans, offset by a decrease in PPP loans of $219.5 million due to forgiveness payments received from the SBA. Total loans as a percentage of deposits were 88.8% and 95.2% as of September 30, 2021 and December 31, 2020, respectively. Total loans as a percentage of assets were 77.4% and 83.3% as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$361,467	22.4%	$353,273	22.7%
Non-farm non-residential non-owner occupied	345,360	21.4%	277,804	17.9%
Residential	179,971	11.2%	140,622	9.0%
Construction, development and other	124,548	7.7%	98,207	6.3%
Farmland	8,309	0.5%	4,653	0.3%
Commercial and industrial	538,551	33.4%	645,928	41.5%
Consumer	4,417	0.3%	4,157	0.3%
Other	49,771	3.1%	31,448	2.0%
Total loans	$1,612,394	100.0%	$1,556,092	100.0%

Commercial Real Estate Loans. Commercial real estate loans are underwritten primarily based on cash flows of the borrower and, secondarily, the value of the underlying collateral. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located primarily throughout our markets and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $8.2 million, or 2.3%, to $361.5 million as of September 30, 2021 from $353.3 million as of December 31, 2020.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $67.6 million, or 24.3%, to $345.4 million as of September 30, 2021 from $277.8 million as of December 31, 2020.

The increases in commercial real estate loans were due to the addition of several lenders in 2021 and increased productivity of existing lenders in response to market demand.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $39.4 million, or 28.0%, to $180.0 million as of September 30, 2021 from $140.6 million as of December 31, 2020 due primarily to continued organic growth.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. Historically, the properties securing the portfolio were primarily in the Greater Houston and Dallas markets and were generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $26.3 million, or 26.8%, to $124.5 million as of September 30, 2021 from $98.2 million as of December 31, 2020 due primarily to the additional productivity from the formation of the builder finance group.

Commercial and Industrial Loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and effectively. These loans are primarily made based on the borrower's ability to service the debt from income. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees. Our commercial and industrial loan portfolio consists of loans principally to retail trade, service, and manufacturing firms located in our market areas.

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At September 30, 2021 and December 31, 2020, outstanding factored receivables were $35.1 million and $23.1 million, respectively.

The commercial and industrial loan category also includes indirect auto loans with local dealerships that are funded through our indirect lending department. The loans are with recourse to the dealership and are structured as commercial lines of credit with the dealerships. The loans are approved with the same underwriting criteria as other commercial credits. Any loans under these lines of credit that are past due in excess of 90 days are required to be paid in full by the dealership. At September 30, 2021 and December 31, 2020, outstanding indirect auto loans included in the commercial and industrial category were $7.3 million and $7.0 million, respectively.

In April 2020, we began originating loans to qualified small businesses under the provisions of the CARES Act which are included in commercial and industrial loans. Loans covered by the PPP administered by the SBA may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. At September 30, 2021 and December 31, 2020, outstanding PPP loans, net of deferred loan fees, were $171.3 million and $390.8 million, respectively.

Commercial and industrial loans decreased $107.4 million, or 16.6%, to $538.5 million as of September 30, 2021 from $645.9 million as of December 31, 2020. The decrease was primarily a result of the net decrease in PPP loans of $219.5 due to payoffs and forgiveness by the SBA offset by continued organic growth in non-PPP loans.

Other Loan Categories. Other categories of loans included in our loan portfolio include farmland loans, consumer loans, agricultural loans made to farmers and ranchers relating to their operations and lease financing. None of these categories of loans represents a material portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2021
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$20,688	$106,017	$70,745	$164,017	$361,467
Non-farm non-residential non-owner occupied	33,027	152,765	43,510	116,058	345,360
Residential	24,490	61,800	25,458	68,223	179,971
Construction, development and other	35,152	50,636	24,866	13,894	124,548
Farmland	2,591	2,971	1,196	1,551	8,309
Commercial and industrial	167,790	299,820	58,447	12,494	538,551
Consumer	1,363	2,359	695	—	4,417
Other	18,369	31,402	—	—	49,771
Total loans	$303,470	$707,770	$224,917	$376,237	$1,612,394
Amounts with fixed rates	$109,363	$555,074	$32,009	$35,690	$732,136
Amounts with floating rates	$194,107	$152,696	$192,908	$340,547	$880,258

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt. The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of September 30, 2021	As of December 31, 2020
Nonaccrual loans(1)	$11,077	$7,257
Loans > 90 days and still accruing	561	752
Restructured loan—accruing	5,319	4,395
Total nonperforming loans	$16,957	$12,404
Other real estate owned and repossessed assets	1,676	3,367
Total nonperforming assets	$18,633	$15,771
Ratio of nonaccrual loans to total loans	0.69%	0.47%
Ratio of nonperforming loans to total loans	1.05%	0.80%
Ratio of nonperforming loans to total assets	0.81%	0.66%
Ratio of nonperforming assets to total assets	0.89%	0.84%
Ratio of nonperforming loans to total loans plus OREO	1.05%	0.80%
Ratio of allowance for loan losses to nonaccrual loans	140.57%	165.07%

(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $18.6 million in nonperforming assets as of September 30, 2021 compared to $15.8 million as of December 31, 2020, and we had $17.0 million in nonperforming loans as of September 30, 2021 compared to $12.4 million as of December 31, 2020. The increase in nonperforming assets was primarily attributable to the placement of several commercial and real estate loans on nonaccrual during 2021 as a result of continued deteriorating financial performance for the identified loans. We believe that the value recorded for each of the properties held in other real estate owned is adequately supported by recent appraisals.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of September 30, 2021	As of December 31, 2020
Nonaccrual loans by category:
Commercial and industrial	$9,162	$4,155
Real estate:
Commercial real estate owner occupied	1,032	1,944
Commercial real estate non-owner occupied	353	385
Construction, development and other	251	264
Residential	133	85
Consumer	—	—
Other	—	—
Purchased credit impaired	146	424
Total nonaccrual loans	$11,077	$7,257

COVID-19 Loan Deferments

During March of 2020 and to help mitigate the anticipated effects of the COVID-19 pandemic on certain borrowers, we began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers were able to apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At September 30, 2021, we had approximately 576 loans totaling $247.9 million that had deferral and modification agreements due to COVID-19 whereby principal and/or interest payments during a specified period were deferred to the end of each of the loan terms. Subsequent to the approved deferral period, customers resumed their regular payments. The CARES Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as troubled debt restructurings if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At September 30, 2021, $4.9 million in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	September 30, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$350,054	$6,988	$4,425	$—	$—	$361,467
Non-farm non-residential non-owner occupied	326,199	8,392	7,346	3,423	—	345,360
Residential	179,360	—	529	82	—	179,971
Construction, development and other	120,169	—	251	4,128	—	124,548
Farmland	8,309	—	—	—	—	8,309
Commercial and industrial	525,100	4,760	8,484	207	—	538,551
Consumer	4,394	23	—	—	—	4,417
Other	49,771	—	—	—	—	49,771
Gross loans	$1,563,356	$20,163	$21,035	$7,840	$—	$1,612,394

	December 31, 2020
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$335,442	$12,189	$5,642	$—	$—	$353,273
Non-farm non-residential non-owner occupied	255,468	12,706	5,730	3,900	—	277,804
Residential	139,743	—	861	18	—	140,622
Construction, development and other	93,817	—	267	4,123	—	98,207
Farmland	4,653	—	—	—	—	4,653
Commercial and industrial	629,093	6,144	9,847	270	574	645,928
Consumer	4,157	—	—	—	—	4,157
Other	31,448	—	—	—	—	31,448
Gross loans	$1,493,821	$31,039	$22,347	$8,311	$574	$1,556,092

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature and volume of our loan portfolio, overall portfolio quality, industry or borrower concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates, among other factors. Please see "- Critical Accounting Policies - Allowance for Loan Losses" below and "Part I - Financial Information - Item 1. Financial Statements - Note 3.”

As of September 30, 2021, the allowance for loan losses totaled $15.6 million, or 1.0% of total loans. As of December 30, 2020, the allowance for loan losses totaled $12.0 million, or 0.8% of total loans. The increase in our allowance for loan losses of $3.6 million, or 30.0%, was primarily due to loan loss provisions related to $275.8 million in non-PPP loan growth and specific reserves of $1.0 million for impaired loans in 2021.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for loan loss at beginning of period	$13,394	$10,088	$11,979	$8,123
Provision for loan loss	2,323	—	3,823	2,550
Charge-offs:
Commercial and industrial	(145)	—	(315)	(616)
Consumer	—	—	—	(7)
Other	(2)	—	(20)	—
Total charge-offs	(147)	—	(335)	(623)
Recoveries:
Commercial real estate:
Non-farm non-residential owner occupied	—	(4)	—	—
Commercial and industrial	1	2	100	33
Consumer	—	—	2	3
Other	—	—	2	—
Total recoveries	1	(2)	104	36
Net (charge-offs) recoveries	(146)	(2)	(231)	(587)
Allowance for loan losses at end of period	$15,571	$10,086	$15,571	$10,086
Ratio of net (charge-offs) recoveries to average loans(1)	(0.04)%	(0.00)%	(0.02)%	(0.06)%

(1)
Interim periods annualized.

During the three and nine months ended September 30, 2021 and 2020, charge-offs and recoveries were minimal.

The allowance for loan losses by loan category as of the dates indicated was as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,577	22.4%	$2,608	22.7%
Non-farm non-residential non-owner occupied	4,881	21.4%	3,107	17.9%
Residential	994	11.2%	1,218	9.0%
Construction, development and other	855	7.7%	932	6.3%
Farmland	40	0.5%	32	0.3%
Commercial and industrial	5,010	33.4%	3,858	41.5%
Consumer	6	0.3%	35	0.3%
Other	208	3.1%	189	2.0%
	$15,571	100.0%	$11,979	100.00%

Securities

Our investment portfolio consists of state and municipal securities, mortgage-backed securities, and corporate bonds classified as available for sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$1,089	$9	$—	$1,098
Mortgage-backed securities	836	28	—	864
Corporate bonds	23,559	922	(12)	24,469
	$25,484	$959	$(12)	$26,431

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$1,881	$14	$(1)	$1,894
Mortgage-backed securities	1,005	23	—	1,028
Corporate bonds	22,571	321	(219)	22,673
	$25,457	$358	$(220)	$25,595

As of September 30, 2021, the carrying amount of the security portfolio was $26.4 million compared to $25.6 million as of December 31, 2020, an increase of $836,000, or 3.3%. Investment securities represented 1.3% and 1.4% of total assets as of September 30, 2021 and December 31, 2020, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of September 30, 2021 and December 31, 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The contractual maturities of the mortgage-backed securities held range from 2022 to 2046 and are not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. Therefore, schedules of maturities for mortgage-backed securities have been excluded from this disclosure. The amortized cost and estimated fair value of securities available for sale at September 30, 2021, by contractual maturity, are shown below:

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$662	$664
Due from one year to five years	427	434
Due from five years to ten years	23,559	24,469
	24,648	25,567
Mortgage-backed securities	836	864
	$25,484	$26,431

The weighted average life of our investment portfolio was 6.65 years with an estimated modified duration of 5.57 years as of September 30, 2021. The weighted average life of our investment portfolio was 7.97 years with an estimated modified duration of 6.49 years as of December 31, 2020.

Deposits

Total deposits as of September 30, 2021 were $1.82 billion, an increase of $182.1 million, or 11.1%, compared to $1.63 billion as of December 31, 2020. The increase was primarily due to continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances offset by a decrease in time deposits resulting from a reduction in interest rates paid.

Noninterest-bearing deposits as of September 30, 2021 were $364.4 million, an increase of $37.1 million, or 11.3%, compared to $327.4 million as of December 31, 2020. Total interest-bearing account balances as of September 30, 2021 were $1.45 billion, an increase of $145.1 million, or 11.1%, from $1.31 billion as of December 31, 2020.

The components of deposits as of the dates shown below were as follows:

	As of September 30,		As of December 31,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing deposits	$1,121,604	77.3%	$909,992	69.7%
Savings	30,170	2.1%	22,261	1.7%
Time deposits $100,000 and over	282,858	19.5%	356,803	27.3%
Time deposits less than $100,000	16,901	1.1%	17,414	1.3%
Total interest-bearing deposits	$1,451,533	79.9%	$1,306,470	80.0%
Noninterest-bearing demand deposits	$364,418	20.1%	$327,361	20.0%
Total deposits	$1,815,951	100.0%	$1,633,831	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

As of September 30,
(Dollars in thousands)	2021
Three months or less	$41,656
Over three months through six months	42,456
Over six months through twelve months	43,295
Over twelve months	10,719
Total	$138,126

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Nine Months Ended		Year Ended
	September 30, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$380,645	—	$310,357	—
Interest-bearing demand deposits	$1,027,691	0.64%	$734,638	0.82%
Savings	26,282	0.28%	19,877	0.21%
Time deposits $100,000 and over	329,155	0.65%	382,232	1.58%
Time deposits less than $100,000	17,296	0.53%	13,976	1.45%
Total interest-bearing deposits	$1,400,424	0.63%	$1,150,723	1.07%
Total deposits	$1,781,069	0.50%	$1,461,080	0.84%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2021 was 21.4% and for the year ended December 31, 2020 was 21.2%.

Borrowings

We have the ability to utilize short-term and long-term borrowings to supplement deposits used to fund our lending and investment activities, each of which is discussed below.

Notes Payable – Senior Debt. On August 30, 2019, the Company renewed a $5.0 million promissory note with a third party lender and extended the maturity date to August 30, 2020. On December 24, 2019, the Company modified the terms of the agreement whereby the note was increased to $10.0 million, and the interest rate was reduced from a floating rate of Wall Street Journal US Prime Rate, plus 0.50%, to a fixed rate of 4.75%. At maturity, the note was renewed and extended to August 31, 2021, in the amount of $10.0 million. The note bore interest at a fixed rate of 4.25%. Interest was payable quarterly on the 30th day of February, May, August and November. All principal and unpaid interest was due upon maturity. As of December 31, 2020, the outstanding principal balance was $10.0 million. The note was secured by 100% of the outstanding stock of the Bank and was senior in rights to the $13.0 million in subordinated debt described below.

On March 21, 2018, the Company renewed a $15.0 million promissory note to the same third party lender and extended the maturity date to March 10, 2021. On December 24, 2019, the Company modified the terms of the note whereby the fixed interest rate was reduced from 6.00% to 4.75%. Quarterly principal payments of $375,000 plus interest were due and payable on the 10th day of March, June, September, and December through maturity date of March 10, 2021. As of December 31, 2020, the outstanding principal balance was $10.9 million. The note was secured by 100% of the outstanding stock of the Bank and was senior in rights to the $13.0 million in subordinated debt described below.

On March 10, 2021, the two aforementioned notes totaling $20.9 million were consolidated into a new revolving line of credit loan with the same third party lender with new funds of $10.0 million for a total facility of $30.9 million. The note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest is due at maturity. As of September 30, 2021, the outstanding principal balance was $1.0 million. The note is secured by 100% of the outstanding stock of the Bank and was senior in rights to the $13.0 million in subordinated debt described below until the subordinated debt was paid in full during August 2021.

Notes Payable – Subordinated Debt. On September 27, 2018, the Company entered into subordinated note purchase agreements providing for the issuance of a $3.0 million and a $2.0 million subordinated promissory note to two shareholders of the Company. Quarterly interest payments were due on the 27th day of March, June, September, and December. The notes bore interest at a fixed rate of 5.00% and 6.00%, respectively.

On July 29, 2019, the aforementioned $3.0 million note scheduled to mature on September 27, 2019 was retired and replaced with a new subordinated promissory note to the same shareholder in the amount of $4.0 million. The note bore interest at a fixed rate of 5.00% through maturity of July 29, 2020. Upon maturity, the note was renewed and increased to $11.0 million with a fixed rate of 6.00%. All principal and unpaid interest was due at maturity on July 29, 2022. On September 27, 2020, the aforementioned $2.0 million note scheduled to mature on September 27, 2020 was renewed and extended to September 27, 2022 at a fixed rate of 6.00%. All principal and unpaid interest is due at maturity. The notes were subordinate and junior in rights to the senior indebtedness described above. In August 2021, the principal and unpaid interest on both notes were paid in full.

Also on July 29, 2019, the Company entered into a subordinated note purchase agreement providing for the issuance of a $2.0 million subordinated promissory note to a shareholder of the Company. Quarterly interest payments were due on the 29th day of January, April, July, and October. The note bore interest at a fixed rate of 5.00% and matured on July 29, 2020. All principal and unpaid interest was paid at maturity.

Our cost of notes payable was 4.90% and 5.03% for the nine months ended September 30, 2021 and 2020, respectively.

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks, real estate loans and investment securities. As of September 30, 2021 and December 31, 2020, total borrowing capacity under this arrangement was $529.4 million and $474.8 million, respectively.

FHLB advances of $50.3 million were outstanding at September 30, 2021 and $70.0 million outstanding at December 31, 2020. Our cost of FHLB advances was 0.83% for the nine months ended September 30, 2021 and 0.89% for the year ended December 31, 2020. In addition, letters of credit with the FHLB in the amount of $120.5 million and $109.5 million were outstanding at September 30, 2021 and December 31, 2020, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the nine months ended September 30, 2021 and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits and borrowings.

As of September 30, 2021, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $50.5 million in federal funds. As of December 31, 2020, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $20.5 million in federal funds. The Company had no advances outstanding under these lines of credit at September 30, 2021 and December 31, 2020.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $2.01 billion for the nine months ended September 30, 2021 and $1.67 billion for the year ended December 31, 2020.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2021	2020
Sources of Funds:
Deposits:
Noninterest-bearing	18.9%	18.6%
Interest-bearing	69.5%	68.9%
FHLB advances	2.6%	3.0%
Notes payable	1.5%	2.4%
Other liabilities	0.5%	0.4%
Shareholders’ equity, including ESOP-owned shares	7.0%	6.7%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	79.0%	85.1%
Securities (available for sale and held to maturity)	1.3%	1.0%
Federal funds sold and other interest-earning assets	14.0%	9.1%
Other noninterest-earning assets	5.7%	4.8%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	21.4%	21.2%
Average total loans to average deposits	90.0%	98.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of September 30, 2021, we had $329.3 million in outstanding commitments to extend credit and $12.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $162.4 million in outstanding commitments to extend credit and $1.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2021 and December 31, 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of September 30, 2021, we had cash and cash equivalents of $360.6 million, compared to $203.6 million as of December 31, 2020. The increase was primarily due to an increase in deposits of $182.1 million and proceeds from our private placement offering of $70.5 million offset by a decrease in borrowings of $52.6 million and loan growth of $56.3 million.

Capital Resources

Total shareholders’ equity, including ESOP-owned shares, increased to $206.2 million as of September 30, 2021, compared to $121.7 million as of December 31, 2020, an increase of $84.5 million, or 69.4%. This increase was primarily the result of $11.1 million in net income for the nine months ended September 30, 2021 as well as the issuance of 3,013,388 shares of our common stock, consisting of 75,512 shares issued in connection with the exercise of stock options and warrants and 2,937,876 shares issued in our private placement offering.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of September 30, 2021 and 2020, and December 31, 2020, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated.

	Actual
	September 30, 2021	December 31, 2020	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	9.61%	9.70%	4.0%	4.0%	5.0%
Common equity tier 1 capital (to risk weighted assets)	11.89%	11.51%	4.5%	7.0%	6.5%
Tier 1 capital (to risk weighted assets)	11.89%	11.51%	6.0%	8.5%	8.0%
Total capital (to risk weighted assets)	12.96%	12.54%	8.0%	10.5%	10.0%

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decrease in current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Bank's Asset Liability and Investment Committee, in accordance with policies approved by the Bank’s board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. The average life of our non-maturity deposit accounts are updated annually and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a monthly basis, we run simulation models including a static balance sheet. The models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rate changes over a 12-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. In addition to the monthly reports, we also run various scenarios based on market trends and management analysis needs. These special reports include stress test reports, reports to test the deposit decay rates and growth reports based on budget. Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 25.0% for a 200 basis point shift and 35.0% for a 300 basis point shift.

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2021		As of December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	(3.11)%	16.72%	(1.68)%	20.30%
+ 200	(2.78)%	11.18%	(1.91)%	13.36%
+ 100	(1.93)%	5.72%	(1.48)%	6.82%
Base	—	—	—	—
–100	4.67%	(1.93)%	5.20%	(2.77)%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Critical Accounting Policies

Our financial reporting and accounting policies conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1 - Nature of Operations and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, the Company estimates losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, the Company assesses the risk inherent in the Company’s loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, the Company records a provision for loan losses to maintain the allowance at appropriate levels.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated losses inherent in the Company’s loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance, and therefore the Company’s financial position, liquidity or results of operations.

Transfers of Financial Assets. Management accounts for the transfers of financial assets as sales when control over the assets has been surrendered. Control is surrendered when the assets have been isolated, a transferee obtains the right to pledge or exchange the transferred assets and there is no agreement to repurchase the assets before their maturity. Management believes the loan participations sold subject to this guidance met the condition to be treated as a sale.

Goodwill and Core Deposit Intangibles. Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Goodwill is not amortized and is evaluated for impairment at least annually and on an interim basis if an event triggering impairment may have occurred.

Core deposit intangibles are acquired customer relationships arising from bank acquisitions and are amortized on a straight-line basis over their estimated useful life. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable from future undiscounted cash flows.

Recently Issued Accounting Pronouncements

See "Part I - Financial Information - Item 1. Financial Statements - Note 1."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings. We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially and adversely affect our reputation, even if resolved in our favor.

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading "Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q and such other risk factors as we may disclose in other reports and statements filed with the Securities and Exchange Commission (the "SEC"). There have been no material changes in the risk factors disclosed by the Company in its prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act"), on November 9, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2021, we completed the issuance and sale of 2,937,876 shares of our common stock for aggregate proceeds of approximately $70.5 million, consisting of 227,307 shares issued and sold during the six months ended June 30, 2021 for aggregate proceeds of approximately $5.4 million and 2,710,569 shares issued and sold between July 1, 2021 and August 27, 2021 for aggregate proceeds of approximately $65.1 million, in a private placement in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. We used a portion of the net proceeds from the private placement to repay $32.5 million of outstanding indebtedness, consisting of (i) $19.5 million under our senior debt due September 10, 2022 and (ii) $13.0 million under our subordinated debt due July 29, 2022 and subordinated debt due September 27, 2022.

Subsequent to the period covered by this Form 10-Q, we issued and sold an aggregate of 4,025,000 shares of our common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $25.00 per share, for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and estimated offering expenses, and estimated aggregate net proceeds of approximately $92.0 million after deducting underwriting discounts and estimated offering expenses, which expenses are not yet finalized. The initial closing of our initial public offering occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-260291), which was declared effective by the SEC on November 8, 2021, and was supplemented by a Registration Statement on Form S-1 (File No. 333-260887) filed pursuant to Rule 462(b). We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. In connection with the closing of our initial public offering, we issued an aggregate of 45,750 shares of restricted stock to our directors and executive officers. Stephens Inc., Piper Sandler & Co., and Deutsche Bank Securities Inc. acted as underwriters. The offering commenced on November 8, 2021, did not terminate until the sale of all of the shares offered, and was closed on November 17, 2021. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus for the initial public offering, filed with the SEC on November 9, 2021 pursuant to Rule 424(b) of the Securities Act. We intend to use the net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	First Amended and Restated Certificate of Formation of Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
3.2	First Amended and Restated Bylaws of Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 filed with the SEC on October 15, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities

Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Third Coast Bancshares, Inc.

Date: December 22, 2021	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: December 22, 2021	By:	/s/ R. John McWhorter

R. John McWhorter
Chief Financial Officer