Form 10-K
period 2021-12-31
Third Coast Bancshares, Inc.
filed 2022-03-17
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41028

THIRD COAST BANCSHARES, INC.

(Exact name of Registrant as specified in its Charter)

Texas	46-2135597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20202 Highway 59 North, Suite 190 Humble, Texas	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 446-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TCBX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The Nasdaq Stock Market LLC on November 9, 2021.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2022 was 13,442,782.

Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Notice about Information in this Annual Report

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “ourselves”, “the Company”, “Third Coast”, and “TCBX” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. All references to “Third Coast Bank”, “the Bank”, or “our Bank” refer to Third Coast Bank, SSB, a Texas state savings bank and our wholly owned bank subsidiary. All references to “TCCC” and “Third Coast Commercial Capital” refer to Third Coast Commercial Capital, Inc., a Texas corporation, and wholly owned subsidiary of the Bank.

The information contained in this Annual Report on Form 10-K is accurate only as of the date of this Annual Report on Form 10-K and as of the dates specified herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND SUMMARY OF RISK FACTORS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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
•
monetary policies and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•
the development of an active, liquid market for our common stock;
•
fluctuations in the market price of our common stock;
•
additional debt or future issuances of new debt securities or preferred stock; and
•
other factors that are discussed in “Part I – Item 1A. Risk Factors.”

If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as otherwise required by applicable laws. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate eleven branches in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets, and one branch in Detroit, Texas. We have experienced significant organic growth since commencing banking operations in 2008 as well as growth through our merger with Heritage Bancorp, Inc. (“Heritage”). As of December 31, 2021, we had, on a consolidated basis, total assets of $2.50 billion, total loans of $2.07 billion, total deposits of $2.14 billion and total shareholders' equity of $299.0 million.

Acquisitions

On January 1, 2020, we acquired 100% of the outstanding stock of Heritage and its subsidiary, Heritage Bank, with five branches located in Texas, and merged Heritage with and into the Company and Heritage Bank with and into the Bank. The estimated values of assets acquired and liabilities assumed as of January 1, 2020 were total assets of $315.9 million, total loans of $259.6 million, and total deposits of $260.2 million. Pursuant to the merger, we issued $50.9 million in common stock and $103,627 in cash and recognized total goodwill of $18.0 million.

COVID-19 Update

The Company has been, and may continue to be, impacted by the COVID-19 pandemic. In recent months, vaccination rates have been increasing and restrictive measures have eased in certain areas. However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which established the Paycheck Protection Program (the “PPP”), and the American Rescue Plan Act of 2021, enacted in March 2021.

As the pandemic evolves, we continue to evaluate protocols and processes in place to execute our business continuity plans while promoting the health and safety of our employees and continuing to support our customers and communities.

We have been an active participant in all phases of the PPP, administered by the Small Business Administration ("SBA"), and have helped many of our customers obtain loans through the program. PPP loans have a two or five-year term and earn interest at 1.0%. At December 31, 2021, outstanding PPP loans were $81.6 million, net of deferred loan fees of $2.1 million, and are included in commercial and industrial loans. Assuming compliance with PPP origination and documentation requirements, loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participated in the Main Street Lending Program (the “MSLP”), created by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. At December 31, 2021, outstanding MSLP loans, excluding the 95% portion sold to the Federal Reserve and net of deferred loan fees of $1.0 million, were $5.4 million and are included in commercial and industrial loans.

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

Initial Public Offering

On November 9, 2021, the Company's common stock began trading on the NASDAQ Global Select Market under the symbol “TCBX”. We issued and sold an aggregate of 4,025,000 shares of our common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $25.00 per share for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and offering expenses. Aggregate net proceeds from our initial public offering were $92.0 million after deducting underwriting discounts and offering expenses. The initial closing of our initial public offering occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. In connection with the closing of our initial public offering, we issued an aggregate of 49,750 shares of restrictive stock to our directors and executive officers. We intend to use the net proceeds from our initial public offering to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

Market Area

We currently operate primarily in three distinct but complementary metropolitan markets, the Greater Houston market, the Dallas-Fort Worth market, and the Austin-San Antonio market. We have seven branches in the Greater Houston market, including five branches located in the Houston MSA and two branches in the neighboring Beaumont MSA. We have two branches in the Dallas-Fort Worth market, with one location in the North Dallas area and one in Plano. We also have two branches in the Austin-San Antonio market, with one location in Nixon and one in La Vernia, and a loan production office in Austin. In addition, we have one branch in Detroit, Texas, located approximately 120 miles northeast of Dallas, Texas. We believe our footprint positions us for continued growth in and around the markets we serve.

Competition

The banking business is highly competitive, and our profitability depends upon our ability to compete with other banks and non-bank financial institutions located in each of our markets for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include various community banks and national and regional banks. We compete with other commercial banks, savings associations, credit unions, finance companies and money market mutual funds operating in our markets.

We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, asset-based non-bank lenders, insurance companies and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than we can. Many of the banks and other financial institutions with which we compete have significantly greater financial resources, marketing capability and name recognition than us and operate on a local, statewide, regional or nationwide basis.

Our business has capitalized on our team-oriented culture and diverse product and service offerings to successfully execute our high-touch, relationship driven approach to banking. We strive to know our customers better than our competition and believe our greatest opportunities for organic growth stem from the ability of our relationship managers to provide a greater level of attentiveness to customers and prospects than larger banks and our peers. As a result of consolidation among Texas metropolitan banks, we believe we are one of the few remaining locally-based banks in our markets that are dedicated to providing personalized service to small and medium-sized businesses with sophisticated banking needs.

Lending Activities

Lending limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s Tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2021, our legal lending limit was $67.2 million, and our largest relationship was $27.0 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Credit Department. The Bank’s credit department is overseen by the Bank’s Chief Credit Officer. The credit department prepares and provides in-depth credit administration reporting to the Bank’s board of directors on a monthly and quarterly basis to aid the Bank’s board of directors in monitoring and adjusting the Bank’s loan focus as it grows. In addition, credit analysts provide analytical and underwriting services in support of the loan officers developing their respective loan portfolios. The Bank’s credit analysts support our most senior loan officers as they are further trained to be our future lending officers.

Loan Review. The Bank has developed an internal loan risk rating system which utilizes risk rating worksheets based upon the type of loan and collateral. Currently, the Bank has risk rating worksheets for commercial and industrial loans, individual loans, non-owner occupied real estate loans, owner-occupied real estate loans, and 1-4 family construction loans. Risk rating worksheets are completed for substantially all new loan and renewal requests. In addition, an annual loan review form is completed on real estate loans of $1 million or greater, given that these loans tend to have longer terms than loans that are not secured by real estate. The loan officer will prepare the annual loan review form that updates the credit file with new financials, review of the collateral status, and provide any meaningful commentary that documents changes in the borrower’s overall condition. Upon completion of the annual loan review form, the loan officer must present the form to the Chief Credit Officer for final review, appropriate grade change if needed and then approval to place in the credit file for future reference. We believe this process gives the Chief Credit Officer and executive management strong insight into the underlying performance of the Bank’s loan portfolio, allowing for accurate and proper real-time grading of the loan portfolio.

The Bank also has a Special Assets Committee, which generally meets monthly to review loans graded substandard or worse, past due loans, overdrafts, and other real estate owned, and considers and approves other loan grade changes. On a quarterly basis, the meeting includes the review of loans graded special mention. For all loans graded special mention or worse, the loan officer is required to complete a problem asset report, which is submitted to the Special Assets Committee.

Additionally, we employ, from time to time, an external third party loan review team to review up to a 30% penetration of the Bank’s entire loan portfolio. This review will generally include all large loan relationships, insider loans, and criticized loans.

Deposits

Our core deposits include checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and individual retirement accounts. To attract deposits, we employ an aggressive marketing plan in our primary service areas and feature a broad product line and competitive offerings. The primary sources of deposits are residents and businesses located in the markets we serve. We obtain these deposits through personal solicitation by our lenders, officers and directors.

Other Banking Services

We offer banking products and services that we believe are attractively priced and easily understood by our customers. In addition to traditional bank accounts such as checking, savings, money markets, and CDs, we offer a full range of ancillary banking services, including a full suite of treasury management services, consumer and commercial online banking services, mobile applications, safe deposit boxes, wire transfer services and debit cards. Merchant services (credit card processing) and co-branded credit card services are offered through a correspondent bank relationship.

Investments

As of December 31, 2021, our investment portfolio consisted of state and municipal securities, mortgage-backed securities, and corporate bonds classified as available for sale. In the future, we may invest in, among other things, U.S. Treasury bills and notes, as well as in securities of federally sponsored agencies, such as Federal Home Loan Bank (“FHLB”) bonds. We may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, mortgage-backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Bank’s Asset Liability and Investment Committee (ALCO) reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to our internal policy set by our board of directors.

Borrowings

To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas and a holding company line of credit with a third party lender. At December 31, 2021, FHLB advances totaled $50.0 million, or 2.3% of total liabilities, and borrowings under the line of credit totaled $1.0 million, or 0.1% of total liabilities. At December 31, 2021, we had $29.9 million available to be drawn on the line of credit with a third party lender.

Information Technology Systems

We have made significant investments in our information technology systems for our banking and lending operations and treasury management activities. We believe information technology system investments are important to enhance our capabilities to offer new products and overall customer experience, to provide scale for future growth and acquisitions, and to increase controls and efficiencies in our back office operations. We outsource our core data processing services to a nationally recognized bank software vendor providing us with capabilities to support the continued growth of the Bank. Our internal network and e-mail systems are maintained in-house. We leverage the capabilities of a third party service provider to provide the technical expertise around network design and architecture that is required for us to operate as an effective and efficient organization. We actively manage our business continuity plan, and we follow recommendations outlined by the Federal Financial Institutions Examination Council to ensure that we have effectively identified our risks and documented contingency plans for key functions and systems including providing for back up sites for all critical applications. We also perform tests to ensure the adequacy of these contingency plans.

The majority of our other systems, including our electronic funds transfer, transaction processing and online banking services, are also hosted by the vendor to whom we outsource our core data processing services. The scalability of this infrastructure is designed to support our growth strategy. These critical business applications and processes are included in the business continuity plans referenced above.

Enterprise Risk Management

We place significant emphasis on risk mitigation as an integral component of our organizational culture. We believe that our emphasis on risk management is manifested in our asset quality statistics and in our history of low charge-offs and losses on deposit-related services due to debit card, ACH or wire fraud. With respect to our lending philosophy, our risk management focuses on structuring credits to provide for multiple sources of repayment, coupled with strong underwriting and monitoring undertaken by the Bank’s experienced officers and credit policy personnel.

Our risk mitigation techniques include weekly Directors’ Loan Committee meetings where loan pricing, allowance for loan losses methodology and level, and loan concentrations are reviewed and discussed. In addition, the Bank’s board of directors reviews portfolio composition reports on a monthly basis. The Bank’s Special Assets Committee also meets monthly to discuss criticized assets and set action plans for those borrowers who display deteriorating financial condition, to monitor those relationships and to implement corrective measures on a timely basis to minimize losses. We also perform an annual stress test on our loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions.

We also focus on risk management in numerous other areas throughout our organization, including asset/liability management, regulatory compliance and strategic and operational risk. We have implemented an extensive asset/liability management process, and utilize a well-known and experienced third party to run our interest rate risk model on a quarterly basis.

We also annually engage an experienced third party to review and assess our controls with respect to technology, as well as to perform penetration and vulnerability testing to assist us in managing the risks associated with information security.

SUPERVISION AND REGULATION

The following is a general summary of the material aspects of certain statutes and regulations that are applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business or our revenues.

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Texas Department of Savings and Mortgage Lending (“TDSML”), the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service, or the IRS, and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the SEC and state securities authorities and anti-money laundering, or AML, laws enforced by the U.S. Department of the Treasury, or the Treasury, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, customers and the Deposit Insurance Fund, or the DIF, rather than for shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity and various other factors. These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Services Industry Reform

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act imposed significant regulatory and compliance requirements, including the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the FDIC.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, was enacted. The EGRRCPA repealed or modified several provisions of the Dodd-Frank Act and included a number of burden reduction measures for community banks, including, among other things: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high-volatility commercial real estate, or HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) directing the Federal Reserve to raise the asset threshold under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, or the SBHC Policy Statement, from $1 billion to $3 billion.

Regulatory Capital Requirements and Capital Adequacy

The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. These risk-based capital adequacy requirements are intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the banking organization’s balance sheet as assets and for transactions that are recorded as off-balance sheet items, such as letters of credit and recourse arrangements. In 2013, the federal bank regulatory agencies issued final rules, or the Basel III Capital Rules, establishing a new comprehensive capital framework for banking organizations. The Basel III Capital Rules implement the Basel Committee on Banking Supervision’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective on January 1, 2015.

The Basel III Capital Rules require the Bank to comply with four minimum capital standards: (1) a tier 1 capital to total consolidated assets ratio of at least 4.0%; (2) a common equity tier 1, or CET1, capital to risk-weighted assets ratio of at least 4.5%; (3) a tier 1 capital to risk-weighted assets ratio of at least 6.0%; and (4) a total capital to risk-weighted assets ratio of at least 8.0%. CET1 capital is generally comprised of common shareholders’ equity and retained earnings. Tier 1 capital is generally comprised of CET1 capital and “additional tier 1 capital,” which generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (CET1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is generally comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in tier 2 capital is the allowance limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, or AOCI, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). We determined to opt-out of this requirement. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The Basel III Capital Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in January 2016 and, as of January 2019, is now fully implemented. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The minimum capital ratios under the Basel III Capital Rules as applicable to the Bank after the full phase-in period of the capital conservation buffer are summarized in the table below.

	Minimum Ratio for Capital Adequacy Purposes	Additional Capital Conservation Buffer	Minimum Ratio with Capital Conservation Buffer
Total risk-based capital ratio (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	6.00%	2.50%	8.50%
CET 1 risk-based capital ratio (CET 1 capital to risk-weighted assets)	4.50%	2.50%	7.00%
Tier 1 leverage ratio (tier 1 capital to average assets)	4.00%	-	4.00%

the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certaiIn determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the Basel III Capital Rules’ risk-weighting requirements include:

•

assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•

providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);

•

assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the previous risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain HVCRE acquisition, development, and construction loans; and
•

applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (increased from 100% under the previous risk-based capital rules).

As of December 31, 2021, the Bank’s capital ratios exceeded the minimum capital ratio requirements under the Basel III Capital Rules on a fully phased-in basis. At this time, the Company is not required to comply with the Basel III Capital Rules because the Company is subject to the SBHC Policy Statement.

On September 17, 2019, the FDIC finalized a rule that provides certain banking organizations with the option to elect out of complying with the Basel III Capital Rules. Under the rule, a qualifying community banking organization, or a QCBO, would be eligible to elect the community bank leverage ratio, or CBLR, framework. A QCBO is defined as a banking organization that is not an advanced approaches banking organization and that has:

•	a leverage ratio of greater than 9%;
•	total consolidated assets of less than $10 billion;
•	total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
•	total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO that elects to use the CBLR framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the risk-based and leverage capital requirements in the Basel III Capital Rules and to have met the well-capitalized ratio requirements under the Federal Deposit Insurance Act, described below. The final rule became effective as of January 1, 2020. The Company did not elect to opt in to the CBLR framework.

Prompt Corrective Action

The Federal Deposit Insurance Act requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. The applicable FDIC regulations have been amended to incorporate the increased capital requirements required by the

Basel III Capital Rules that became effective on January 1, 2015. Under the amended regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater.

At each successively lower capital category, a bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from making capital distributions and paying management fees to its holding company if doing so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory restrictions, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. “Critically undercapitalized” are subject to even more severe restrictions, including, subject to a narrow exception, the appointment of a conservator or receiver within 90 days after becoming critically undercapitalized.

The appropriate federal banking agency may determine (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. A bank’s capital category is determined solely for the purpose of applying prompt correct action regulations and the capital category may not accurately reflect the bank’s overall financial condition or prospects.

As of December 31, 2021, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “—Prompt Corrective Actions,” the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The TDSML also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

The Company

General. As a registered bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or a bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all of the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA and the effectiveness of all organizations involved in the merger or acquisition in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Capital Requirements and Capital Adequacy” above.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5.00% and 24.99% ownership.

Permitted Activities. The BHCA generally prohibits the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

If the Company should elect to become a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory CRA rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that the Federal Reserve believed to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, had not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Source of Strength. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the Bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength obligation most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. Any capital loans by a bank holding company to the subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. The BHCA provides that in the event of a bank holding company’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Anti-tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by the bank holding company or its affiliates.

Dividend Payments, Stock Redemptions and Repurchases. The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the regulations and policies of the Federal Reserve applicable to bank holding companies, including the Basel III Capital Rules. Generally, a Texas corporation may not make distributions to its shareholders if (i) after giving effect to the dividend, the corporation would be insolvent, or (ii) the amount of the dividend exceeds the surplus of the corporation. Dividends may be declared and paid in a corporation’s own treasury shares that have been reacquired by the corporation out of surplus. Dividends may be declared and paid in a corporation’s own authorized but unissued shares out of the surplus of the corporation upon the satisfaction of certain conditions.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of its net worth if it would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

The Bank

General. The Bank is a Texas state savings bank and state member bank of the Federal Reserve. As such, the Bank is subject to examination, supervision and regulation by the TDSML and the Federal Reserve. The TDSML, which is the chartering authority for Texas state savings banks, supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends and the establishment or closing of banking offices. The Federal Reserve, as the Bank’s primary federal regulator, also supervises and regulates the Bank’s operations and periodically examines the Bank’s operational safety and soundness and compliance with federal law. The TDSML and the Federal Reserve have the power to enforce compliance with applicable banking statutes and regulations. Those regulations include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged on loans, and restrictions relating to investments and other activities of the Bank. In addition, the Bank’s deposit accounts are insured by the FDIC up to applicable limits. This gives the FDIC additional enforcement authority over the Bank, such as the ability to terminate the Bank’s deposit insurance under certain circumstances.

As a Texas state savings bank, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations, and to provide various other banking services for the benefit of the Bank’s clients. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws and consumer credit laws.

The Texas Finance Code further provides that, subject to the limitations established by rule of the Texas Finance Commission, a Texas state savings bank may make any loan or investment or engage in any activity permitted under state law for a bank or savings and loan association or under federal law for a federal savings and loan association, savings bank or national bank if such institution’s principal office is located in Texas. This provision is commonly referred to as the “Expansion of Powers” provision of the Texas Finance Code applicable to Texas state savings banks.

Under federal law, a Texas state savings bank is treated as a state bank. The Federal Deposit Insurance Corporation Improvement Act provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Deposit Insurance Fund, or the DIF.

Qualified Thrift Lender Test. As a Texas state savings bank, the Bank is required to meet a Qualified Thrift Lender test to avoid certain restrictions on its activities. Specifically, Texas state savings banks are required to maintain at least 50% of their portfolio assets in qualified thrift investments as defined by 12 U.S.C. § 1467a(m)(4)(C) and other assets determined by the commissioner of the TDSML under rules adopted by the Finance Commission, to be substantially equivalent to qualified thrift investments or which further residential lending or community development.

Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to that insured depository institution.

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2021, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

Deposit Insurance. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC to fund the DIF. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. The FDIC’s method for determining the assessment rate for a bank with less than $10 billion in assets is generally based on a formula using financial data and assigned Uniform Financial Institutions Rating System ratings. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity.

Additionally, the Dodd-Frank Act raised the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The DIF reserve ratio reached 1.36 percent on September 30, 2018, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline under the Dodd-Frank Act.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2021, the Bank paid $1.1 million in FDIC deposit insurance premiums.

Audits. For insured institutions with total assets of $500 million or more, financial statements prepared in accordance with GAAP, as well as management’s certifications concerning management’s responsibility for the financial statements, must be submitted to the FDIC. If the insured institution has consolidated total assets of more than $1 billion, it must additionally submit an attestation by the auditors regarding the institution’s internal controls. Insured institutions with total assets of $500 million or more must also have an audit committee consisting exclusively of outside directors (the majority of whom must be independent of management), and insured institutions with total assets of $1 billion or more must have an audit committee that is entirely independent. The committees of institutions with total assets of more than $3 billion must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion. The last of the remaining FICO bonds matured in September 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2021, the Bank paid no FICO assessments.

Examination Assessments. Texas state savings banks are required to pay assessments to the TDSML to fund its operations. During the year ended December 31, 2021, the Bank paid examination assessments to the TDSML totaling $42,000.

Capital Requirements. Banks are generally required to maintain minimum capital ratios. For a discussion of the capital requirements applicable to the Bank, see “Regulatory Capital Requirements and Capital Adequacy” above.

Bank Reserves. The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve “discount window” as a secondary source of funds if the institution meets the Federal Reserve’s credit standards.

Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. The federal banking agencies adopted final Liquidity Coverage Ratio rules in September 2014 and proposed Net Stable Funding Ratio rules in May 2016. These rules introduced two liquidity related metrics: Liquidity Coverage Ratio is intended to require financial institutions to maintain sufficient high-quality liquid resources to survive an acute stress scenario that lasts for one month; and Net Stable Funding Ratio is intended to require financial institutions to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets and contingent liquidity needs over a one-year period.

While the Liquidity Coverage Ratio and the proposed Net Stable Funding Ratio rules apply only to the largest banking organizations in the country, certain elements may filter down and become applicable to or expected of all insured depository institutions and bank holding companies.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. The ability of the Bank, as a Texas state savings bank, to pay dividends is restricted under the Texas Finance Code. Pursuant to the Texas Finance Code, a Texas state savings bank may declare and pay a dividend out of current or retained earnings, in cash or additional stock, to the holders of record of the stock outstanding on the date the dividend is declared. However, without the prior approval of the TDSML, a cash dividend may not be declared by the board of a Texas state savings bank that the TDSML considers to be in an unsafe condition or to have less than zero total retained earnings on the date of the dividend declaration.

The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that the Bank maintain an adequate level of capital in accordance with federal laws and regulations and with guidelines promulgated from time to time by the federal banking agencies.

The present and future dividend policy of the Bank is subject to the discretion of its board of directors. In determining whether to pay dividends to the Company and, if made, the amount of the dividends, the board of directors of the Bank considers many of the same factors discussed above. The Bank cannot guarantee that it will have the financial ability to pay dividends to the Company, or if dividends are paid, that they will be sufficient for the Company to make distributions to shareholders. The Bank is not obligated to pay dividends.

Transactions with Affiliates. The Bank is subject to sections 23A and 23B of the Federal Reserve Act, or the Affiliates Act, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between the Company, the Bank and any non-bank subsidiaries will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other non-banking affiliate are limited, individually, to 10% of the Bank’s capital and surplus, and such transactions are limited in the aggregate to 20% of the Bank’s capital and surplus. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Financial Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators.

Limits on Loans to One Borrower. The Bank is subject to limits on the amount of loans it can make to one borrower. With certain limited exceptions, loans and extensions of credit from the Bank to any borrower (including certain related entities of the borrower) at any one time may not exceed 25% of the tier 1 capital of the Bank. The Bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States. Certain types of loans are exempted from the lending limits, including loans secured by segregated deposits held by the Bank.

Safety and Soundness Standards / Risk Management. The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Branching Authority. Deposit-taking banking offices of the Bank must be approved by the Federal Reserve and the TDSML, which consider a number of factors including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Finally, the Company may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Interstate Deposit Restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, together with the Dodd-Frank Act, relaxed prior branching restrictions under federal law by permitting, subject to regulatory approval, banks to establish branches in states where the laws permit banks chartered in such states to establish branches.

Section 109 of the Riegle-Neal Act prohibits a bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. To determine compliance with Section 109, the appropriate federal banking agency first compares a bank’s estimated statewide loan-to-deposit ratio to the estimated host state loan-to-deposit ratio. If a bank’s statewide loan-to-deposit ratio is at least one-half of the published host state loan-to-deposit ratio, the bank has complied with Section 109. A second step is conducted if a bank’s estimated statewide loan-to-deposit ratio is less than one-half of the published ratio for that state. The second step requires the appropriate agency to determine whether the bank is reasonably helping to meet the credit needs of the communities served by the bank’s interstate branches. A bank that fails both steps is in violation of Section 109 and subject to sanctions by the appropriate agency. Those sanctions may include requiring the bank’s interstate branches in the non-compliant state be closed or not permitting the bank to open new branches in the non-compliant state.

Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent CRA assessment.

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act substantially broadened the scope of United States AML laws and regulations by imposing significant compliance and due diligence obligations, created new crimes and penalties and expanded the extra territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships, must use enhanced due diligence procedures in their dealings with certain types of high risk customers and must implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the USA PATRIOT Act or its regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be in violation of these obligations.

Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish AML programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the bank’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;
•	systems and procedures for monitoring and reporting suspicious transactions and activities;
•	a designated compliance officer;
•	employee training;
•	an independent audit function to test the AML program;
•	procedures to verify the identity of each customer upon the opening of accounts; and
•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or the CIP, as part of its AML program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending.”

Consumer Protection Laws and Regulations. The Bank is subject to numerous federal laws and regulations intended to protect consumers in transactions with the Bank, including but not limited to the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Military Lending Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Servicemembers Civil Relief Act, the Truth in Lending Act, the Truth in Savings Act and laws prohibiting unfair, deceptive or abusive acts and practices in connection with consumer financial products and services. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission and registration rights, action by state and local attorneys general and civil or criminal liability.

Rulemaking authority for most federal consumer protection laws was transferred from the federal banking regulators to the CFPB on July 21, 2011. The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices and to investigate and penalize financial institutions that violate this prohibition. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. Although the federal bank regulatory agencies proposed additional rules in 2016 related to incentive compensation for all banks with more than $1 billion in assets, those rules have not yet been finalized. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Although we will be exempt from these requirements while we are an emerging growth company, other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the SEC adopted rules prohibiting the listing of any equity security of a company that does not have a compensation committee consisting solely of independent directors, subject to certain exceptions. In addition, the Dodd-Frank Act requires the SEC to adopt rules requiring all exchange-traded companies to adopt claw-back policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements. Those rules, however, have not yet been finalized. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Financial Privacy

The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Impact of Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These tools are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Impact of Current Laws and Regulations

The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of our operations and thus may have a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Future Legislation and Regulatory Reform

In recent years, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies and the effects of such legislation, regulation and policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.

Human Capital

The Company's success depends on its ability to attract and retain highly qualified management and other skilled employees. The Company focuses on identifying and selecting the best candidates for positions based on their qualifications and skill set. Locating candidates with the necessary qualifications can be difficult and competition for these individuals is often intense. The Company invests in its workforce by offering competitive wages and benefits, continually working to create a strong company culture, and nurturing its talent through training and retention programs.

The Company believes a diverse, equitable and inclusive workforce is critical to its success. The Company is committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. The Company is dedicated to creating an environment where its employees feel inspired to do their best work. The Company is committed to providing a diverse, equitable and inclusive organization where everyone feels valued and respected for their unique capabilities and where everyone is engaged in the Company's strategic vision of continued strong growth.

As of December 31, 2021, the Company employed 334 employees.

AVAILABLE INFORMATION

The Company’s website address is www.tcbssb.com. The Company makes available free of charge on or through its website, under the investors tab, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC. The SEC maintains an internet site that contains reports, proxy statements and other information that the Company files with or furnishes to the SEC and these reports may be accessed at https://www.sec.gov.

Additionally, our corporate governance policies, including the charters of the Audit, Compensation and Nominating Committees, and our Code of Business Conduct and Ethics, Whistleblower Policy and Corporate Governance Guidelines may also be found under the “Investors” tab of our website. A written copy of the foregoing corporate governance documents are available upon request. Except as explicitly provided, information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not part of them.

Item 1A. Risk Factors.

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of, or that management currently deems immaterial, may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment. Some statements in the following risk factors constitute forward-looking statements. Please refer to "Cautionary Note Regarding Forward-Looking Statements" elsewhere in this Annual Report on Form 10-K.

Summary of Risk Factors

The following is a summary of the principal risks that we believe could adversely affect our business, financial condition or results of operations:

Risks Related to our Business and Operations

•
We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•
The withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.
•
We may not be able to grow or maintain our deposit base, which could adversely impact our funding costs.
•
We may not be able to implement our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.
•
We may not be able to manage the risks associated with our anticipated growth through de novo branching.
•
The unexpected loss of our executive management team and other key employees could adversely affect us.
•
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
•
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
•
The amount of nonperforming and classified assets may increase significantly, resulting in losses, costs and expenses.
•
Our largest loan relationships currently make up a material percentage of our total loan portfolio.
•
We participate in the small business loan program under the CARES Act, which may expose us to credit losses.
•
New lines of business or new products and services may subject us to additional risks.
•
Without effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.
•
Faulty data or modeling approaches on which our management’s decision-making relies could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.
•
We have pledged all of the stock of the Bank as collateral for a loan and if the lender forecloses, you could lose your investment.
•
A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.
•
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
•
The borrowing needs of our clients may increase, especially in a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.
•
We face strong competition from financial services companies and other companies that offer banking services.
•
Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.
•
We may not be able to overcome the integration and other risks associated with acquisitions, which could have a material adverse effect on our ability to implement our business strategy.
•
If the judgments, assumptions or estimates used in our critical accounting policies are inaccurate our financial statements and related disclosures could be affected.

Risks Related to the Economy and our Industry

•
Adverse economic conditions in our primary geographic markets could negatively impact our operations and customers.
•
Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers.
•
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Risks Related to Cybersecurity, Third-Parties and Technology

•
System failures, interruptions or data breaches involving third party information technology and telecommunication systems we rely on could adversely affect our operations and financial condition.
•
The occurrence of fraudulent activity, breaches of our information security, and cybersecurity attacks could adversely affect our business and operations, as well as cause legal or reputational harm.
•
We may face difficulties with respect to the effective availability and implementation of continually necessary technological changes.

Risks Related to the Regulation of Our Industry

•
We operate in a highly regulated environment and the laws and regulations that govern us, or changes in them, or our failure to comply with them, could adversely affect us.
•
Our failure to comply with any supervisory actions to which we are or become subject as a result of any federal banking agency examination could adversely affect us.

Risks Related to an Investment in Our Common Stock

•
The market price of our common stock may be subject to substantial fluctuations.
•
The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock.
•
We may incur additional debt or issue new debt securities, which would be senior to our common stock.
•
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock.
•
We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.
•
Our corporate organizational documents contain certain provisions that could have an anti-takeover effect.
•
Our bylaws could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us.
•
An investment in our common stock is not an insured deposit and is subject to risk of loss.

Risks Related to Our Business and Operations

We are subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Changes in interest rates could have an adverse effect on our net interest income and could have a material adverse effect on our business, financial condition and results of operations. Many factors outside our control impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic conditions and volatility and instability in domestic and foreign financial markets.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income. Different types of assets and liabilities may react differently and at different times to market rate changes. We may periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase in interest rates can adversely impact the ability of borrowers to pay the principal or interest on loans, and may lead to an increase in loans on nonaccrual status and a reduction of interest income recognized. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense.

In a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. If short-term interest rates remain at low levels for a prolonged period and longer-term interest rates fall, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem.

Interest rate increases may also reduce the demand for loans and increase competition for deposits. Changes in interest rates also can affect the value of loans, securities and other assets.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. The pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act in 2020, the PPP that was part of the CARES Act, the American Rescue Plan Act of 2021, and the rollout of vaccinations for the virus. However, there can be no assurance that such steps will be as effective as intended or achieve their desired results in a timely fashion.

The pandemic has adversely impacted, and is likely to further adversely impact, our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including, but not limited to:

•

credit losses resulting from financial stress being experienced by our borrowers as a result of the pandemic and related governmental actions (including risks related to the PPP under the CARES Act and related credit risks resulting from PPP lending due to forbearance or failure of customers to qualify for loan forgiveness);

•	increased bankruptcies being experienced by the carrier, freight broker and shipper clients serviced by our commercial finance operations;
•	declines in collateral values;
•	declines in oil and gas prices and disruptions in the oil and gas industry;
•	third-party disruptions, including outages at network providers and other suppliers;
•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
•	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the rollout and effectiveness of vaccination programs for the virus, the impact of COVID-19 variants, the timing and extent of the economic recovery, the permanence of certain operating conditions that emerged during the pandemic and long-term changes in the industries in which our customers operate. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

As of December 31, 2021, our fifteen largest depositors (including related entities, but excluding brokered deposits) accounted for $745.0 million in deposits, or approximately 34.8% of our total deposits. Further, our brokered deposit account balance was $230.0 million, or approximately 10.7% of our total deposits, as of December 31, 2021, and $209.0 million, or 9.8% of our total deposits, was through one brokered deposit relationship as of December 31, 2021. Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposits could lead to a loss of other deposits from customers within the relationship.

Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to grow or maintain our deposit base, which could adversely impact our funding costs.

Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the Federal Home Loan Bank of Dallas, or FHLB. Our future growth will largely depend on our ability to grow and maintain our deposit base, which we may not be able to achieve. As of December 31, 2021, we had a loan to deposit ratio of 96.6%. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

We may not be able to implement our expansion strategy, which may adversely affect our ability to maintain our historical earnings trends.

Our expansion strategy focuses on organic growth, supplemented by strategic acquisitions and expansion of the Bank’s banking location network, or de novo branching. We may not be able to execute on aspects of our expansion strategy, which may impair our ability to sustain our historical rate of growth or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition with other financial institutions, may impede or prohibit the growth of our operations, the opening of new banking locations and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching, which could have a material adverse effect on our business, financial condition and results of operations.

Our business strategy includes evaluating strategic opportunities to grow through de novo branching, and we believe that banking location expansion has been meaningful to our growth since inception. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking locations and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our executive management team and other key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for qualified employees is intense, and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of and business relationships within our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2021, our allowance for loan losses totaled $19.3 million, which represents approximately 0.93% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of our loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced or than we anticipate. We may be required to make additional provisions for loan losses to further supplement our allowance for loan losses, due either to our management’s decision or as a regulatory requirement. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs, which could have a material adverse effect on our business, financial condition, and results of operations.

Finally, the measure of our allowance for loan losses will be subject to new accounting standards. The Financial Accounting Standards Board, or FASB, has adopted a new accounting standard that will be effective for us, as a smaller reporting company, for fiscal years beginning after December 15, 2022. This new standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which will likely require us to increase our allowance for loan losses. CECL will also greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. The CECL model likely will create more volatility in the level of our allowance for loan losses after it becomes applicable to us. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could adversely affect our business, financial condition, and results of operations.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations and financial condition.

Our nonperforming assets include nonperforming loans and assets acquired through foreclosure. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties. Loans are generally placed on nonaccrual status if any of the following events occur: (a) the classification of a loan as nonaccrual internally or by regulatory examiners; (b) delinquency on principal for 90 days or more unless we are in the process of collection; (c) a balance remains after repossession of collateral; (d) notification of bankruptcy; or (e) we determine that nonaccrual status is appropriate. At December 31, 2021, we had $17.3 million of nonperforming assets, or 0.69% of total assets.

Should the amount of nonperforming assets or classified assets increase in the future, we may incur losses and the costs and expenses to maintain such assets can be expected to increase and potentially negatively affect earnings. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate considering the ensuing risk profile. An additional increase in losses due to such assets could have a material adverse effect on our business, financial condition and results of operations.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on other real estate owned, or OREO, or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings, and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could have a material effect on our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. We may not experience future increases in the value of nonperforming assets.

The small- to medium-sized businesses that we lend to may have fewer resources to endure adverse business developments, which may impair our borrowers’ ability to repay loans.

We focus our business development and marketing strategy primarily on small- to medium-sized businesses. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, which we refer to generally as commercial and industrial loans, and the deterioration in value of which could expose us to credit losses.

As of December 31, 2021, commercial and industrial loans represented approximately $611.3 million, or 29.5%, of our gross loans. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate; thus exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions or adverse weather events in the markets in which our commercial and industrial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction and development loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2021, approximately $829.2 million, or 40.1%, of our gross loans were nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $320.3 million, or 15.5%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. Owner-occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Construction and development loans also involve risks because loan funds are secured by a project under construction and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction and development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor, if any, to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, incur taxes, maintenance and compliance costs for a foreclosed property and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2021, approximately $1.37 billion, or 66.4%, of our gross loans were loans with real estate as a primary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including hurricanes and flooding, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31, 2021, our ten largest loan relationships (including related entities) totaled approximately $188.0 million in loans, or 9.1% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2021, we held $1.7 million of OREO and no repossessed property and equipment.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, and consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2021, we held approximately $1.7 million in OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law, including initiatives or changes implemented in response to the COVID-19 pandemic, may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While Texas foreclosure laws have historically been favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that Texas will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such cost barriers could have a material adverse effect on our business, financial condition and results of operation.

SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government and our status as a participant in the SBA’s Preferred Lenders Program, and we face specific risks associated with SBA loans.

We participate in the SBA’s Preferred Lenders Program. As an SBA Preferred Lender, we are able to provide our clients with access to SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of our Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, which could adversely affect our business, financial condition and results of operations.

On occasion, we may sell the guaranteed portion of our SBA 7(a) loans in the secondary market. If we sell the guaranteed portion of our SBA 7(a) loans, we will incur credit risk on the unguaranteed portion of the loans, and if a customer defaults on the unguaranteed portion of a loan, we would share any loss and recovery related to the loan pro-rata with the SBA.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably. In addition, the aggregate amount of SBA 7(a) and 504 loan guarantees by the SBA must be approved each fiscal year by the federal government. We cannot predict the amount of SBA 7(a) loan guarantees in any given fiscal year. If the federal government were to reduce the amount of SBA loan guarantees, such reduction could adversely impact our SBA lending program.

The SBA may not honor its guarantees if we do not originate loans in compliance with SBA guidelines.

As of December 31, 2021, SBA 7(a) loans (excluding PPP loans) of $69.1 million comprised 3.3% of our loan portfolio. SBA lending programs typically guarantee 75% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

We participate in the small business loan program under the CARES Act, which may further expose us to credit losses from borrowers under such programs.

Among other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. We have offered deferral and forbearance plans and have participated in the PPP under the CARES Act by making loans to small businesses consistent with the CARES Act that are fully guaranteed by the SBA. Various governmental programs such as the PPP are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation. In addition, participation in the PPP as a lender may adversely affect our revenue and results of operations depending on the timing and amount of forgiveness, if any, to which borrowers will be entitled and we are subject to the risk of PPP fraud cases. PPP loans are fixed, low interest rate loans, and if the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to clients that we would have otherwise extended credit.

We have additional credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guarantee, reduce the amount of the guarantee or, if it has already paid under the guarantee, seek recovery of any loss related to the deficiency from the Bank.

Our auto finance portfolio exposes us to increased credit risks.

At December 31, 2021, our auto finance portfolio (excluding floor plan loans and indirect auto loans included in commercial and industrial loans) consisted of $31.0 million, or 1.5% of our loan portfolio. We originate these auto loans and leases through our indirect lending department to individuals who live in our market areas. The leases are made through well-known third party leasing companies and underwriting and approval is performed by the indirect lending department in accordance with our policies. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

We also originate automobile dealer floor plan loans for both new and used automobiles. Floor plan loans are inherently risky as they are collateralized by the automobiles that are being sold, and can depreciate rapidly. We monitor floor plan loans closely to ensure that funds are received to paydown the loan as automobiles are sold, and require periodic curtailments if the automobiles stay on the line for an extended period of time. Periodic independent third party inspections are required to ensure that the automobiles securing the loan are maintained on the lot and in saleable condition. At December 31, 2021, outstanding floor plan loans were $1.8 million which are included in commercial and industrial loans.

Our commercial finance clients, particularly with respect to our commercial finance and asset-based lending product lines, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

A significant portion of our loan portfolio consists of commercial finance products. Some of these commercial finance products, particularly asset-based loans and our factored receivables (which totaled $41.9 million, or 2.0% of loans, as of December 31, 2021), arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for more traditional bank financing options. We attempt to control for the additional credit risk in these relationships through credit management processes employed in connection with these transactions. However, if such controls are ineffective in controlling this additional risk or if we fail to follow the procedures we have established for managing this additional risk, we could be exposed to additional losses with respect to such product lines that could have an adverse effect on our business, financial condition and results of operations.

Our asset-based lending and commercial finance products may expose us to an increased risk of fraud.

We rely on the structural features embedded in our asset-based lending and commercial finance products to mitigate the credit risk associated with such products. With respect to our asset-based loans, we limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our commercial finance products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a commercial finance transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such loans or commercial finance products. Although we believe we have controls in place to monitor and detect fraud with respect to our asset-based lending and commercial finance products, there is no guarantee such controls will be effective. Losses from such fraudulent activity could have a material impact on our business, financial condition and results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning with our second annual report on Form 10-K.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, and cause the price of our common stock to decline and subject us to regulatory penalties.

We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing (DFAST) and the Comprehensive Capital Analysis and Review (CCAR) submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future.

We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements can be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress testing in the future, adverse regulatory scrutiny. Further, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

We have pledged all of the stock of the Bank as collateral for a loan and if the lender forecloses, you could lose your investment.

We have pledged all of the stock of the Bank as collateral for our senior debt - line of credit. As of December 31, 2021, the line of credit had a balance of approximately $1.0 million. If we were to default, the lender could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. As of December 31, 2021, approximately $1.86 billion, or 87.0%, of our total deposits were noninterest-bearing deposits, negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit accounts, NOW and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

As of December 31, 2021, the $277.7 million remaining balance of deposits consisted of certificates of deposit, of which $264.3 million, or 12.3% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by our ability to borrow from the FHLB. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in the Texas economy or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We may not be able to obtain capital on acceptable terms—or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our Bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our clients may increase, especially in a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2021, we had $620.3 million in unfunded credit commitments and standby letters of credit to our clients. Actual borrowing needs of our clients may exceed our expectations, especially in a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Operations—A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.”

We face strong competition from financial services companies and other companies that offer banking services.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating within or near the areas we serve. Additionally, certain large banks headquartered outside of our markets and large community banking institutions target the same customers we do. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and mobile devices and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry has experienced rapid changes in technology, and, as a result, our future success may depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks can also lead to increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.

Many of our nonbank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

Negative public opinion regarding our company or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.

Our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.

We may not be able to overcome the integration and other risks associated with acquisitions, which could have a material adverse effect on our ability to implement our business strategy.

Although we plan to continue to grow our business organically and through de novo branching, we also intend to pursue acquisition opportunities that we believe will be accretive to our earnings per share, enhance our existing market presence, expand our markets of operation or strengthen our balance sheet, with an emphasis on the acquisition of banks with a strong deposit franchise and high-quality funding profiles to augment our core deposit base. Our acquisition activities could be material to our business and involve a number of risks, including the following:

•	intense competition from other banking organizations and other acquirers for potential target companies;
•	market pricing for desirable acquisitions resulting in returns that are less attractive than we have traditionally sought to achieve;
•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	failure to achieve expected revenues, earnings or synergies from an acquisition;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including compliance and regulatory issues;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations and the failure to achieve expected cost savings;
•	losing key employees and customers;
•	reputational issues if the target’s management does not align with our culture and values;
•	significant problems relating to the conversion of the financial and customer data of the target;
•	integration of acquired customers into our financial and customer product systems;
•	risks of impairment to goodwill and other acquired assets; or
•	regulatory timeframes for review of applications, which may limit the number and frequency of transactions we may be able to consummate.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in this Annual Report on Form 10K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

There could be material changes to our financial statements and disclosures if there are changes in accounting standards or regulatory interpretations of existing standards.

From time to time the FASB or the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new accounting and reporting standards or change existing accounting and reporting standards. For example, in June 2016, the FASB issued revised guidance for impairments on financial instruments which requires the use of CECL models which might increase our allowance for loan losses for fiscal years beginning after December 15, 2022. For more information, see “Risk Factors—Risks Related to Our Business and Operations—Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.” In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how new or existing standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new standard, revise an existing standard or change the application of an existing standard in such a way that financial statements for periods previously reported are revised. Such changes could materially change our financial statements and related disclosures and, depending on the nature of the revision, could cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud and data processing system failures and errors.

Because we are a financial institution, employee errors and employee or customer misconduct could subject us in particular to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information each of which can be particularly damaging for financial institutions. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided to us by our borrowers and counterparties and any misrepresented or fraudulent information could adversely affect our business, results of operations and financial condition.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, we rely on information furnished to us by, or on behalf of, borrowers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented or fraudulent and such misrepresentation or fraud is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to regulatory action. Whether a misrepresentation is made by the loan applicant, another third party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation or fraud. Our controls and processes may not have detected, or may not detect all, misrepresented or fraudulent information in our loan originations or from our business clients. Any such misrepresented or fraudulent information could adversely affect our business, financial condition and results of operations.

We may be subject to environmental liabilities in connection with the real properties we own and the foreclosure on real estate assets securing our loan portfolio.

In the course of our business, we may purchase real estate in connection with our acquisition and expansion efforts, or we may foreclose on and take title to real estate or otherwise be deemed to be in control of property that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The cost of removal or abatement may substantially exceed the value of the affected properties or the loans secured by those properties, we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary formed for such purpose. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced or we may elect not to foreclose on the property and, as a result, we may suffer a loss upon collection of the loan. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to intellectual property in addition to other litigation in the ordinary course of business.

Banking and other financial services companies, such as our Company, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

In addition to litigation relating to intellectual property, we are regularly involved in litigation matters in the ordinary course of business. While we believe that these litigation matters should not have a material adverse effect on our business, financial condition, results of operations or future prospects, we may be unable to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material adverse effect on our business, financial condition and results of operations

Risks Related to the Economy and Our Industry

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of our primary markets of the Greater Houston market, Dallas-Fort Worth market, and Austin-San Antonio market, and adverse economic conditions in these markets could negatively impact our operations and customers.

Our business, financial condition and results of operations are affected by changes in the economic conditions of our primary markets of the Greater Houston market, Dallas-Fort Worth market, and Austin-San Antonio market. Our success depends to a significant extent upon the business activity, population, income levels, employment trends, deposits and real estate activity in our primary markets. Economic conditions within our primary markets, and the state of Texas in general, are influenced by, among other things, real estate prices and commodity prices, including the price of oil and gas specifically. Although our customers’ business and financial interests may extend well beyond our primary markets, adverse conditions that affect our primary markets could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying our loans, affect our ability to attract deposits and generally affect our business, financial condition, results of operations and future prospects. Due to our geographic concentration within our primary markets, we may be less able than other larger regional or national financial institutions to diversify our credit risks across multiple markets.

Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our business is generated from the Greater Houston market, which is susceptible to damage by hurricanes, such as Hurricane Harvey, which struck the Greater Houston market in 2017, and Hurricane Laura, which struck the Greater Houston market in 2020. We are also subject to tornadoes, floods, droughts and other natural disasters and adverse weather. In addition to natural disasters, man-made events, such as acts of terror and governmental response to acts of terror, malfunction of the electronic grid and other infrastructure breakdowns, could adversely affect economic conditions in our primary markets. These catastrophic events can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially after events such as hurricanes, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and loan losses that have a material adverse effect on our business, financial condition and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we invest a significant majority of our total assets in loans and currently invest a small portion of our total assets in investment securities, we may in the future invest a larger portion of our assets in investment securities with the objective of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2021, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Market conditions and economic trends may adversely affect the banking industry and could adversely affect our business, financial condition and results of operations in the future.

Market conditions and economic trends nationally and locally, such as uncertain regulatory conditions, real estate and commodity prices, and changing interest rates could adversely impact our business, financial condition and results of operations. We have direct exposure to the real estate markets in Texas and thus are impacted by declines in real estate values. In addition, while we have limited direct exposure to the oil and gas industry, the economy of the state of Texas is influenced by and financial institutions may be negatively affected by, among other things, volatility in the real estate and oil and gas industries. Our markets are also susceptible to hurricanes and other natural disasters and adverse weather conditions.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by market and economic conditions. A national economic downturn or deterioration of conditions in our markets could adversely affect our borrowers and cause losses beyond those that are provided for in our allowance for loan losses and lead to the following consequences:

•
increases in loan delinquencies;
•
increases in nonperforming asses and foreclosures;
•
decreases in demand for our products and services, which could adversely affect our liquidity position; and
•
decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers' borrowing power and repayment ability.

Risks Related to Cybersecurity, Third-Parties and Technology

We depend on our information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems including with third-party servicers and financial intermediaries. We outsource many of our major systems. Specifically, we rely on third parties for certain services, including, but not limited to, core systems processing, website hosting, internet services, monitoring our network and other processing services. The failure of these systems, a cyber security breach involving any of our third-party service providers, or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service.

As a result, if these third-party service providers experience difficulties, are subject to cyber security breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

In addition, the Bank’s primary federal regulator, the Federal Reserve, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the Federal Reserve, have recently issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cyber security breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

The occurrence of fraudulent activity, breaches of our information security, and cybersecurity attacks could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients, or third parties with whom we interact and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. Our industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks within the financial services industry, including in the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing”, account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things:

•	obtain unauthorized access to confidential information belonging to us or our clients and customers;
•	manipulate or destroy data;
•	disrupt, sabotage or degrade service on a financial institution’s systems; and
•	steal money.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients and their employees or other third-parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients and other third-parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Unfortunately, it is not always possible to anticipate, detect or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of the following, among other reasons:

•	the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;
•

these threats arise from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;

•	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;
•

the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

•

the vulnerability of systems to third parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and

•

our frequent transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Although we have not experienced any material fraudulent activity, breaches of our information security or cybersecurity attacks, a successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost effective basis.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop on a cost effective basis systems that will enable us to keep pace with such developments. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

Risks Related to the Regulation of Our Industry

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

The ongoing implementation of the Dodd-Frank Act could adversely affect our business, financial condition, and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposes significant regulatory and compliance changes on many industries, including ours. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

As part of the bank regulatory process, the TDSML and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Basel III established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization fails to exceed its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. As of December31, 2021, we met all of these new requirements, including the full capital conservation buffer.

Although we currently cannot predict the specific impact and long-term effects that the Dodd-Frank Act, Basel III and associated rulemaking will have on our Company and the banking industry more generally, the Company will be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, the Company’s failure to comply with current or future minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses, and expansion of the Bank’s banking location network, or de novo branching. Generally, we must receive federal and state regulatory approvals before we can acquire a depository institution or related business insured by the FDIC, or before we open a de novo branch. In determining whether to approve a proposed acquisition, banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control, or OFAC.

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, or CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. In recent years there has been an increase in the frequency of enforcement actions brought by federal banking regulators, such as the CFPB, dealing with consumer compliance matters such as indirect auto lending, fair lending, account fees, loan servicing and other products and services provided to customers. The ongoing broad rulemaking and enforcement powers of the CFPB have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with economic and trade sanctions or with applicable anti-corruption laws could have a material adverse effect on our business, financial condition and results of operations.

OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. We are responsible for, among other things, blocking accounts of, and transactions with, such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Through our Company and the Bank, and our agents and employees, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it may operate. The Company has implemented policies, procedures, and internal controls that are designed to comply with economic and trade sanctions or with applicable anti-corruption laws, including the FCPA. Failure to comply with economic and trade sanctions or with applicable anti-corruption laws, including the FCPA, could have serious legal and reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.

We service most of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities, as well as various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities, including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operations could be adversely affected.

In addition, we have sold loans to third parties. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing by us in order to make the required capital injection becomes more difficult and expensive and will adversely impact our financial condition, results of operations, or future prospects.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of securities by the Federal Reserve, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could adversely affect our business, financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

An active trading market for our common stock may not develop.

We completed the initial public offering of our common stock and the Company’s common stock began trading on NASDAQ in November 2021. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price, or at all. Consequently, you may not be able to sell your shares of common stock at or above an attractive price at the time that you would like to sell.

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;
•	additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
•	additions or departures of key personnel;
•	perceptions in the marketplace regarding our competitors or us, including the perception that investment in Texas is unattractive or less attractive during periods of low oil prices;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

Actual or anticipated issuances or sales of substantial amounts of our common stock could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Our first amended and restated certificate of formation authorizes us to issue up to 50,000,000 shares of our common stock. In general, all shares of our common stock outstanding are freely tradable, except that certain shares owned by our “affiliates” (as that term is defined in Rule 144 under the Securities Act) and shares purchased in our private placement in 2021 may be resold only in compliance with the certain limitations. We filed a registration statement on Form S-8 under the Securities Act in December 2021 to register an aggregate of approximately 1,437,624 shares of common stock issued or reserved for issuance under our equity incentive plans. We may issue all of these shares without any action or approval by our shareholders, and these shares, once issued (including upon exercise of outstanding options), will be available for sale into the public market, subject to the restrictions described above, if applicable, for affiliate holders.

Further, in connection with our initial public offering, we and our directors and executive officers entered into lock-up agreements that restrict the sale of their holdings of our common stock for a period of 180 days from the date of the underwriting agreement dated November 8, 2021, subject to an extension in certain circumstances. The underwriters, in their discretion, may release any of the shares of our common stock subject to these lock-up agreements at any time. Further, we issued 2,937,876 shares of our common stock in the private placement completed on August 27, 2021 that was exempt from registration under the Securities Act. Pursuant to the requirements of those exemptions from registration, those shares are generally subject to trading restrictions until an available exemption from registration is available. In general, such trading restrictions will expire, and such shares may be resold, upon the later of (a) 90 days after we have been subject to public company reporting requirements of Section 13 or Section 15(d) of the Exchange Act or (b) six months after the date that such shares were acquired. The resale of such shares could cause the market price of our stock to drop significantly, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it should be.

In addition, we may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.

Our management and board of directors have significant control over our business.

As of December 31, 2021, our directors and executive officers beneficially owned an aggregate of 1,111,883 shares, or approximately 8.1%, of our common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We may incur additional debt or issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

At December 31, 2021, we had $1.0 million of debt that ranked senior to our common stock. In the future, we may increase our capital resources by incurring additional borrowings or making offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our first amended and restated certificate of formation authorizes us to issue up to 1,000,000 shares of one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

Our primary tangible asset is the stock of the Bank. As such, we depend upon the Bank for cash distributions (through dividends on the Bank’s common stock) that we use to pay our operating expenses, satisfy our obligations and, if determined by our board of directors, to pay dividends on our common stock. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, bank regulatory agencies have the ability to restrict the Bank’s payment of dividends by supervisory action. If the Bank is unable to pay dividends to us, we will not be able to satisfy our obligations or pay dividends on our common stock.

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our incumbent board of directors or management.

Our first amended and restated certificate of formation and our first amended and restated bylaws may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents include provisions that:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•	include a classified board of directors, with directors of each class serving a three-year term;
•	eliminate cumulative voting in elections of directors;
•	provide our board of directors with the exclusive right to alter, amend or repeal our first amended and restated bylaws or to adopt new bylaws;
•	require the request of holders of at least 50% of the issued and outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;
•

require any shareholder derivative suit or shareholder claim against an officer or director of breach of fiduciary duty or violation of the Texas Business Organizations Code, or the TBOC, certificate of formation, or bylaws to be brought in Harris County in the State of Texas, subject to certain exceptions as described below;

•

require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at annual or special meetings of shareholders, to provide timely advanced notice of their intent in writing; and

•

enable our board of directors to increase, at any annual, regular or special meetings of directors, the number of persons serving as directors and to fill up to two vacancies created as a result of the increase by a majority vote of the directors between two successive annual shareholder meetings.

In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

Our first amended and restated bylaws include an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our first amended and restated bylaws require that, unless we consent in writing to the selection of an alternative forum, any state court located in Harris County in the state of Texas, or a Harris County State Court, shall be the sole and exclusive forum for any shareholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or its shareholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the TBOC, our first amended and restated certificate of formation or our first amended and restated bylaws, or (iv) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine, and, if brought outside of Texas, the shareholder bringing the suit will be deemed to have consented to service of process on such shareholder’s counsel, except for, as to each of (i) through (iv) above, any action (A) as to which the Harris County State Court determines that there is an indispensable party not subject to the jurisdiction of the Harris County State Court (and the indispensable party does not consent to the personal jurisdiction of the Harris County State Court within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Harris County State Court, (C) for which the Harris County State Court does not have subject matter jurisdiction, or (D) arising under the Securities Act as to which the Harris County State Court and the United States District Court for the Southern District of Texas, Houston Division shall have concurrent jurisdiction.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and the exclusive forum provision of our first amended and restated bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such an exclusive forum provision as written in connection with claims arising under the Securities Act, and our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any security of the Company shall be deemed to have notice of and consented to the exclusive forum provision of our first amended and restated bylaws.

The exclusive forum provision in our first amended and restated bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, shareholders who do bring a claim in a Harris County State Court could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Harris County, Texas. Furthermore, if a court were to find the exclusive forum provision contained in our first amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results and financial condition.

The return on your investment in our common stock is uncertain.

An investor in our common stock may not realize a substantial return on his or her investment, or may not realize any return at all. Further, as a result of the uncertainty and risks associated with our operations, many of which are described in section “Item 1A. Risk Factors” of this Form 10-K, it is possible that an investor could lose his or her entire investment.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Shares of our common stock are not savings accounts, deposits or other obligations of our bank or nonbank subsidiaries and are not insured or guaranteed by the FDIC or any other government agency. An investor in our common stock must be capable of affording the loss of your entire investment.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices and headquarters are located at 20202 Highway 59 North, Suite 190, Humble, Texas 77338. All of our branches are located in Texas. We own our headquarters and our branch locations in Pearland, Lake Jackson, Nixon, La Vernia, and Detroit, and we lease the remaining locations. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future. The following table sets forth a list of our branches and our loan production office, or LPO, as of the date of this Annual Report on Form 10-K.

Location	Address	Owned/Leased
Humble	20202 Highway 59 North, Humble, Texas 77338	Owned
Galleria	1800 West Loop South, Suite 100, Houston, Texas 77027	Leased
Conroe	1336 League Line Road, Suite 100, Conroe, Texas 77304	Leased
Pearland	1850 Pearland Parkway, Pearland, Texas, 77581	Owned
Beaumont	229 Dowlen Road, Suite C, Beaumont, Texas 77706	Leased
Lake Jackson	85 Oak Drive, Lake Jackson, Texas 77566	Owned
Mid County	2901 Turtle Creek Drive, Suite 115, Port Arthur, Texas 77642	Leased
Nixon	200 North Nixon Avenue, Nixon, Texas 78140	Owned
La Vernia	13809 West Highway 87, La Vernia, Texas 78121	Owned
Plano	1201 W. 15th Street, Suite 100, Plano, Texas 75075	Leased
Dallas	8235 Douglas Avenue, Suite 100, Dallas, Texas 75225	Leased
Detroit	12038 US Highway 82 West, Detroit, Texas 75436	Owned
Austin (LPO)	5508 Highway 290 West, Austin, Texas 78375	Leased

In addition, we lease non-branch offices in Copperfield, Dallas, Fort Worth, Friendswood, Georgetown, Katy, Kingwood, Plano, San Antonio and The Woodlands, Texas.

Item 3. Legal Proceedings.

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

At this time, management believes that the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially and adversely affect our reputation, even if resolved in our favor.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Completion of $70.5 Million Private Placement

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

Initial Public Offering

On November 9, 2021, the Company's common stock began trading on the NASDAQ Global Select Market under the symbol "TCBX". We issued and sold an aggregate of 4,025,000 shares of our common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $25.00 per share for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and offering expenses. Aggregate net proceeds from our initial public offering were $92.0 million after deducting underwriting discounts and offering expenses. The initial closing of our initial public offering occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-260291), which was declared effective by the SEC on November 8, 2021, and was supplemented by a Registration Statement on Form S-1 (File No. 333-260887) filed pursuant to Rule 462(b). We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. In connection with the closing of our initial public offering, we issued an aggregate of 49,750 shares of restricted stock to our directors, advisory directors, and executive officers. Stephens Inc., Piper Sandler & Co., and Deutsche Bank Securities Inc. acted as underwriters. The offering commenced on November 8, 2021, did not terminate until the sale of all of the shares offered, and was closed on November 17, 2021. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus for the initial public offering, filed with the SEC on November 9, 2021 pursuant to Rule 424(b) of the Securities Act. We intend to use the net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

Holders of Record

As of December 31, 2021 there were approximately 872 holders of record of the Company's common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K (this “Form 10-K”). Unless we state otherwise or the context otherwise requires, references in this Form 10-K to “we,” “our,” “us,” and the “Company” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries, references in this Form 10-K to the “Bank” refer to Third Coast Bank, SSB, a Texas state savings bank and our wholly owned bank subsidiary, and references in this Form 10-K to “TCCC” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements" the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of this Form 10-K. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a bank holding company headquartered in Humble, Texas and operated through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small- and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate twelve branches, with seven branches in the Greater Houston market, two branches in the Dallas-Fort Worth market, two branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of December 31, 2021, we had, on a consolidated basis, total assets of $2.50 billion, total loans of $2.07 billion, total deposits of $2.14 billion and total shareholders’ equity of $299.0 million.

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

COVID-19 Update

The Company has been, and may continue to be, impacted by the COVID-19 pandemic. In recent months, vaccination rates have been increasing and restrictive measures have eased in certain areas. However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the CARES Act, which established the PPP, and the American Rescue Plan Act of 2021, enacted in March 2021.

As the pandemic evolves, we continue to evaluate protocols and processes in place to execute our business continuity plans while promoting the health and safety of our employees and continuing to support our customers and communities.

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program. PPP loans have a two or five-year term and earn interest at 1.0%. At December 31, 2021, outstanding PPP loans, net of deferred loan fees of $2.1 million, were $81.6 million which are included in commercial and industrial loans. Assuming compliance with PPP origination and documentation requirements, loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participated in the Main Street Lending Program (the “MSLP”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. At December 31, 2021, outstanding MSLP loans, excluding the 95% portion sold to the Federal Reserve and net of deferred loan fees of $1.0 million, were $5.4 million which are included in commercial and industrial loans.

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

Initial Public Offering

On November 9, 2021, the Company's common stock began trading on the NASDAQ Global Select Market under the symbol “TCBX”. We issued and sold an aggregate of 4,025,000 shares of our common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $25.00 per share, for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and offering expenses. Aggregate net proceeds from our initial public offering were $92.0 million after deducting underwriting discounts and offering expenses. The initial closing of our initial public offering occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. In connection with the closing of our initial public offering, we issued an aggregate of 49,750 shares of restrictive stock to our directors, advisory directors, and executive officers. We intend to use the net proceeds from our initial public offering to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

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

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2020	2019	Increase (Decrease)
Interest income	$100,615	$82,241	$18,374	22.3%	$82,241	$49,925	$32,316	64.7%
Interest expense	10,062	14,360	(4,298)	(29.9)%	14,360	15,974	(1,614)	(10.1)%
Net interest income	90,553	67,881	22,672	33.4%	67,881	33,951	33,930	99.9%
Provision for loan losses	9,923	7,550	2,373	31.4%	7,550	1,625	5,925	364.6%
Noninterest income	4,878	2,682	2,196	81.9%	2,682	1,217	1,465	120.4%
Noninterest expense	71,025	47,403	23,622	49.8%	47,403	30,310	17,093	56.4%
Income before income taxes	14,483	15,610	(1,127)	(7.2)%	15,610	3,233	12,377	382.8%
Income tax expense	3,059	3,495	(436)	(12.5)%	3,495	852	2,643	310.2%
Net income	$11,424	$12,115	$(691)	(5.7)%	$12,115	$2,381	$9,734	408.8%

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

Year ended December 31, 2021 vs. Year ended December 31, 2020

Net interest income increased $22.7 million, or 33.4%, during the year ended December 31, 2021, compared to the year ended December 31, 2020 primarily due to an increase in average loans and lower average rates paid on interest-bearing deposits as well as increase in income from PPP loans. Average loans was $1.43 billion for the year ended December 31, 2020 compared to $1.65 billion for the year ended December 31, 2021 with the increase primarily due to loan growth in commercial and industrial loans and commercial real estate loans. The average cost of interest-bearing deposits was 0.60% for the year ended December 31, 2021 and 1.07% for the year ended December 31, 2020. The Company recognized $19.2 million in PPP deferred origination fees for the year ended December 31, 2021 through both accretion and forgiveness of the related PPP loans compared to $10.2 million for the year ended December 31, 2020. For the year ended December 31, 2021, net interest margin and net interest spread were 4.65% and 4.50%, respectively, compared to 4.24% and 3.98%, respectively, for the year ended December 31, 2020.

Year ended December 31, 2020 vs. Year ended December 31, 2019

Net interest income increased $33.9 million, or 99.9%, during the year ended December 31, 2020, compared to the year ended December 31, 2019 primarily due to an increase in average loans and lower average rates paid on interest-bearing deposits as well as income from PPP loans. Average loans was $739.5 million for the year ended December 31, 2019 compared to $1.43 billion for the year ended December 31, 2020. The increase in average loans was primarily due to the acquisition of Heritage on January 1, 2020 and loan growth in commercial and industrial loans and commercial real estate loans. The average cost of interest-bearing deposits was 1.07% for the year ended December 31, 2020 and 2.21% for the year ended December 31, 2019. The Company recognized $10.2 million in PPP deferred origination fees for the year ended December 31, 2020 through both accretion and forgiveness of the related PPP loans. For the year ended December 31, 2020, net interest margin and net interest spread were 4.24% and 3.98%, respectively, compared to 4.08% and 3.67%, respectively, for the year ended December 31, 2019.

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

	For the Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$31,251	$1,043	3.34%	$14,709	$297	2.02%	$2,422	$24	0.99%
Loans, gross	1,646,591	98,886	6.01%	1,433,412	80,791	5.64%	739,525	47,570	6.43%
Federal funds sold and other interest- earning assets	267,983	686	0.26%	152,066	1,153	0.76%	90,356	2,331	2.58%
Total interest-earning assets	1,945,825	100,615	5.17%	1,600,187	82,241	5.14%	832,303	49,925	6.00%
Less allowance for loan losses	(14,198)			(10,506)			(7,360)
Total interest-earning assets, net of allowance	1,931,627			1,589,681			824,943
Noninterest-earning assets	132,825			80,686			44,220
Total assets	$2,064,452			$1,670,367			$869,163
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,421,757	$8,526	0.60%	$1,150,723	$12,302	1.07%	$625,040	$13,787	2.21%
Notes payable	22,329	1,091	4.89%	39,793	1,615	4.06%	24,335	1,436	5.90%
FHLB advances	56,442	445	0.79%	50,000	443	0.89%	36,995	751	2.03%
Total interest-bearing liabilities	1,500,528	10,062	0.67%	1,240,516	14,360	1.16%	686,370	15,974	2.33%
Noninterest-bearing deposits	383,747			310,357			122,961
Other liabilities	9,547			6,661			3,442
Total liabilities	1,893,822			1,557,534			812,773
Shareholders’ equity, including ESOP owned shares	170,630			112,833			56,390
Total liabilities and shareholders’ equity	$2,064,452			$1,670,367			$869,163
Net interest income		$90,553			$67,881			$33,951
Net interest spread(1)			4.50%			3.98%			3.67%
Net interest margin(2)			4.65%			4.24%			4.08%
(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $32.8 million, $18.5 million, and $6.4 million for the year ended December 31, 2021, 2020, and 2019, respectively.

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

	For the Year Ended December 31, 2021 compared to 2020			For the Year Ended December 31, 2020 compared to 2019
	Increase (Decrease) Due to Changes In		Total Increase	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$334	$412	$746	$122	$151	$273
Loans, gross	12,015	6,080	18,095	44,598	(11,377)	33,221
Federal funds sold and other interest-earning assets	879	(1,346)	(467)	1,592	(2,770)	(1,178)
Total increase in interest income	$13,228	$5,146	$18,374	$46,312	$(13,996)	$32,316
Interest-bearing liabilities:
Interest-bearing deposits	$2,898	$(6,674)	$(3,776)	$11,644	$(13,129)	$(1,485)
Notes payable	(709)	185	(524)	912	(733)	179
FHLB advances	57	(55)	2	264	(572)	(308)
Total increase (decrease) in interest expense	$2,246	$(6,544)	$(4,298)	$12,820	$(14,434)	$(1,614)
Increase in net interest income	$10,982	$11,690	$22,672	$33,492	$438	$33,930

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans.

The provision for loan losses for the year ended December 31, 2021 was $9.9 million compared to $7.6 million for the year ended December 31, 2020. The majority of the provision for 2021 related to provisions on newly originated non-PPP loans. As of December 31, 2021, the allowance for loan losses totaled $19.3 million, or 0.93% of total loans, compared to $12.0 million, or 0.77% of total loans, as of December 31, 2020.

The provision for loan losses for the year ended December 31, 2020 was $7.6 million compared to $1.6 million for the year ended December 31, 2019. The increase of $6.0 million was primarily due to the increase in net charge-offs for the year ended December 31, 2020 compared to the same period in 2019, loan growth for the year ended December 31, 2020 and an increase in qualitative factors used in our analysis. As of December 31, 2020, the allowance for loan losses totaled $12.0 million, or 0.77% of total loans, compared to $8.1 million, or 1.00% of total loans, as of December 31, 2019.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains from the sale of SBA loans, and earnings from bank-owned life insurance. Noninterest income does not include loan origination fees, which are recognized in interest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2020	2019	Increase (Decrease)
Noninterest Income:
Service charges and fees	$2,367	$1,709	$658	38.5%	$1,709	$547	$1,162	212.4%
Gain on sale of SBA loans	586	266	320	120.3%	266	—	266	100.0%
Earnings on bank-owned life insurance	567	354	213	60.2%	354	258	96	37.2%
Other	1,358	353	1,005	284.7%	353	412	(59)	(14.3)%
Total noninterest income	$4,878	$2,682	$2,196	81.9%	$2,682	$1,217	$1,465	120.4%

Year ended December 31, 2021 vs. Year ended December 31, 2020

The increase in noninterest income of $2.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the increase in service charges and fees, gain on sale of SBA loans, increases in earnings on bank-owned life insurance, and other non-loan related fee income. The increase in service charges and fees was primarily due to a $512,000 increase in ATM income and a $171,000 increase in mortgage secondary market fee income. The Company recognized $586,000 on the sale of the guarantee portion of several (non-PPP) SBA loans in 2021 compared to the sale of one non-PPP SBA loan in 2020 for a gain of $266,000. The Company purchased $10.0 million in additional bank-owned life insurance policies during the fourth quarter of 2020 resulting in the increased earnings on bank-owned life insurance in 2021. Included in other noninterest income in 2021 is $820,000 in fee income related to non-loan related fee income.

Year ended December 31, 2020 vs. Year ended December 31, 2019

The increase in noninterest income of $1.5 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to the $266,000 gain recognized on the sale of the guaranteed portion of one (non-PPP) SBA loan and the increase in service charges and fees. The increase in service charges and fees was primarily due to a $396,000 increase in ATM income, $181,000 increase in non-sufficient funds fees, and $40,000 increase in commercial account analysis fees as a result of our growth in retail services and acquisition of Heritage January 1, 2020. In addition, mortgage secondary market fee income for the year ended December 31, 2020 totaled $438,000.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, legal and professional fees, data processing and network expenses, regulatory fees, including FDIC assessments, advertising and marketing expenses, and loan operations and repossessed asset related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)		2020	2019	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$48,642	$29,262	$19,380	66.2%	$29,262	$19,983	$9,279	46.4%
Net occupancy and equipment expenses	5,367	4,127	1,240	30.0%	4,127	2,612	1,515	58.0%
Other:
Legal and professional fees	5,293	3,962	1,331	33.6%	3,962	2,415	1,547	64.1%
Data processing and network expenses	3,060	3,184	(124)	(3.9)%	3,184	1,738	1,446	83.2%
Regulatory assessments	1,101	1,303	(202)	(15.5)%	1,303	434	869	200.2%
Advertising and marketing expenses	1,889	1,326	563	42.5%	1,326	699	627	89.7%
Loan operations and other real estate owned expenses	1,963	1,369	594	43.4%	1,369	819	550	67.2%
Loss on sale of other real estate owned	344	—	344	100.0%	—	38	(38)	100.0%
Other expenses	3,366	2,870	496	17.3%	2,870	1,572	1,298	82.6%
Total noninterest expense	$71,025	$47,403	$23,622	49.8%	$47,403	$30,310	$17,093	56.4%

Year ended December 31, 2021 vs. Year ended December 31, 2020

The increase in noninterest expense of $23.6 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, and legal and professional expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $48.6 million for the year ended December 31, 2021, an increase of $19.4 million, or 66.2%, compared to $29.3 million for the same period in 2020. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth, and increased commissions related to our loan and deposit growth. As of December 31, 2021 and 2020, the number of employees was 334 and 213, respectively.

Net occupancy expenses were $5.4 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $2.5 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. In addition, during 2021, additional office space was leased to accommodate the increase in employees which resulted in an increase in lease expense from $1.2 million in 2020 to $1.6 million in 2021. Expenses related to building maintenance, landscaping services and janitorial services also increased partly due to the five branches acquired in the Heritage acquisition.

Legal and professional fees were $5.3 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to the $1.1 million increase in professional fees as a result of costs associated with the PPP loan program and recruitment costs related to hiring additional personnel in 2021. Expenses related to audit, consulting, and legal increased as a result of growth and regulatory requirements.

Year ended December 31, 2020 vs. Year ended December 31, 2019

The increase in noninterest expense of $17.1 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expense, legal and professional fees, and data processing and network expenses.

Salaries and employee benefits were $29.3 million for the year ended December 31, 2020, an increase of $9.3 million, or 46.4%, compared to $20.0 million for the same period in 2019. The increase was primarily due to the addition of approximately 60 employees from the acquisition of Heritage on January 1, 2020 and increased commissions related to our loan and deposit growth. As of December 31, 2020 and 2019, the number of employees was 213 and 147, respectively.

Net occupancy expenses were $4.1 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $1.9 million for the year ended December 31, 2020 and $1.1 million for the same period in 2019. The increase of $1.5 million, or 58.0%, in occupancy expenses for the year ended December 31, 2020 compared to 2019 was due primarily to the addition of five branches acquired in the Heritage acquisition.

Legal and professional fees were $4.0 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily due to higher audit, consulting, legal, and recruitment costs. Higher costs primarily resulted from expenses related to the acquisition of Heritage, the PPP loan program, and additional personnel.

Data processing and network expenses were $3.2 million for the year ended December 31, 2020, an increase of $1.4 million or 83.2%, compared to $1.7 million for the same period in 2019. The increase was primarily due to: (i) higher transaction volumes related to the increased number of loan and deposit accounts, (ii) data conversion costs related to the Heritage acquisition, (iii) data processing costs for Heritage prior to core system conversion on July 1, 2020, (iv) increase in the number of branches from seven to twelve as a result of the Heritage acquisition, and (v) an increase in the number of employees.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income tax expense	$3,059	$3,495	$852
Effective tax rate	21.1%	22.4%	26.4%

Year ended December 31, 2021 vs. Year ended December 31, 2020

For the years ended December 31, 2021 and 2020, income tax expense totaled $3.1 million and $3.5 million, respectively, and our effective tax rate was 21.1% and 22.4% for the years ended December 31, 2021 and 2021, respectively. The decrease in the effective tax rate for year ended 2021 as compared to 2020 was due to an increase in non-taxable income related to bank-owned life insurance.

Year ended December 31, 2020 vs. Year ended December 31, 2019

For the years ended December 31, 2020 and 2019, income tax expense totaled $3.5 million and $852,000, respectively. Our effective tax rate for the years ended December 31, 2020 and 2019 were 22.4% and 26.4%, respectively. The decrease in the effective tax rate was due to an increase in non-deductible capital offering expenses and merger costs.

Financial Condition

Total assets were $2.50 billion as of December 31, 2021 compared to $1.87 billion as of December 31, 2020. The increase of $632.1 million, or 33.9% was primarily due to organic loan growth and an increase in cash and cash equivalents from deposit growth and completion of our private placement and initial public offerings.

Loan Portfolio

Our primary source of income is derived through interest earned on loans to small- to medium-sized businesses, commercial companies, professionals and individuals located in our primary market areas. A substantial portion of our loan portfolio consists of commercial and industrial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning assets.

As of December 31, 2021, total loans were $2.07 billion, an increase of $512.6 million, or 32.9%, compared to $1.56 billion as of December 31, 2020. The increase in loans was due to growth of non-PPP related loans totaling $821.8 million, primarily commercial and industrial loans and commercial real estate loans, offset by a decrease in PPP loans of $309.2 million due to forgiveness payments received from the SBA. Total loans as a percentage of deposits were 96.6% and 95.2% as of December 31, 2021 and 2020, respectively. Total loans as a percentage of assets were 82.8% and 83.3% as of December 31, 2021 and 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$383,941	18.6%	$353,273	22.7%	$219,920	27.2%	$190,954	27.7%	$169,947	28.3%
Non-farm non-residential non-owner occupied	445,308	21.5%	277,804	17.9%	191,036	23.6%	155,850	22.7%	116,169	19.4%
Residential	213,264	10.3%	140,622	9.0%	87,064	10.7%	60,048	8.7%	47,125	7.9%
Construction, development and other	320,335	15.5%	98,207	6.3%	60,445	7.5%	57,026	8.3%	57,874	9.6%
Farmland	9,934	0.5%	4,653	0.3%	7,359	0.9%	8,955	1.3%	5,952	1.0%
Commercial and industrial	611,348	29.5%	645,928	41.5%	214,935	26.6%	191,487	27.8%	178,663	29.8%
Consumer	4,001	0.2%	4,157	0.3%	3,781	0.5%	4,184	0.6%	5,473	0.9%
Other	80,593	3.9%	31,448	2.0%	24,066	3.0%	19,855	2.9%	18,825	3.1%
Total loans	$2,068,724	100.0%	$1,556,092	100.0%	$808,606	100.0%	$688,359	100.0%	$600,028	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $30.7 million, or 8.7%, to $383.9 million as of December 31, 2021 from $353.3 million as of December 31, 2020.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $167.5 million, or 60.3%, to $445.3 million as of December 31, 2021 from $277.8 million as of December 31, 2020.

The increases in commercial real estate loans were due to the addition of several lenders in 2021 and increased productivity of existing lenders in response to market demand.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $72.6 million, or 51.7%, to $213.3 million as of December 31, 2021 from $140.6 million as of December 31, 2020 due primarily to continued organic growth.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. Historically, the properties securing the portfolio were primarily in the Greater Houston and Dallas markets and were generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $222.1 million, or 226.2%, to $320.3 million as of December 31, 2021 from $98.2 million as of December 31, 2020 due primarily to the additional productivity from the formation of the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At December 31, 2021 and 2020, outstanding factored receivables were $41.9 million and $23.1 million, respectively.

The commercial and industrial loan category also includes indirect auto loans with local dealerships that are funded through our indirect lending department. The loans are with recourse to the dealership and are structured as commercial lines of credit with the dealerships. The loans are approved with the same underwriting criteria as other commercial credits. Any loans under these lines of credit that are past due in excess of 90 days are required to be paid in full by the dealership. At December 31, 2021 and 2020, outstanding indirect auto loans included in the commercial and industrial category were $7.3 million and $7.0 million, respectively.

In April 2020, we began originating loans to qualified small businesses under the provisions of the CARES Act which are included in commercial and industrial loans. Loans covered by the PPP administered by the SBA may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. At December 31, 2021 and 2020, outstanding PPP loans, net of deferred loan fees, were $81.6 million and $390.8 million, respectively.

Commercial and industrial loans decreased $34.6 million, or 5.4%, to $611.3 million as of December 31, 2021 from $645.9 million as of December 31, 2020. The decrease was primarily a result of the net decrease in PPP loans of $309.2 due to payoffs and forgiveness by the SBA offset by continued organic growth in non-PPP loans.

Other Loan Categories. Other categories of loans included in our loan portfolio include farmland loans, lease financing, Bond Anticipation Notes (BANs), consumer loans, and agricultural loans made to farmers and ranchers relating to their operations. None of these categories of loans represents a material portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of December 31, 2021
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$24,056	$104,877	$164,147	$90,861	$383,941
Non-farm non-residential non-owner occupied	36,719	234,347	137,368	36,874	445,308
Residential	26,662	77,088	60,334	49,180	213,264
Construction, development and other	83,846	207,120	20,526	8,843	320,335
Farmland	2,483	4,399	1,715	1,337	9,934
Commercial and industrial	243,510	291,570	70,445	5,823	611,348
Consumer	1,260	2,126	615	—	4,001
Other	44,713	35,832	48	—	80,593
Total loans	$463,249	$957,359	$455,198	$192,918	$2,068,724
Amounts with fixed rates	$181,575	$492,259	$54,915	$35,698	$764,447
Amounts with floating rates	$281,674	$465,100	$400,283	$157,220	$1,304,277

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans(1)	$10,030	$7,257	$4,078	$5,044	$4,549
Loans > 90 days and still accruing	278	752	194	-	694
Restructured loan—accruing	5,295	4,395	328	419	460
Total nonperforming loans	$15,603	$12,404	$4,600	$5,463	$5,703
Other real estate owned and repossessed assets	1,676	3,367	1,767	2,052	727
Total nonperforming assets	$17,279	$15,771	$6,367	$7,515	$6,430
Ratio of nonaccrual loans to total loans	0.48%	0.47%	0.50%	0.73%	0.76%
Ratio of nonperforming loans to total loans	0.75%	0.80%	0.57%	0.79%	0.95%
Ratio of nonperforming loans to total assets	0.62%	0.66%	0.50%	0.65%	0.85%
Ratio of nonperforming assets to total assets	0.69%	0.84%	0.69%	0.89%	0.96%
Ratio of nonperforming loans to total loans plus OREO	0.75%	0.80%	0.57%	0.79%	0.95%
Ratio of nonaccrual loans to total loans		0.47%	0.50%	0.73%	0.76%
Ratio of allowance for loan losses to nonaccrual loans	192.37%	165.07%	199.19%	137.33%	120.03%
(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $17.3 million in nonperforming assets as of December 31, 2021 compared to $15.8 million as of December 31, 2020, and we had $15.6 million in nonperforming loans as of December 31, 2021 compared to $12.4 million as of December 31, 2020. The increase in nonperforming assets was primarily attributable to the placement of several commercial and real estate loans on nonaccrual during 2021 as a result of continued deteriorating financial performance for the identified loans. We believe that the value recorded for each of the properties held in other real estate owned is adequately supported by recent appraisals.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans by category:
Real estate:
Commercial real estate
Non-farm non-residential owner occupied	$1,008	$1,944	$57	$—	$—
Non-farm non-residential non-owner occupied	346	385	—	1,310	—
Residential	127	85	630	—	1,557
Construction, development and other	244	264	—	53	—
Commercial and industrial	8,297	4,155	3,342	3,681	2,992
Consumer	—	—	15	—	—
Other	—	—	34	—	—
Purchased credit impaired	8	424	—	—	—
Total nonaccrual loans	$10,030	$7,257	$4,078	$5,044	$4,549

COVID-19 Loan Deferments

During March of 2020 and to help mitigate the anticipated effects of the COVID-19 pandemic on certain borrowers, we began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers were able to apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At December 31, 2021, we had approximately 500 loans totaling $223.7 million that had deferral and modification agreements due to COVID-19 whereby principal and/or interest payments during a specified period were deferred to the end of each of the loan terms. Subsequent to the approved deferral period, customers resumed their regular payments. The CARES Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as troubled debt restructurings if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At December 31, 2021, $4.4 million in accrued interest receivables related to these loans remained outstanding and are due at the end of each loan term.

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development and other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial and industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Other	80,593	—	—	—	—	80,593
Gross loans	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

	As of December 31, 2020
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$335,442	$12,189	$5,642	$—	$—	$353,273
Non-farm non-residential non-owner occupied	255,468	12,706	5,730	3,900	—	277,804
Residential	139,743	—	861	18	—	140,622
Construction, development and other	93,817	—	267	4,123	—	98,207
Farmland	4,653	—	—	—	—	4,653
Commercial and industrial	629,093	6,144	9,847	270	574	645,928
Consumer	4,157	—	—	—	—	4,157
Other	31,448	—	—	—	—	31,448
Gross loans	$1,493,821	$31,039	$22,347	$8,311	$574	$1,556,092

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature and volume of our loan portfolio, overall portfolio quality, industry or borrower concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates, among other factors. Please see “—Critical Accounting Policies—Allowance for Loan Losses” below and “Part II—Item 8. Financial Statements and Supplementary Data—Note 3.”

As of December 31, 2021, the allowance for loan losses totaled $19.3 million, or 0.9% of total loans. As of December 30, 2020, the allowance for loan losses totaled $12.0 million, or 0.8% of total loans. The increase in our allowance for loan losses of $7.3 million, or 61.1%, was primarily due to loan loss provisions related to $821.8 million in non-PPP loan growth.

The following tables present as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For Year Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Allowance for loan loss at beginning of period	$11,979	$8,123	$6,927	$5,460	$4,597
Provision for loan loss	9,923	7,550	1,625	1,500	1,613
Charge-offs:
Commercial real estate:
Non-farm non-residential non-owner occupied	—	(2,336)	—	—	—
Commercial and industrial	(2,914)	(1,389)	(506)	(108)	(750)
Consumer	—	(7)	(2)	(14)	—
Other	(20)	—	—	—	—
Total charge-offs	(2,934)	(3,732)	(508)	(122)	(750)
Recoveries:
Commercial real estate:
Non-farm non-residential owner occupied	—	—	50	—	—
Commercial and industrial	323	33	29	89	—
Consumer	1	5	—	—	—
Other	3	—	—	—	—
Total recoveries	327	38	79	89	—
Net (charge-offs) recoveries	(2,607)	(3,694)	(429)	(33)	(750)
Allowance for loan losses at end of period	$19,295	$11,979	$8,123	$6,927	$5,460
Ratio of allowance for loan loss to total loans	0.93%	0.77%	1.00%	1.01%	0.91%
Ratio of net (charge-offs) recoveries to average loans	(0.16)%	(0.26)%	(0.06)%	(0.01)%	(0.14)%

The allowance for loan losses by loan category as of the dates indicated was as follows:

	As of December 31,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Allowance for Loan Loss Amount	% Loans in Each Category	Allowance for Loan Loss Amount	% Loans in Each Category	Allowance for Loan Loss Amount	% Loans in Each Category	Allowance for Loan Loss Amount	% Loans in Each Category	Allowance for Loan Loss Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,456	18.6%	$2,608	22.7%	$2,158	27.2%	$1,559	27.7%	$1,119	28.3%
Non-farm non-residential non-owner occupied	5,935	21.5%	3,107	17.9%	1,627	23.6%	1,669	22.7%	1,094	19.4%
Residential	957	10.3%	1,218	9.0%	373	10.7%	219	8.7%	137	7.9%
Construction, development and other	2,064	15.5%	932	6.3%	330	7.5%	306	8.3%	260	9.6%
Farmland	45	0.5%	32	0.3%	29	0.9%	28	1.3%	14	1.0%
Commercial and industrial	6,500	29.5%	3,858	41.5%	3,504	26.6%	3,063	27.8%	2,731	29.8%
Consumer	6	0.2%	35	0.3%	16	0.5%	14	0.6%	12	0.9%
Other	332	3.9%	189	2.0%	86	3.0%	69	2.9%	93	3.1%
	$19,295	100.0%	$11,979	100.0%	$8,123	100.0%	$6,927	100.0%	$5,460	100.0%
Securities

Our investment portfolio consists of state and municipal securities, mortgage-backed securities, and corporate bonds classified as available for sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31,
	2021		2020		2019
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$1,087	$1,094	$1,881	$1,894	$—	$—
Mortgage-backed securities	791	811	1,005	1,028	535	536
Corporate bonds	23,556	24,527	22,571	22,673	—	—
	$25,434	$26,432	$25,457	$25,595	$535	$536

As of December 31, 2021, the carrying amount of the security portfolio was $26.4 million compared to $25.6 million as of December 31, 2020, an increase of $837,000, or 3.3%. Investment securities represented 1.1% and 1.4% of total assets as of December 31, 2021 and 2020, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2021 and 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The contractual maturities of the mortgage-backed securities held ranges from 2022 to 2046 and are not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. Therefore, schedules of maturities for mortgage-backed securities have been excluded from this disclosure.

The amortized cost and estimated fair value of securities available for sale at December 31, 2021, by contractual maturity, are shown below:

	As of December 31, 2021
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$661	$662
Due from one year to five years	426	432
Due from five years to ten years	23,556	24,527
	24,643	25,621
Mortgage-backed securities	791	811
Total available for sale	$25,434	$26,432

The weighted average life of our investment portfolio was 5.88 years with an estimated modified duration of 5.02 years as of December 31, 2021. The weighted average life of our investment portfolio was 7.97 years with an estimated modified duration of 6.49 years as of December 31, 2020.

Deposits

Total deposits as of December 31, 2021 were $2.14 billion, an increase of $507.4 million, or 31.1%, compared to $1.63 billion as of December 31, 2020. The increase was primarily due to continued growth in our primary market areas and the increase in commercial lending relationships for which we also seek deposit balances offset by a decrease in time deposits resulting from a reduction in interest rates paid.

Noninterest-bearing deposits as of December 31, 2021 were $531.4 million, an increase of $204.0 million, or 62.3%, compared to $327.4 million as of December 31, 2020. Total interest-bearing account balances as of December 31, 2021 were $1.61 billion, an increase of $303.3 million, or 23.2%, from $1.31 billion as of December 31, 2020.

The components of deposits as of the dates shown below were as follows:

	As of December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$531,401	24.8%	$327,361	20.0%	$128,297	15.9%
Interest-bearing deposits	1,298,546	60.6%	909,992	55.7%	388,430	48.1%
Savings	33,539	1.6%	22,261	1.4%	5,178	0.6%
Time deposits	277,713	13.0%	374,217	22.9%	285,353	35.4%
Total deposits	$2,141,199	100.0%	$1,633,831	100.0%	$807,258	100.0%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2021	2020	2019
Three months or less	$41,920	$49,874	$34,863
Over three months through six months	20,200	24,566	8,518
Over six months through twelve months	44,770	65,431	74,802
Over twelve months	4,576	9,704	21,484
Total	$111,466	$149,575	$139,667

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$383,747	—	$310,357	—	$122,961	—
Interest-bearing demand deposits	$1,064,737	0.62%	$734,638	0.82%	$353,066	2.07%
Savings	27,776	0.29%	19,877	0.21%	4,114	0.53%
Time deposits	329,244	0.57%	396,208	1.57%	267,860	2.41%
Total interest-bearing deposits	$1,421,757	0.60%	$1,150,723	1.07%	$625,040	2.21%
Total deposits	$1,805,504	0.47%	$1,461,080	0.84%	$748,001	1.84%

The ratio of average noninterest-bearing deposits to average total deposits for each of the years ended December 31, 2021 and 2020 was 21.3%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

	As of December 31,
(Dollars in thousands)	2021	2020
FHLB borrowings	$50,000	70,000
Line of Credit - Senior Debt	1,000	—
Note Payable - Senior Debt	—	20,875
Note Payable - Subordinated Debt	—	13,000
Total borrowings	$51,000	$103,875

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks, real estate loans and investment securities. As of December 31, 2021 and 2020, total borrowing capacity available under this arrangement was $450.4 million and $474.8 million, respectively.

FHLB advances of $50.0 million were outstanding at December 31, 2021 and $70.0 million outstanding at December 31, 2020. Our cost of FHLB advances was 0.79% for the year ended December 31, 2021 and 0.89% for the year ended December 31, 2020. In addition, letters of credit with the FHLB in the amount of $100.5 million and $109.5 million were outstanding at December 31, 2021 and 2020, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits.

Line of Credit - Senior Debt. On March 10, 2021, notes totaling $20.9 million outstanding at December 31, 2020 were consolidated into a new revolving line of credit loan with a third party lender with new funds of $10.0 million for a total facility of $30.9 million. The line of credit bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest is due at maturity. As of December 31, 2021, the outstanding principal balance was $1.0 million. The line of credit is secured by 100% of the outstanding stock of the Bank.

Note Payable - Subordinated Debt. On July 29, 2019, a note for $3.0 million scheduled to mature on September 27, 2019 was retired and replaced with a new subordinated promissory note to the same note holder in the amount of $4.0 million. The note bore interest at a fixed rate of 5.00% through maturity of July 29, 2020. Upon maturity, the note was renewed and increased to $11.0 million with a fixed rate of 6.00% and maturity date of July 29, 2022. The note was subordinate and junior in rights to the senior indebtedness. In August 2021, the principal and unpaid interest on the note was paid in full.

On September 27, 2020, a note for $2.0 million scheduled to mature on September 27, 2020 was renewed and extended to September 27, 2022 at a fixed rate of 6.00%. The note was subordinate and junior in rights to the senior indebtedness. In August 2021, the principal and unpaid interest on the note was paid in full.

Our cost of notes payable was 4.89% and 4.06% for the years ended December 31, 2021 and 2020, respectively.

For additional information on our advances from the FHLB and other borrowings, see Note 7- FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the years ended December 31, 2021 and 2020, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits and borrowings.

As of December 31, 2021, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $50.5 million in federal funds. As of December 31, 2020, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $20.5 million in federal funds. The Company had no advances outstanding under these lines of credit at December 31, 2021 and 2020.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $2.06 billion for the year ended December 31, 2021 and $1.67 billion for the year ended December 31, 2020.

	For the Year Ended December 31,
	2021	2020	2019
Sources of Funds:
Deposits:
Noninterest-bearing	18.6%	18.6%	14.1%
Interest-bearing	68.9%	68.9%	71.9%
FHLB advances	2.7%	3.0%	4.3%
Notes payable	1.1%	2.4%	2.8%
Other liabilities	0.4%	0.4%	0.4%
Shareholders’ equity, including ESOP-owned shares	8.3%	6.7%	6.5%
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans, net	79.1%	85.1%	84.2%
Securities (available for sale and held to maturity)	1.4%	1.0%	0.3%
Federal funds sold and other interest-earning assets	13.0%	9.1%	10.4%
Other noninterest-earning assets	6.5%	4.8%	5.1%
Total	100.0%	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	21.3%	21.3%	16.4%
Average total loans to average deposits	91.2%	98.1%	98.9%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of December 31, 2021, we had $606.2 million in outstanding commitments to extend credit and $14.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $162.4 million in outstanding commitments to extend credit and $1.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2021 and 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of December 31, 2021, we had cash and cash equivalents of $327.0 million, compared to $203.6 million as of December 31, 2020. The increase was primarily due to an increase in deposits of $507.4 million, proceeds from our private placement and initial public offerings of $70.5 million and $92.0 million, respectively, and net income of $11.4 million, offset by a decrease in borrowings of $52.9 million and loan growth of $512.6 million.

Capital Resources

Total shareholders’ equity (including ESOP-owned shares) increased to $299.0 million as of December 31, 2021, compared to $121.7 million as of December 31, 2020, an increase of $177.3 million, or 145.9%. This increase was primarily the result of $11.4 million in net income for the year ended December 31, 2021, $70.5 million from the issuance of 2,937,876 shares issued in our private placement offering, and $92.0 million from the issuance of 4,025,000 shares issued in our initial public offering.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of December 31, 2021 and 2020, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated.

	Actual December 31,
	2021	2020	2019	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	12.3%	7.2%	8.9%	4.0%	4.0%	5.0%
Common equity tier 1 capital (to risk weighted assets)	12.6%	11.5%	10.8%	4.5%	7.0%	6.5%
Tier 1 capital (to risk weighted assets)	12.6%	11.5%	10.8%	6.0%	8.5%	8.0%
Total capital (to risk weighted assets)	13.5%	12.5%	11.9%	8.0%	10.5%	10.0%

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2021		2020		2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	8.22%	16.74%	(1.68)%	20.30%	4.03%	10.06%
+ 200	4.80%	11.29%	(1.91)%	13.36%	1.66%	6.11%
+ 100	1.83%	5.74%	(1.48)%	6.82%	(0.17)%	2.48%
Base	—	—	—	—	—	—
–100	2.34%	(2.36)%	5.20%	(2.77)%	(0.41)%	(2.79)%

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

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1— Nature of Operations and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Form 10-K. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

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

Recently Issued Accounting Pronouncements

See “Part II—Item 8.—Financial Statements and Supplementary Data—Note 1.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Part II—Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 8. Financial Statements and Supplementary Data.

The Company's financial statements and accompanying notes are included in Part IV—Item15.—Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chairman, President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on this evaluation, the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on management’s assessment of internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rule of the SEC for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange commission within 120 days after our fiscal year end (the “Proxy Statement”).

In accordance with Item 406 of Regulation S-K, we have adopted a code of business conduct and ethics that applies to Company executives, directors and employees. The code of business conduct and ethics is posted on our website at www.tcbssb.com under “Investors.” Within the time period required by the SEC, we will post on our website any amendment to the code of ethics and any waiver applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange commission within 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange commission within 120 days after our fiscal year end.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grant
Equity compensation plans approved by shareholders	1,220,428	$17.83	209,023
Equity compensation plans not approved by shareholders	-	-	-
Total	1,220,428	$17.83	209,023

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange commission within 120 days after our fiscal year end.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange commission within 120 days after our fiscal year end.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in the Company’s consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
3.1	First Amended and Restated Certificate of Formation of Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
3.2	First Amended and Restated Bylaws of Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 filed with the SEC on October 15, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
4.2*	Description of Registrant's Securities
10.1	Third Coast Bancshares, Inc. 2013 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.2	Third Coast Bancshares, Inc. 2017 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.3	Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.4

Form of Indemnification Agreement between Third Coast Bancshares, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.4 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.5

Loan Agreement, dated March 10, 2021, by and between American National Bank & Trust and Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.6

Subordinated Note Purchase Agreement, dated July 29, 2020 for $11.0 Million Subordinated Promissory Note (incorporated by reference to Exhibit 10.6 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.7

Subordinated Note Purchase Agreement, dated September 27, 2020, for $2.0 Million Subordinated Promissory Note (incorporated by reference to Exhibit 10.7 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.8	Lease of 229 Dowlen Road, as amended (incorporated by reference to Exhibit 10.8 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.9†	Consulting Agreement with Norma Galloway (incorporated by reference to Exhibit 10.9 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.10†	Employment Agreement between Third Coast Bank, SSB and Donald Legato (incorporated by reference to Exhibit 10.10 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.11†	Employment Agreement between Third Coast Bank, SSB and John McWhorter (incorporated by reference to Exhibit 10.11 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.12†

Employment Agreement between Third Coast Bancshares, Inc., Third Coast Bank, SSB and Bart Caraway (incorporated by reference to Exhibit 10.12 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.13†	Employment Agreement between Third Coast Bank, SSB and Audrey Duncan (incorporated by reference to Exhibit 10.13 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.14†	Salary Continuation Agreement between Third Coast Bank, SSB and Donald Legato (incorporated by reference to Exhibit 10.14 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.15†	Salary Continuation Agreement between Third Coast Bank, SSB and John McWhorter (incorporated by reference to Exhibit 10.15 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.16†	Salary Continuation Agreement between Third Coast Bank, SSB and Bart Caraway (incorporated by reference to Exhibit 10.16 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.17†	Salary Continuation Agreement between Third Coast Bank, SSB and Audrey Duncan (incorporated by reference to Exhibit 10.17 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.18†	Separation Agreement between Heritage Bank and Dennis Bonnen (incorporated by reference to Exhibit 10.18 to the Company's Form S-1 filed with the SEC on October 15, 2021)
10.19†	Form of Capital Warrant Agreement (incorporated by reference to Exhibit 10.19 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.20†

Form of Stock Option Agreement under the Third Coast Bancshares, Inc. 2017 Director Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.21†

Form of Stock Option Award Grant Notice and Stock Option Award Agreement under the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.22†

Form of Notice of Grant of Restricted Stock and Restricted Stock Award Agreement for Non-Employee Directors under the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Form S-1 filed with the SEC on October 15, 2021)

10.23†

Form of Notice of Grant of Restricted Stock Award Agreement for Officers under the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Form S-1 filed with the SEC on October 15, 2021)

21.1*	Subsidiaries of Third Coast Bancshares, Inc.
23.1*	Consent of Whitley Penn LLP
24.1*	Powers of attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

† Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Third Coast Bancshares, Inc.

Date: March 16, 2022	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Bart O. Caraway and R. John McWhorter, and each of them, any of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bart O. Caraway	Chairman, President and Chief Executive Officer	March 16, 2022
Bart O. Caraway	(Principal Executive Officer)

/s/ R. John McWhorter	Chief Financial Officer	March 16, 2022
R. John McWhorter	(Principal Financial and Accounting Officer)

/s/ Carolyn Bailey	Director	March 16, 2022
Carolyn Bailey

/s/ Martin Basaldua	Director	March 16, 2022
Martin Basaldua

/s/ Dennis Bonnen	Director	March 16, 2022
Dennis Bonnen

/s/ W. Donald Brunson	Director	March 16, 2022
W. Donald Brunson

/s/ Norma J. Galloway	Director	March 16, 2022
Norma J. Galloway

/s/ Troy A. Glander	Director	March 16, 2022
Troy A. Glander

/s/ Shelton J. McDonald	Director	March 16, 2022
Shelton J. McDonald

/s/ Joseph L.Stunja	Director	March 16, 2022
Joseph L. Stunja

/s/ Reagan Swinbank	Director	March 16, 2022
Reagan Swinbank

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Third Coast Bancshares, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Third Coast Bancshares, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes to the consolidated financial statements. In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the
Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

/s/ Whitley Penn LLP
Austin, Texas
March 16, 2022

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share and per share data)	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$326,733	$201,270
Federal funds sold	292	2,290
Total cash and cash equivalents	327,025	203,560
Interest bearing time deposits in other banks	131	129
Investment securities available for sale	26,432	25,595
Loans held for sale	—	2,345
Loans, net of allowance for loan loss of $19,295 and $11,979 at December 31, 2021 and 2020, respectively	2,049,429	1,544,113
Accrued interest receivable	10,228	13,676
Premises and equipment, net	19,045	15,156
Other real estate owned	1,676	3,367
Bank-owned life insurance	26,528	25,961
Non-marketable equity securities, at cost	7,527	4,407
Deferred tax asset, net	4,123	4,039
Core Deposit Intangible, net	1,292	1,454
Goodwill	18,034	18,034
Other assets	7,942	5,457
Total assets	$2,499,412	$1,867,293

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$531,401	$327,361
Interest bearing	1,609,798	1,306,470
Total deposits	2,141,199	1,633,831
Accrued interest payable	437	1,215
Other liabilities	7,769	6,654
FHLB advances	50,000	70,000
Line of credit - Senior Debt	1,000	—
Note payable - Senior Debt	—	20,875
Note payable - Subordinated Debt	—	13,000
Total liabilities	2,200,405	1,745,575
Commitments and contingencies - ESOP-owned shares	—	1,302
Shareholders' equity:
Common stock, $1 par value; 50,000,000 shares authorized; 13,481,786 and 6,350,184 issued; and 13,403,324 and 6,276,759 outstanding at December 31, 2021 and 2020, respectively	13,482	6,350
Additional paid-in capital	249,202	91,462
Retained earnings	36,029	24,605
Accumulated other comprehensive income	1,393	280
Treasury stock: at cost; 78,462 and 73,425 shares at December 31, 2021 and 2020, respectively	(1,099)	(979)
	299,007	121,718
Less: ESOP-owned shares	—	1,302
Total shareholders' equity	299,007	120,416
Total liabilities & shareholders' equity	$2,499,412	$1,867,293

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2021	2020	2019
Interest income:
Loans, including fees	$98,886	$80,791	$47,570
Investment securities available-for-sale	1,043	297	24
Federal funds sold and other	686	1,153	2,331
Total interest income	100,615	82,241	49,925
Interest expense:
Deposit accounts	8,526	12,302	13,787
FHLB advances and notes payable	1,536	2,058	2,187
Total interest expense	10,062	14,360	15,974
Net interest income	90,553	67,881	33,951
Provision for loan losses	9,923	7,550	1,625
Net interest income after provision for loan losses	80,630	60,331	32,326
Noninterest income:
Services charges and fees	2,367	1,709	547
Gain on sales of SBA loans	586	266	—
Other	1,925	707	670
Total noninterest income	4,878	2,682	1,217
Noninterest expense:
Salaries and employee benefits	48,642	29,262	19,983
Data processing and network expense	3,060	3,184	1,738
Occupancy and equipment expense	5,367	4,127	2,612
Legal and professional	5,293	3,962	2,415
Loan operations and other real estate owned expense	1,963	1,369	819
Advertising and marketing	1,889	1,326	699
Telephone and communications	595	605	458
Software purchases and maintenance	852	420	328
Regulatory assessments	1,101	1,303	434
Loss on sale of other real estate owned	344	—	38
Other	1,919	1,845	786
Total noninterest expense	71,025	47,403	30,310
Net income before income tax expense	14,483	15,610	3,233
Income tax expense	3,059	3,495	852
Net income	$11,424	$12,115	$2,381

Earnings per common share:
Basic earnings per share	$1.45	$1.94	$0.62
Diluted earnings per share	$1.40	$1.91	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$11,424	$12,115	$2,381
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising during the period	861	137	28
Income tax expense	(181)	(29)	(6)
Other comprehensive income on securities	680	108	22
Unrealized gain on derivatives:
Unrealized holding gains (losses) arising during the period	(216)	216	—
Unrealized gain on termination fee from derivatives	945	—	—
Reclassification adjustment for accretion recorded in interest expense during the period	(180)	—	—
Income tax expense	(115)	(45)	—
Other comprehensive income on derivatives	434	171	—
Total other comprehensive income	1,114	279	22
Total comprehensive income	$12,538	$12,394	$2,403

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

				Accumulated		Less:
		Additional		Other		ESOP-
	Common	Paid in	Retained	Comprehensive	Treasury	Owned
(Dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2018	$3,867	$40,911	$10,109	$(22)	$(413)	$(326)	$54,126
Net income	—	—	2,381	—	—	—	2,381
Share-based compensation	—	231	—	—	—	—	231
Stock options exercised	29	272	—	—	—	—	301
Issuance of common stock to ESOP	27	418	—	—	—	(445)	—
Net change in fair value of ESOP shares	—	—	—	—	—	(12)	(12)
Net redemption of treasury stock	—	—	—	—	(528)	—	(528)
Other comprehensive income, net of tax	—	—	—	22	—	—	22
Balance, December 31, 2019	$3,923	$41,832	$12,490	$—	$(941)	$(783)	$56,521

(Dollars in thousands)
Balance, December 31, 2019	$3,923	$41,832	$12,490	$—	$(941)	$(783)	$56,521
Net income	—	—	12,115	—	—	—	12,115
Share-based compensation	—	275	—	—	—	—	275
Stock options exercised	32	353	—	—	—	—	385
Common stock issued for acquisition of Heritage Bancorp, Inc.	2,363	48,498	—	—	—	—	50,861
Issuance of common stock to ESOP	32	504	—	—	—	(537)	(1)
Net change in fair value of ESOP shares	—	—	—	—	—	18	18
Net redemption of treasury stock	—	—	—	—	(37)	—	(37)
Other comprehensive income, net of tax	—	—	—	279	—	—	279
Balance, December 31, 2020	$6,350	$91,462	$24,605	$279	$(978)	$(1,302)	$120,416

(Dollars in thousands)
Balance, December 31, 2020	$6,350	$91,462	$24,605	$279	$(978)	$(1,302)	$120,416
Net income	—	—	11,424	—	—	—	11,424
Share-based compensation	—	659	—	—	—	—	659
Warrants exercised	2	17	—	—	—	—	19
Stock options exercised	83	912	—	—	—	—	995
Common stock issued from initial public offering	4,025	88,018	—	—	—	—	92,043
Common stock issued from private placement offering	2,938	67,571	—	—	—	—	70,509
Issuance of common stock to ESOP	34	613	—	—	—	(647)	—
Terminated ESOP put option	—	—	—	—	—	2,266	2,266
Restricted stock grants	50	(50)	—	—	—	—	—
Net change in fair value of ESOP shares	—	—	—	—	—	(317)	(317)
Net redemption of treasury stock	—	—	—	—	(121)	—	(121)
Other comprehensive income, net of tax	—	—	—	1,114	—	—	1,114
Balance, December 31, 2021	$13,482	$249,202	$36,029	$1,393	$(1,099)	$—	$299,007

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$11,424	$12,115	$2,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	9,923	7,550	1,625
Changes in deferred tax asset, net	(380)	(1,708)	(418)
Share based compensation expense	659	275	231
Gain on sale of SBA loans	(586)	(266)	—
Writedown of other real estate owned	—	10	—
Loss on sale of other real estate owned	344	—	38
Loss on disposal of fixed assets	—	7	—
Amortization of premium on securities, net	34	60	2
Accretion of fees on derivative instruments	(180)	—	—
Accretion of SBA Paycheck Protection Program fees	(19,249)	(10,223)	—
Depreciation, amortization and accretion	(270)	78	869
Earnings on bank-owned life insurance	(567)	(354)	(258)
Changes in operating assets and liabilities:
Originations of loans held for sale	—	(5,003)	—
Proceeds from sale of loans held for sale	2,346	3,840	—
Accrued interest receivable and other assets	749	(9,699)	(1,324)
Accrued interest payable and other liabilities	337	(336)	441
Net cash provided by (used in) operating activities	4,584	(3,654)	3,587
Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	(2)	—	(2)
(Increase) decrease in non-marketable equity securities	(3,120)	(987)	1,375
Investment securities available-for-sale activity:
Purchases	(1,997,000)	(1,923,756)	(599,988)
Maturities, calls and principal paydowns	1,996,989	1,902,560	600,320
Termination fee proceeds from derivative instruments	945	—	—
Net originations on loans held for investment	(493,601)	(482,413)	(120,708)
Net additions to bank premises and equipment	(5,620)	(1,354)	(2,976)
Proceeds from disposal of fixed assets	—	59	—
Construction additions on foreclosed assets	—	(230)	(395)
Proceeds from sales of foreclosed assets	1,347	—	675
Purchase of bank owned life insurance	—	(10,000)	—
Net cash acquired from acquisition of Heritage Bancorp, Inc.	—	16,112	—
Net cash used in investing activities	(500,062)	(500,009)	(121,699)
Cash flows from financing activities:
Net increase in deposits	507,726	566,774	72,559
Net (repayment) proceeds from issuance of FHLB Advances	(20,000)	40,000	-
Proceeds from issuance of notes payable	—	11,000	8,000
Repayment of notes payable	(32,875)	(7,500)	(1,500)
Proceeds from issuance of common stock - private placement offering	70,509	—	—
Proceeds from issuance of common stock - initial public offering	92,043	—	—
Proceeds from issuance of common stock - ESOP Contributions	647	537	445
Proceeds from stock warrants exercised	19	—	—
Proceeds from stock options exercised	995	385	301
Net redemption of treasury stock	(121)	(38)	(527)
Net cash provided by financing activities	618,943	611,158	79,278
Increase in cash and cash equivalents	123,465	107,495	(38,834)
Cash and cash equivalents at beginning of period	203,560	96,065	134,899
Cash and cash equivalents at end of period	$327,025	$203,560	$96,065

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,840	$14,891	$15,791
Cash paid for income taxes, net of $144 refund in 2020	$6,525	$2,656	$990
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$—	$1,380	$32
Net (increase) decrease in fair value of ESOP-owned shares	$(317)	$18	$(13)
Common stock issued for acquisition of Heritage Bancorp, Inc.	$—	$50,861	$—
Terminated ESOP put option	$2,266	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. ("Bancshares"), through its subsidiary, Third Coast Bank, SSB, a Texas state savings bank (the "Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. ("TCCC"), (collectively known as the “Company”), provide general consumer and commercial banking services through twelve branch offices located in the North, Central and Southeast regions of Texas. Branch locations include: Humble, Beaumont, Port Arthur, Houston, Conroe, Pearland, Lake Jackson, Dallas, Plano, Detroit, La Vernia and Nixon. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential-construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with reporting practices prescribed by the financial services industry. The accompanying consolidated financial statements include the accounts of Bancshares, the Bank, and TCCC. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations.

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

Use of Estimates

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

Estimates subject to significant changes include the allowance for loan and lease losses, the expected cash flows and collateral values associated with impaired loans, the carrying value of other real estate owned ("OREO"), the fair value of financial instruments, business combination fair value computations, the valuation of goodwill and other intangible assets, stock-based compensation and deferred income tax assets.

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

Investment Securities Available-For-Sale

Investment securities available-for-sale consists of bonds, notes, and debentures that are not classified as trading securities or held-to-maturity securities. Investment securities available-for-sale are held for indefinite periods of time and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Management determines the appropriate classification of investment securities at the time of purchase.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses ("ALLL"). Interest income is recognized using the effective interest method and includes amortization of deferred loan origination fees and costs over the life of the loan.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Other loan categories included in our loan portfolio include agricultural loans made to farmers and ranchers relating to their operations and lease financing.

Certain Acquired Loans

Acquired loans purchased from third parties are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchased credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (“acquired performing loans”).

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

For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALLL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield, which will be taken into income over the remaining life of the loan. Loan dispositions may include sales of loans, receipt of payments in full from the borrower, or foreclosure. Write-downs are not recorded on the PCI loan until actual losses exceed the remaining non-accretable difference. To date, no write-downs have been recorded for the PCI loans held by the Company. Loans that were considered troubled debt restructurings by the third party prior to the acquisition date are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Loans Held for Sale and Servicing Assets

Loans held for sale include mortgage loans originated with the intent to sell on the secondary market. Mortgage loans held for sale are held for an interim period of usually less than 30 days. Accordingly, these loans are carried at aggregate cost and deemed to be the equivalent of fair value based on the short-term nature of the loans. At December 31, 2021, the Company had no loans held for sale. At December 31, 2020, the Company had $2.3 million in loans held for sale.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At December 31, 2021 and 2020, the Company was servicing loans previously sold of approximately $3.8 million and $6.0 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at December 31, 2021 and 2020.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising and marketing expenses were $1.9 million, $1.3 million and $699,000, respectively, and are included within noninterest expense in the accompanying consolidated statements of income.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

2.
Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values as of December 31, 2021 and 2020 are as follows:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$1,087	$7	$—	$1,094
Mortgage-backed securities	791	20	—	811
Corporate bonds	23,556	972	1	24,527
	$25,434	$1,000	$1	$26,432

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
State and municipal securities	$1,881	$14	$1	$1,894
Mortgage-backed securities	1,005	23	—	1,028
Corporate bonds	22,571	321	219	22,673
	$25,457	$358	$220	$25,595

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The amortized cost and estimated fair value of securities available for sale at December 31, 2021, by contractual maturity, are shown below.

	December 31, 2021
	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$661	$662
Due from one year to five years	426	432
Due from five to ten years	23,556	24,527
	24,643	25,621
Mortgage-backed securities	791	811
	$25,434	$26,432

The following table summarizes securities with unrealized losses at December 31, 2021 and 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2021
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
Corporate bonds	$—	$1	$1	$3,999
	$—	$1	$1	$3,999

	December 31, 2020
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$1	$—	$1	$503
Corporate bonds	219	—	219	12,102
	$220	$—	$220	$12,605

There were two investments in an unrealized loss position at December 31, 2021, and nine investments in an unrealized loss position at December 31, 2020. The Company does not consider any securities to be other-than-temporarily impaired. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities, and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal because of credit concerns on these securities.

There were no securities pledged as collateral as of December 31, 2021 and 2020.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

3.
Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020
Real estate loans:
Non-farm non-residential owner occupied	$383,941	$353,273
Non-farm non-residential non-owner occupied	445,308	277,804
Residential	213,264	140,622
Construction, development & other	320,335	98,207
Farmland	9,934	4,653
Commercial & industrial	611,348	645,928
Consumer	4,001	4,157
Other	80,593	31,448
	2,068,724	1,556,092
Allowance for loan losses	(19,295)	(11,979)
Loans, net	$2,049,429	$1,544,113

Total loans are presented net of unaccreted discounts and deferred fees totaling $6.5 million and $10.4 million at December 31, 2021 and 2020, respectively.

The Company had $81.6 million and $390.8 million in outstanding loan balances related to the guaranteed SBA Paycheck Protection Program (“PPP”) as of December 31, 2021 and 2020, respectively. These loans are included within the commercial and industrial loan balances throughout the footnotes.

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

	December 31,
	2021		2020
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$—	$1,944	$569
Non-farm non-residential non-owner occupied	346	—	385	—
Residential	127	—	85	183
Construction, development & other	244	—	264	—
Farmland	—	—	—	—
Commercial & industrial	8,297	278	4,155	—
Consumer	—	—	—	—
Other	—	—	—	—
Purchased credit impaired	8	—	424	—
	$10,030	$278	$7,257	$752

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

As of December 31, 2021 and 2020, the amount of income that would have been accrued for loans on non-accrual was approximately $453,000 and $298,000, respectively.

An age analysis of past due loans, segregated by class of loans, were as follows:

	December 31, 2021
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$291	$—	$1,008	$1,299	$382,642	$383,941
Non-farm non-residential non-owner occupied	161	—	346	507	444,079	444,586
Residential	230	—	127	357	212,822	213,179
Construction, development & other	—	395	244	639	315,584	316,223
Farmland	—	—	—	—	9,934	9,934
Commercial & industrial	960	457	8,575	9,992	601,291	611,283
Consumer	9	—	—	9	3,992	4,001
Other	18	1	—	19	80,574	80,593
Purchased credit impaired	—	—	8	8	4,976	4,984
	$1,669	$853	$10,308	$12,830	$2,055,894	$2,068,724

	December 31, 2020
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$287	$—	$2,512	$2,799	$350,474	$353,273
Non-farm non-residential non-owner occupied	1,734	—	385	2,119	271,785	273,904
Residential	287	—	269	556	140,048	140,604
Construction, development & other	—	—	264	264	93,820	94,084
Farmland	—	—	—	—	4,653	4,653
Commercial & industrial	842	256	4,155	5,253	640,405	645,658
Consumer	50	—	—	50	4,107	4,157
Other	21	—	—	21	31,427	31,448
Purchased credit impaired	—	—	424	424	7,887	8,311
	$3,221	$256	$8,009	$11,486	$1,544,606	$1,556,092

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Impaired Loans

The following tables present impaired loans by class of loans:

	December 31, 2021
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$1,008	$—	$1,008	$—	$1,051
Non-farm non-residential non-owner occupied	5,641	5,630	—	5,630	—	5,680
Residential	130	127	—	127	—	138
Construction, development & other	241	244	—	244	—	255
Farmland	—	—	—	—	—	—
Commercial & industrial	8,297	7,331	967	8,298	290	9,117
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Purchased credit impaired	65	—	65	65	17	71
	$15,382	$14,340	$1,032	$15,372	$307	$16,312

	December 31, 2020
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,944	$1,944	$—	$1,944	$—	$1,754
Non-farm non-residential non-owner occupied	385	384	—	384	—	406
Residential	85	83	—	83	—	70
Construction, development & other	264	267	—	267	—	188
Farmland	—	—	—	—	—	—
Commercial & industrial	4,737	3,706	1,031	4,737	136	4,904
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Purchased credit impaired	—	—	—	—	—	—
	$7,415	$6,384	$1,031	$7,415	$136	$7,322

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

	December 31, 2019
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$57	$57	$—	$57	$—	$59
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	458	459	—	459	—	462
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	3,343	995	2,348	3,343	1,178	4,180
Consumer	14	14	—	14	—	17
Other	34	—	34	34	8	35
Purchased credit impaired	295	171	—	171	—	182
	$4,201	$1,696	$2,382	$4,078	$1,186	$4,935

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $248,000, $26,000 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Troubled Debt Restructuring

During the year ended December 31, 2021 and 2020, the terms of one loan were modified as a troubled debt restructuring (“TDR”). The following table presents modifications of loans the Company considers to be TDR loans:

December 31, 2021
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$878	$878	$—	$878	$—
Non-farm non-residential non-owner occupied	1	5,294	5,294	—	5,294	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
	4	$6,172	$6,172	$—	$6,172	$—

December 31, 2020
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$927	$927	$—	$927	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	2	758	758	—	758	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
	5	$1,685	$1,685	$—	$1,685	$—

There were no loans modified as TDRs during the year ended December 31,2019. No loans modified under a troubled debt restructuring during the previous twelve-month period were in default as of December 31, 2021, 2020 and 2019. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. At December 31, 2021, 2020 and 2019, the Company had no commitments to lend additional funds to borrowers with loans whose terms had been modified under troubled debt restructurings.

COVID-19 Loan Deferments

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of COVID-19. During March of 2020 and to help mitigate these effects, the Company began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers could apply for an additional deferral, and

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

a small portion of our customers requested such an additional deferral. At December 31, 2021 and 2020, the Company had approximately 500 and 800 loans totaling $223.6 million and $488.2 million in outstanding loan balances subject to deferral and modification agreements due to COVID whereby principal and/or interest payments were deferred to the end of each loan term. Subsequent to the approved deferral period, customers resumed their regular payments. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provides banks an option to elect to not account for certain loan modifications related to COVID as troubled debt restructurings if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At December 31, 2021 and 2020, $4.4 million and $6.7 million in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following tables summarize the Company’s internal ratings of its loans:

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development & other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial & industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Other	80,593	—	—	—	—	80,593
	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

	December 31, 2020
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$335,442	$12,189	$5,642	$—	$—	$353,273
Non-farm non-residential non-owner occupied	255,468	12,706	5,730	3,900	—	277,804
Residential	139,743	—	861	18	—	140,622
Construction, development & other	93,817	—	267	4,123	—	98,207
Farmland	4,653	—	—	—	—	4,653
Commercial & industrial	629,093	6,144	9,847	270	574	645,928
Consumer	4,157	—	—	—	—	4,157
Other	31,448	—	—	—	—	31,448
	$1,493,821	$31,039	$22,347	$8,311	$574	$1,556,092

Allowance for Loan Losses

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration has been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at December 31, 2021, 2020 and 2019.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following tables detail the activity in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2021
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,608	$848	$—	$—	$3,456
Non-farm non-residential non-owner occupied	3,107	2,828	—	—	5,935
Residential	1,218	(261)	—	—	957
Construction, development & other	932	1,132	—	—	2,064
Farmland	32	13	—	—	45
Commercial & industrial	3,858	5,233	(2,914)	323	6,500
Consumer	35	(30)	—	1	6
Other	189	160	(20)	3	332
	$11,979	$9,923	$(2,934)	$327	$19,295

	For the Year Ended December 31, 2020
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,158	$449	$—	$—	$2,608
Non-farm non-residential non-owner occupied	1,627	3,816	(2,336)	—	3,107
Residential	373	845	—	—	1,218
Construction, development & other	330	602	—	—	932
Farmland	29	3	—	—	32
Commercial & industrial	3,504	1,710	(1,389)	33	3,858
Consumer	16	22	(7)	5	35
Other	86	103	—	—	189
	$8,123	$7,550	$(3,732)	$38	$11,979

	For the Year Ended December 31, 2019
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$1,559	$550	$—	$50	$2,158
Non-farm non-residential non-owner occupied	1,669	(42)	—	—	1,627
Residential	219	154	—	—	373
Construction, development & other	306	24	—	—	330
Farmland	28	—	—	—	29
Commercial & industrial	3,063	918	(506)	29	3,504
Consumer	14	4	(2)	—	16
Other	69	17	—	—	86
	$6,927	$1,625	$(508)	$79	$8,123

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following tables summarize the allocation of the allowance for loan losses, by portfolio segment, for loans evaluated for impairment individually and collectively:

	December 31, 2021
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,456	$—	$3,456
Non-farm non-residential non-owner occupied	—	5,935	—	5,935
Residential	—	957	—	957
Construction, development & other	—	2,064	—	2,064
Farmland	—	45	—	45
Commercial & industrial	290	6,193	17	6,500
Consumer	—	6	—	6
Other	—	332	—	332
	$290	$18,988	$17	$19,295

	December 31, 2020
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$2,608	$—	$2,608
Non-farm non-residential non-owner occupied	—	3,107	—	3,107
Residential	—	1,218	—	1,218
Construction, development & other	—	932	—	932
Farmland	—	32	—	32
Commercial & industrial	136	3,722	—	3,858
Consumer	—	35	—	35
Other	—	189	—	189
	$136	$11,843	$—	$11,979

The company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	December 31, 2021
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$382,933	$—	$383,941
Non-farm non-residential non-owner occupied	5,630	439,678	—	445,308
Residential	127	213,137	—	213,264
Construction, development & other	244	320,091	—	320,335
Farmland	—	9,934	—	9,934
Commercial & industrial	8,363	602,920	65	611,348
Consumer	—	4,001	—	4,001
Other	—	80,593	—	80,593
	$15,372	$2,053,287	$65	$2,068,724

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

	December 31, 2020
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,944	$351,329	—	$353,273
Non-farm non-residential non-owner occupied	384	273,519	3,901	277,804
Residential	83	140,521	18	140,622
Construction, development & other	267	93,817	4,123	98,207
Farmland	—	4,653	—	4,653
Commercial & industrial	4,737	640,921	270	645,928
Consumer	—	4,157	—	4,157
Other	—	31,448	—	31,448
	$7,415	$1,540,365	$8,312	$1,556,092

Certain Acquired Loans

During 2013, the Company purchased certain loans from a third party with gross contractual balances of $8.2 million for a purchase price of $6.3 million, resulting in a discount of $1.9 million. Upon acquisition, the acquired loans were initially segregated and classified in one of two categories: 1) PCI loans and 2) acquired performing loans. At acquisition date, estimated fair values of PCI loans and acquired performing loans were $3.2 million and $3.1 million, respectively. The gross contractual amounts receivable for PCI loans and acquired performing loans were $4.5 million and $3.7 million, respectively, as of the acquisition date.

As discussed in Note 19, the Company acquired loans with fair values of $259.6 million as part of the acquisition of Heritage Bancorp, Inc. and its subsidiary, Heritage Bank. Of the total $263.3 million of loans acquired, $250.7 million were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $12.6 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30.

In connection with the acquisition of loans from Heritage Bancorp, Inc. and its subsidiary, Heritage Bank on January 1, 2020, the PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)
Contractual required payments	$26,627
Non-accretable difference (expected loss)	15,027
Cash flows expected to be collected at acquisition	11,600
Accretable yield	1,850
Basis in acquired Heritage PCI loans	$9,750

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCI loans:

	December 31,
(Dollars in thousands)	2021	2020
Real estate loans:
Non-farm non-residential owner occupied	$—	$—
Non-farm non-residential non-owner occupied	820	5,426
Residential	181	200
Construction, development & other	5,169	5,105
Farmland	—	—
Commercial & industrial	66	383
Consumer	—	—
Other	—	—
Total outstanding balances	$6,236	$11,114
Carrying amount	$4,984	$8,312

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The accretable discount is accreted into income using the interest method over the life of the loans. At December 31, 2021 and 2020, unaccreted discounts on PCI loans totaled $926,000 and $2.4 million, respectively, and were included in net loans in the accompanying consolidated balance sheets.

At December 31, 2021 and 2020, the allowance for loan losses related to the PCI loans disclosed above was $17,000 and $0, respectively.

Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments and the cash flows expected to be collected reflects the impact of estimated loan losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for loan losses from the acquired loans.

Accretable yield, or income expected to be collected on PCI loans was as follows:

	December 31,
(Dollars in thousands)	2021	2020	2019
Balance at beginning of year	$2,261	$83	$83
New loans acquired from Heritage acquisition	—	2,726	—
Accretion of income	(1,335)	(808)	—
Reclassifications from non-accretable difference	—	260	—
Disposals	—	—	—
Balance at end of year	$926	$2,261	$83

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated	December 31,
(Dollars in thousands)	Useful Life	2021	2020
Building	30 years	$8,404	$7,712
Building improvements	3 - 10 years	3,752	3,288
Land		3,894	2,427
Equipment	3 - 5 years	4,308	3,458
Leasehold improvements	3 - 10 years	2,888	2,222
Furniture and fixtures	3 - 5 years	2,541	1,916
Construction in process		1,174	318
		26,961	21,341
Accumulated depreciation		(7,916)	(6,185)
		$19,045	$15,156

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 amounted to $1.7 million, $1.5 million and $869,000, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020
Transaction accounts:
Noninterest bearing demand accounts	$531,401	$327,361
Interest bearing demand accounts	1,298,546	909,992
Savings	33,539	22,261
Total transaction accounts	1,863,486	1,259,614
Time deposits	277,713	374,217
Total deposits	$2,141,199	$1,633,831

The aggregate amount of time deposits in denominations of $250,000 or more totaled $113.2 million and $150.8 million as of December 31, 2021 and 2020, respectively.

Scheduled maturities of time deposits at December 31, 2021 are as follows:

2022	$264,273
2023	8,111
2024	2,644
2025	1,023
2026 and thereafter	1,662
$277,713

At December 31, 2021 and 2020, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $40,000 and $138,000, respectively.

Deposits received from related parties at December 31, 2021 and 2020, totaled approximately $19.0 million and $13.7 million, respectively.

6.
Income Taxes

The provision for income taxes consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020
Current income tax expense	$3,439	$6,311
Deferred income tax benefit	(380)	(2,816)
Income tax expense as reported	$3,059	$3,495

A reconciliation of reported income tax expense to the amount computed by the Company's statutory income tax rate of 21% to income before income taxes is presented below:

	December 31,
(Dollars in thousands)	2021	2020
Income tax expense computed at statutory rate	$3,042	$3,278
Stock-based compensation	93	33
Bank-owned life insurance	(119)	(74)
Non-deductible meals, entertainment, and dues	57	47
Tax-exempt income	(2)	(2)
Non-deductible capital offering expenses	—	215
Non-deductible merger costs	2	35
Other, net	(14)	(37)
Income tax expense as reported	$3,059	$3,495

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

A summary of deferred taxes is presented below:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,046	$2,499
Organizational and start-up costs	18	30
Accrued expenses	1,189	626
Stock options	131	87
Loan purchase mark-to-mark	216	522
Deposit purchase premium	38	113
Deferred loan origination fees	433	1,343
Other	152	120
Total deferred tax assets	6,223	5,340

Deferred tax liabilities:
Premises and equipment	1,161	702
Goodwill and core deposit intangibles	271	305
Investments	66	58
Net unrealized gain on securities available for sale	210	29
Unrealized gain on derivatives	161	45
Prepaid expenses and other	231	162
Total deferred tax liabilities	2,100	1,301
Net deferred tax asset	$4,123	$4,039

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

remaining balance of the revolving note described above and consolidated into a new revolving line of credit facility totaling $30,875,000 (see March 10, 2021 note below).

On March 10, 2021, the remaining balance of the two aforementioned notes totaling $20,875,000 was consolidated into a new revolving line of credit loan with new funds of $10,000,000 for a total facility of $30,875,000. The note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and was senior in rights to the $13,000,000 in subordinated debt described below until the subordinated debt was paid in full during August 2021. As of December 31, 2021, the outstanding balance was $1,000,000.

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

FHLB Borrowings

At December 31, 2021, FHLB advances represented $12.0 million in FHLB Owns the Option (“FOTO”) borrowings with a floating rate of 1.100% maturing on June 19, 2029; $18.0 million in FOTO borrowings with a floating rate of 1.020% maturing on August 2, 2029; and $20.0 million in FOTO borrowings with a floating rate of 0.570% maturing on February 26, 2035. The FOTO borrowings have quarterly call options that begin on September 19, 2019, November 4, 2019, and February 25, 2022, respectively. The call feature allows the FHLB to terminate the entire outstanding balance at each option date and, in the event the option is exercised, replacement funding will be made available at then prevailing interest rates. FHLB advances are collateralized by FHLB stock and real estate loans. The amount of loans that collateralize borrowings at December 31, 2021 and 2020 was approximately $601.0 million and $474.8 million, respectively. At December 31, 2021, letters of credit with FHLB for $100.5 million were outstanding with expirations ranging from January 2022 through March 2023.

Contractual maturities of FHLB advances and other borrowings at December 31, 2021 were as follows:

(Dollars in thousands)	FHLB Advances	Other Borrowings
2022	$—	$1,000
2023	—	—
2024	—	—
2025	—	—
2026 and thereafter	50,000	—
	$50,000	$1,000

At December 31, 2021 and 2020, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $50.5 million and $20.5 million in federal funds, respectively. The Company had no advances outstanding under these lines at December 31, 2021 and 2020.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At December 31, 2021, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the plan such that the maximum number of shares reserved for issuance under the Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At December 31, 2021, there were 201,023 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on 5 years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At December 31, 2021, there were 8,000 shares remaining available for grant for future awards under the Director Plan.

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At December 31, 2021, there were no shares remaining available for grant for future awards.

Stock Options

During the year ended December 31, 2021, the Company granted stock options to certain directors, executive officers and other key employees of the Company. The options vest ratably over 5 years and have a 10 year contractual term. Options granted during the year ended December 31, 2021 were granted with an exercise price ranging from $16.30 to $24.00 prior to the Company's initial public offering ("IPO") of stock, and $26.68 following the IPO. Options granted during the year ended December 31, 2020 were granted with an exercise price of $16.43 or $16.78.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted during the year ended December 31, 2021: risk-free interest rate ranging from 0.70% to 1.48%; dividend yield of 0.00%; estimated volatility of 10.00%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2020: risk-free interest rate ranging from 0.47% to 1.85%; dividend yield of 0.00%; estimated volatility of 10.00%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2019: risk-free interest rate ranging from 1.46% to 2.64%; dividend yield of 0.00%; estimated volatility of 10.00%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized stock-based compensation expense of approximately $552,000, $275,000 and $231,000, respectively, associated with stock options. As of December 31, 2021, there was approximately $2.2 million of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for years ended December 31, 2021 and 2020 is presented below:

	December 31,
	2021		2020
(Dollars in thousands, except share and per share data)	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	660,251	$14.37	499,700	$13.84
Granted during the period	788,250	20.22	114,600	16.64
Acquired and converted options from acquisition	—	—	97,821	13.68
Forfeited during the period	(144,903)	17.55	(20,000)	14.24
Exercised during the period	(83,170)	13.48	(31,870)	12.07
Outstanding at the end of period	1,220,428	$17.83	660,251	$14.37
Options exercisable at end of period	361,758	$13.59	397,581	$13.14
Weighted-average grant date fair value of options granted during the period		$3.15		$2.65

A summary of weighted average remaining life is presented below:

	December 31,
(Dollars in thousands, except share and per share data)	2021			2020
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	162,223	5.15	162,223	260,523	4.14	242,823
$13.00 - $16.99	496,955	7.48	199,535	399,728	8.05	154,758
$17.00 - $26.99	561,250	9.52	—	—	—	—
	1,220,428	8.11	361,758	660,251	6.51	397,581

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $5.8 million and $3.0 million, respectively, at December 31, 2021. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $1.3 million and $1.2 million, respectively, at December 31, 2020.

The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was approximately $506,000, $139,000 and $164,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

A summary of the activity in the Company’s nonvested shares is as follows:

	December 31,
	2021		2020
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	262,670	$3.04	221,250	$2.87
Granted during the period	788,250	3.15	114,600	2.65
Acquired and converted options from acquisition	—	—	97,821	4.62
Vested during the period	(72,500)	3.17	(151,001)	3.58
Forfeited during the period	(119,750)	2.88	(20,000)	2.51
Nonvested at end of period	858,670	$3.15	262,670	$3.04

For the year ended December 31, 2019, the weighted-average grant date fair value of options granted and vested during the period was $3.26 and $3.84, respectively.

Warrants

As consideration for the financial risks undertaken by certain organizers of the Company, the Company has outstanding stock warrants that are initially exercisable to purchase one share of common stock for each warrant held.

A summary of the Company’s stock warrant activity is presented below:

	December 31,
	2021		2020
(Dollars in thousands, except share and per share data)	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	6,000	$11.00	6,000	$11.00
Granted	—	—	—	—
Exercised	(1,715)	11.00	—	—
Expired or forfeited	—	—	—	—
Outstanding at end of period	4,285	$11.00	6,000	$11.00
Exercisable at end of period	4,285	$11.00	6,000	$11.00

The weighted average remaining contractual life of stock warrants outstanding at December 31, 2021 was 1.5 years. The warrants are exercisable over a ten-year period that expires on July 1, 2023.

Restricted Stock Awards

During the year ended December 31, 2021, the Company granted restricted stock awards ("RSAs") to certain directors and executive officers of the Company following an initial public offering ("IPO") of the Company. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted stock have full voting rights. Generally, the awards vest ratably over a two to four year period, but vesting periods may vary. The RSAs have a 10 year contractual term.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

A summary of the activity for nonvested RSAs for the years ended December 31, 2021, 2020 and 2019 is presented below:

	December 31,
	2021		2020		2019
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	—	$—	—	$—	—	$—
Granted during the period	49,750	24.00	—	—	—	—
Vested during the period	—	—
Forfeited during the period	—	—	—	—	—	—
Nonvested at the end of period	49,750	$24.00	—	$—	—	$—

Compensation expense for restricted stock awards is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The fair value of shares vested during each of the years ended December 31, 2021, 2020 and 2019 was zero. The Company recognized stock-based compensation expense associated with RSAs of approximately $106,000 during the year ended December 31, 2021. As of December 31, 2021, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over a remaining weighted average period of 2.56 years.

9.
Commitments and Contingencies

Operating Leases

The Company has non-cancelable operating leases for branches, loan production offices, and non-branch offices. Rent expense for the years ended December 31, 2021, 2020 and 2019 was approximately $1.6 million, $1.2 million and $1.0 million, respectively. The operating leases have various commencement dates and original terms varying from six months to one hundred sixty months.

As of December 31, 2021, future minimum rental payments under non-cancellable operating leases with initial or remaining terms in excess of one year for each year through 2027 and thereafter are as follows:

(Dollars in thousands)
2022	$1,534
2023	2,227
2024	2,073
2025	2,001
2026	1,989
2027 and thereafter	8,603
$18,427

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

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit	$606,160	$162,445
Standby letters of credit	14,144	1,693
Total	$620,304	$164,138

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The fair value hierarchy is as follows:

•
Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2 Inputs – Inputs other than quoted prices included in level 1 that are observable for the asset and liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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

There were no transfers between levels during the year ended December 31, 2021 or 2020.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2021 and 2020:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2021:
Securities available for sale:
State and municipal securities	$—	$1,094	$—	$1,094
Mortgage-backed securities	—	811	—	811
Corporate bonds	—	24,527	—	24,527
Total investment securities available for sale	$—	$26,432	$—	$26,432
Asset derivatives:
Interest rate swaps	$—	$389	$—	$389
Liability derivatives:
Interest rate swaps	$—	$389	$—	$389

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2020:
Securities available for sale:
State and municipal securities	$—	$1,894	$—	$1,894
Mortgage-backed securities	—	1,027	—	1,027
Corporate bonds	—	22,674	—	22,674
Total investment securities available for sale	$—	$25,595	$—	$25,595
Loans held for sale:	$—	$—	$2,844	$2,844
Asset derivatives:
Interest rate swaps	$—	$271	$—	$271
Pay-fixed interest rate swaps	—	216	—	216
	$—	$487	$—	$487
Liability derivatives:
Interest rate swaps	$—	$271	$—	$271
Pay-fixed interest rate swaps	—	8	—	8
	$—	$279	$—	$279

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2021 and 2020:

Impaired loans. At December 31, 2021, impaired loans with carrying values of $15.4 million were reduced by specific valuation allowances totaling $307,000 resulting in a net fair value of $15.1 million based on Level 3 inputs. At December 31, 2020, impaired loans with carrying values of $7.4 million were reduced by specific valuation allowances totaling $136,000 resulting in a net fair value of $7.3 million, based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis during the years ended December 31, 2021 and 2020, include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value:

	December 31,
(Dollars in thousands)	2021	2020
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$3,716
Charge-offs recognized in the allowance for loan losses	—	2,336
Fair value of foreclosed assets remeasured at initial recognition	$—	$1,380
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,676	$1,997
Write downs included in other non-interest expense	—	10
Fair value of foreclosed assets remeasured subsequent to initial
recognition	$1,676	$1,987

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$327,025	$327,025	$203,560	$203,560
Interest bearing time deposits in other banks	131	131	129	129
Investment securities available for sale	26,432	26,432	25,595	25,595
Non-marketable securities	7,527	7,527	4,407	4,407
Accrued interest receivable	10,228	10,228	13,676	13,676
Bank-owned life insurance	26,528	26,528	25,961	25,961
Derivative instruments assets	389	389	487	487
	$398,260	$398,260	$273,815	$273,815
Level 3 inputs
Loans, including held for sale, net	$2,049,429	$2,023,761	$1,546,458	$1,551,624
Financial liabilities
Level 2 inputs
Deposits	$2,141,199	$2,141,999	$1,633,831	$1,636,967
Accrued interest payable	437	437	1,215	1,215
FHLB advances	50,000	50,000	70,000	70,000
Notes payable	1,000	1,000	33,875	33,875
Derivative instrument liabilities	389	389	280	280
	$2,193,025	$2,193,825	$1,739,201	$1,742,337

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

At December 31, 2021 and 2020, the Company had federal funds sold aggregating approximately $292,000 and $2.3 million, respectively, which represents concentrations of credit risk. The Company had uninsured deposits of $189.7 million and $172.9 million as of December 31, 2021 and 2020, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Effective January 1, 2018, the discretionary contributions made by the Company were invested in the common stock of the Company in accordance with the Third Coast Bank, SSB Employee Stock Ownership Plan (ESOP). The ESOP became effective on January 1, 2018 for the exclusive benefit of the participants and their beneficiaries. Benefits under the ESOP generally are distributed in the form of cash. In addition, until the Company’s common stock was actively traded on an established securities market, the participant could demand (in accordance with the terms of the ESOP and applicable laws) that the Company repurchase shares of common stock distributed to the participant at the estimated fair value. This put option terminated upon the consummation of the Company's initial public offering ("IPO") and listing of its common stock on the NASDAQ Global Select Market in November 2021.

Prior to the IPO, the fair value of shares of common stock held by the ESOP was deducted from permanent shareholders’ equity in the consolidated balance sheets, and was reflected in a line item below liabilities and above shareholders’ equity. This presentation was necessary in order to recognize the put option within the ESOP, consistent with SEC guidelines, because the Company was not publicly traded. The Company used an external third party to determine the maximum possible cash obligation related to those securities. The valuation was the same that was used for the stock option plan. Increases or decreases in the value of the cash obligation were included in a separate line item in the statements of changes in shareholders’ equity. An increase of approximately $317,000 in the fair value of the cash obligation was recorded for the year ended December 31, 2021. At December 31, 2021, the $2.3 million estimated fair value of the cash obligation for stock allocated under the ESOP plan was eliminated upon completion of the IPO.

As of December 31, 2021, the number of shares held by the ESOP was 113,306 and there were no shares unallocated to plan participants. At December 31, 2021, shares committed to be released to the plan were 10,826 shares for a fair value of $284,000. During the year ended December 31, 2021, the Company repurchased 8,211 shares for $167,000 from ESOP participants that received distributions and exercised the put option described above. All shares held by the ESOP were treated as outstanding at December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, Company contributions to the ESOP were approximately $936,000, $645,000 and $474,000, respectively. Administrative expenses related to the ESOP and the Plan for the same twelve month periods totaled approximately $41,000, $16,000 and $24,000, respectively. The costs are included in Salaries and Employee Benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as "related parties"). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At December 31, 2021 and 2020, the aggregate amount of loans to related parties was approximately $569,000 and $382,000, respectively. During the year ended December 31, 2021, loan originations to related parties totaled $555,000 and repayments from related party loans totaled $368,000. Related party unfunded commitments at December 31, 2021 and 2020, were $0 and $233,000, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Initial Public Offering

On November 9, 2021, the Company's common stock began trading on the NASDAQ Global Select Market under the symbol “TCBX”. We issued and sold an aggregate of 4,025,000 shares of its common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in its initial public offering at a public offering price of $25.00 per share for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and offering expenses. Aggregate net proceeds from our initial public offering were $92.0 million after deducting underwriting discounts and offering expenses of $8.6 million. The initial closing of the initial public offering occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. In connection with the closing of the initial public offering, the Company issued an aggregate of 49,750 shares of restrictive stock to its directors, advisory directors, and executive officers. The Company intends to use the net proceeds from the initial public offering to support its organic growth and for general corporate purposes, including maintenance of its required regulatory capital and potential future acquisition opportunities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021 and 2020 the Bank meets all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2021 and 2020. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since December 31, 2021, that management believes have changed the Bank’s category.

A comparison of the Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes Basel III Fully Phased-In (2)				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2021:
Total capital (to risk weighted assets)	$288,022	13.5%	≥	$223,444	≥	10.5%	≥	$212,804	≥	10.0%
Tier I capital (to risk weighted assets)	$268,727	12.6%	≥	$180,883	≥	8.5%	≥	$170,243	≥	8.0%
Tier I capital (to average assets) (1)	$268,727	12.3%	≥	$87,602	≥	4.0%	≥	$109,503	≥	5.0%
Common equity tier 1 (to risk weighted assets)	$268,727	12.6%	≥	$148,962	≥	7.0%	≥	$138,322	≥	6.5%
As of December 31, 2020:
Total capital (to risk weighted assets)	$145,319	12.5%	≥	$121,639	≥	10.5%	≥	$115,847	≥	10.0%
Tier I capital (to risk weighted assets)	$133,340	11.5%	≥	$98,470	≥	8.5%	≥	$92,678	≥	8.0%
Tier I capital (to average assets) (1)	$133,340	7.2%	≥	$74,026	≥	4.0%	≥	$92,532	≥	5.0%
Common equity tier 1 (to risk weighted assets)	$133,340	11.5%	≥	$81,093	≥	7.0%	≥	$75,301	≥	6.5%

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

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2021	2020	2019
Net income available to common shareholders	$11,424	$12,115	$2,381
Weighted-average shares outstanding for basic earnings per common share	7,874,110	6,232,115	3,846,727
Dilutive effect of stock compensation	264,714	97,645	92,561
Weighted-average shares outstanding for diluted earnings per common share	8,138,824	6,329,760	3,939,288

17.
Derivative Financial Instruments

As part of its hedging strategy, the Company entered into a $100.0 million pay-fixed interest rate swap facility with another financial institution. The instrument is designated as a cash flow hedge, and changes in fair values are recognized in other comprehensive income. On February 18, 2021, the facility was discontinued and a termination fee of $945,000 was received by the Company. The fee is being accreted from other comprehensive income, net of deferred taxes, into interest expense through September 4, 2025, which is the maturity date of the contract. For the year ended December 31, 2021, $180,000 was recognized as a reduction of interest expense.

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

Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2021, no such deterioration was determined by management.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2021 and 2020, cash of $730,000 and $330,000, respectively, was pledged as collateral for derivative financial instruments.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2021 and 2020.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2021
Pay-fixed interest rate swap (*)	$—	$—	$—	0.20%	USD Fed Funds-H.15	3.7
Commercial loan interest rate swaps:
Loan customer counterparty	77,587	—	389		4.21%	7.6
Financial institution counterparty	77,587	389	—	4.21%		7.6
	$155,174	$389	$389

(*) Facility terminated on February 18, 2021 (see disclosure narrative on cash flow hedge above).

(1) Weighted average rate.

(2) Weighted average life (in years).

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2020
Pay-fixed interest rate swap (*)	$100,000	$216	$8	0.20%	USD Fed Funds-H.15	4.7
Commercial loan interest rate swaps:
Loan customer counterparty	15,305	271	—		4.39%	9.8
Financial institution counterparty	15,305	—	271	4.39%		9.8
	$130,610	$487	$279

(*) Facility terminated on February 18, 2021 (see disclosure narrative on cash flow hedge above).

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible, Net

In 2020, the Company recorded goodwill and core deposit intangibles of $18.0 million and $1.6 million, respectively, relating to the Heritage Bancorp, Inc. acquisition (see Note 19 – Business Combinations).

Amortization expense of the core deposit intangible (“CDI”) was approximately $162,000 for each of the years ended December 31, 2021 and 2020. The remaining weighted average life is 8 years at December 31, 2021.

Scheduled amortization of CDI at December 31, 2021 are as follows:

(Dollars in thousands)	CDI Amortization
2022	$162
2023	162
2024	162
2025	162
2026	162
2027 and thereafter	482
$1,292

19.
Business Combinations

On January 1, 2020, the Company acquired 100% of the outstanding stock of Heritage Bancorp, Inc. and its subsidiary, Heritage Bank, Houston, Texas, with five branches located in Texas. At December 31, 2020, the Company had issued 2,362,555 shares of Company stock and paid approximately $104,000 in cash for the outstanding shares of common stock and options of Heritage.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The Company recognized total goodwill of $18.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of consideration exchanged related to the Company’s stock was calculated based upon the price of the Company’s stock as of December 31, 2019. The goodwill in this acquisition resulted from a combination of expected synergies and expansion in the Texas market. None of the goodwill recognized is expected to be deductible for income tax purposes.

During the year ended December 31, 2020, the Company incurred expenses of approximately $874,900 related to the acquisition. These expenses are included in the legal and professional, and data processing expense line items in the consolidated statements of income. Results of the acquired company were included in the Company’s results of operations beginning January 1, 2020.

Estimated values of the assets acquired and liabilities assumed are as follows:

(Dollars in thousands)
Assets of acquired bank:
Cash and cash equivalents	$16,215
Securities available for sale	3,785
Loans	259,606
Premises and equipment	7,672
Goodwill	18,034
Core deposit intangible	1,615
Bank owned life insurance	5,001
Federal Home Loan Bank stock	1,431
Other assets	2,512
Total assets acquired	$315,871
Liabilities of acquired bank:
Deposits	$260,155
Other liabilities	4,751
Total liabilities assumed	$264,906
Common stock issued @ $21.53 per share	$50,861
Cash paid	$104

The loan portfolio had a fair value of $259.6 million at acquisition date and a contractual balance of $263.3 million.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

20.
Parent Company Financial Statements

The following balance sheets, statements of income and statements of cash flows for Third Coast Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

(Dollars in thousands)	December 31,
ASSETS	2021	2020
Cash and cash equivalents	$8,707	$5,234
Investment in subsidiary	289,446	149,014
Other assets	1,856	1,498
Total assets	$300,009	$155,746
LIABILITIES AND SHAREHOLDERS' EQUITY
Other borrowings	$1,000	$33,875
Other liabilities	2	153
Total liabilities	1,002	34,028
Commitments and contingencies - ESOP-owned shares	—	1,302
Shareholders' equity:
Common stock	13,432	6,350
Additional paid-in capital	249,252	91,462
Retained earnings	36,029	24,605
Accumulated other comprehensive income	1,393	279
Treasury stock: at cost	(1,099)	(978)
	299,007	121,718
Less: ESOP-owned shares	—	1,302
Total shareholders' equity	299,007	120,416
Total liabilities & shareholders' equity	$300,009	$155,746

Condensed Statements of Income and Comprehensive Income of the Company (Parent company only) for the periods are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest expense:
Interest on notes payable	$1,091	$1,615	$1,436
Total interest expense	1,091	1,615	1,436
Noninterest expense:
Legal and professional	680	1,233	937
Other	23	37	(1)
Total noninterest expense	703	1,270	936
Loss before income tax expense and equity in undistributed earnings of subsidiaries	(1,794)	(2,885)	(2,372)
Income tax benefit	359	384	498
Loss before equity in undistributed earnings of subsidiaries	(1,435)	(2,501)	(1,874)
Equity in undistributed earnings of subsidiaries	12,859	14,616	4,255
Net income	$11,424	$12,115	$2,381
Comprehensive income	$12,538	$12,394	$2,404

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Condensed Statements of Cash Flows of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$11,424	$12,115	$2,381
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(12,859)	(14,616)	(4,255)
Net change in other assets	(359)	501	(1,485)
Net change in other liabilities	(150)	(320)	393
Net cash used in operating activities	(1,944)	(2,320)	(2,966)
Cash flows from investing activities:
Capital investment in subsidiaries	(125,800)	—	(2,500)
Net cash used in investing activities	(125,800)	—	(2,500)
Cash flows from financing activities:
Proceeds from other borrowings	—	11,000	8,000
Repayment of notes payable	(32,875)	(7,500)	(1,500)
Proceeds from issuance of common stock	163,199	536	444
Proceeds from stock warrants exercised	19	—	—
Proceeds from stock options exercised	995	385	301
Net redemption of treasury stock	(121)	(38)	(527)
Net cash provided by financing activities	131,217	4,383	6,718
Increase in cash and cash equivalents	3,473	2,063	1,252
Cash and cash equivalents at beginning of period	5,234	3,171	1,919
Cash and cash equivalents at end of period	$8,707	$5,234	$3,171

21.
Quarterly Financial Data (UNAUDITED)

The summary quarterly financial information set forth below for each of the last eight quarters has been derived from the Company's unaudited interim consolidated financial statements and other financial information. The summary historical quarterly financial information includes all adjustments consisting of normal recurring accruals that the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods.

The information below is only a summary and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated historical financial statements and the related notes thereto included in this Annual Report on Form 10-K.

	For the Quarters Ended December 31, 2021
(Dollars in thousands)	Q4	Q3	Q2	Q1
Selected income statement data:
Interest income	$26,660	$24,399	$23,931	$25,625
Interest expense	2,041	2,397	2,717	2,907
Net interest income	24,619	22,002	21,214	22,718
Provision for loan losses	6,100	2,323	-	1,500
Net interest income after provision for loan losses	18,519	19,679	21,214	21,218
Noninterest income	2,055	964	1,109	750
Noninterest expense	20,087	17,641	17,779	15,518
Income before income tax expense	487	3,002	4,544	6,450
Income tax expense	133	617	955	1,354
Net income	$354	$2,385	$3,589	$5,096

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

	For the Quarters Ended December 31, 2020
(Dollars in thousands)	Q4	Q3	Q2	Q1
Selected income statement data:
Interest income	$22,854	$19,242	$22,725	$17,420
Interest expense	3,182	3,544	3,585	4,049
Net interest income	19,672	15,698	19,140	13,371
Provision for loan losses	5,000	—	2,000	550
Net interest income after provision for loan losses	14,672	15,698	17,140	12,821
Noninterest income	579	633	685	785
Noninterest expense	11,768	11,099	14,659	9,877
Income before income tax expense	3,483	5,232	3,166	3,729
Income tax expense	948	1,099	665	783
Net income	$2,535	$4,133	$2,501	$2,946