Form 10-Q
period 2022-03-31
Third Coast Bancshares, Inc.
filed 2022-05-05
CIK 1781730

- Draft review and test completed. No issues found.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2022, the registrant had 13,457,143 shares of common stock, par value $1.00 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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
•
monetary policies and regulations of the Board of Governors of the Federal Reserve System;
•
the development of an active, liquid market for our common stock;
•
fluctuations in the market price of our common stock;
•
additional debt or future issuances of new debt securities or preferred stock; and
•
other factors that are discussed in “Part II – Other Information – Item 1A. Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 17, 2022. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2022	2021
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$369,782	$326,733
Federal funds sold	1,538	292
Total cash and cash equivalents	371,320	327,025
Interest bearing time deposits in other banks	132	131
Investment securities available for sale	126,218	26,432
Loans, net of allowance for loan loss of $23,312 and $19,295 at March 31, 2022 and December 31, 2021, respectively	2,424,633	2,049,429
Accrued interest receivable	12,648	10,228
Premises and equipment, net	20,846	19,045
Other real estate owned	1,666	1,676
Bank-owned life insurance	26,671	26,528
Non-marketable equity securities, at cost	11,327	7,527
Deferred tax asset, net	4,258	4,123
Core Deposit Intangible, net	1,252	1,292
Goodwill	18,034	18,034
Other assets	21,383	7,942
Total assets	$3,040,388	$2,499,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$931,622	$531,401
Interest bearing	1,655,547	1,609,798
Total deposits	2,587,169	2,141,199
Accrued interest payable	387	437
Other liabilities	20,122	7,769
FHLB advances	50,000	50,000
Line of credit - Senior Debt	1,000	1,000
Note payable - Subordinated Debt, net	80,507	—
Total liabilities	2,739,185	2,200,405
Shareholders' equity:
Common stock, $1 par value; 50,000,000 shares authorized; 13,524,244 and 13,481,786 issued; and 13,445,782 and 13,403,324 outstanding at March 31, 2022 and December 31, 2021, respectively	13,524	13,482
Additional paid-in capital	249,775	249,202
Retained earnings	38,116	36,029
Accumulated other comprehensive income	887	1,393
Treasury stock: at cost; 78,462 shares at March 31, 2022 and December 31, 2021	(1,099)	(1,099)
Total shareholders' equity	301,203	299,007
Total liabilities & shareholders' equity	$3,040,388	$2,499,412

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2022	2021
Interest income:
Loans, including fees	$26,682	$25,198
Investment securities available-for-sale	276	252
Federal funds sold and deposits in other banks	226	175
Total interest income	27,184	25,625
Interest expense:
Deposit accounts	1,844	2,377
FHLB advances and notes payable	130	530
Total interest expense	1,974	2,907
Net interest income	25,210	22,718
Provision for loan losses	4,000	1,500
Net interest income after provision for loan losses	21,210	21,218
Noninterest income:
Services charges and fees	619	472
Other	1,047	278
Total noninterest income	1,666	750
Noninterest expense:
Salaries and employee benefits	13,324	9,963
Data processing and network expense	922	610
Occupancy and equipment expense	1,873	1,196
Legal and professional	1,746	1,115
Loan operations and other real estate owned expense	278	1,023
Advertising and marketing	427	404
Telephone and communications	100	193
Software purchases and maintenance	198	151
Regulatory assessments	645	49
Loss on sale of other real estate owned	—	375
Other	668	439
Total noninterest expense	20,181	15,518
Net income before income tax expense	2,695	6,450
Income tax expense	608	1,354
Net income	$2,087	$5,096

Earnings per common share:
Basic earnings per share	$0.16	$0.81
Diluted earnings per share	$0.15	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net Income	$2,087	$5,096
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding loss arising during the period	(590)	(63)
Income tax benefit	124	13
Other comprehensive loss on securities	(466)	(50)
Unrealized gain (loss) on derivatives:
Unrealized holding loss arising during the period	—	(216)
Unrealized gain on termination fee from derivatives	—	945
Reclassification adjustment for accretion recorded in interest expense during the period	(51)	(18)
Income tax benefit (expense)	11	(149)
Other comprehensive (loss) income on derivatives	(40)	562
Total other comprehensive (loss) income	(506)	512
Total comprehensive income	$1,581	$5,608

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

				Accumulated		Less:
		Additional		Other		ESOP-
	Common	Paid in	Retained	Comprehensive	Treasury	Owned
(Dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2020	$6,350	$91,462	$24,605	$279	$(978)	$(1,302)	$120,416
Net income	—	—	5,096	—	—	—	5,096
Share-based compensation	—	69	—	—	—	—	69
Stock options exercised	42	574	—	—	—	—	616
Issuance of common stock to ESOP	10	149	—	—	—	(159)	—
Net change in fair value of ESOP shares	—	—	—	—	—	(317)	(317)
Other comprehensive income, net of tax	—	—	—	512	—	—	512
Balance, March 31, 2021	$6,402	$92,254	$29,701	$791	$(978)	$(1,778)	$126,392
(Dollars in thousands)
Balance, December 31, 2021	$13,482	$249,202	$36,029	$1,393	$(1,099)	$—	$299,007
Net income	—	—	2,087	—	—	—	2,087
Share-based compensation	—	279	—	—	—	—	279
Stock options exercised	3	51	—	—	—	—	54
Issuance of common stock to ESOP	11	271	—	—	—	—	282
Restricted stock grants	28	(28)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(506)	—	—	(506)
Balance, March 31, 2022	$13,524	$249,775	$38,116	$887	$(1,099)	$—	$301,203

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$2,087	$5,096
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,000	1,500
Share based compensation expense	279	69
Loss on sale of other real estate owned	—	375
Amortization of premium on securities, net	8	13
Accretion of fees on derivative instruments	(51)	(23)
Accretion of SBA Paycheck Protection Program Fees	(1,350)	(7,633)
Depreciation, amortization and accretion	(388)	77
Earnings on bank-owned life insurance	(144)	(128)
Changes in operating assets and liabilities:
Proceeds from sale of loans held for sale	—	2,345
Accrued interest receivable and other assets	(15,862)	180
Accrued interest payable and other liabilities	12,303	712
Net cash provided by operating activities	882	2,583
Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	—	(2)
Increase in non-marketable equity securities	(3,800)	(18)
Investment securities available-for-sale activity:
Purchases	(101,082)	—
Maturities, calls and principal paydowns	698	840
Termination fee proceeds from derivative instruments	—	945
Net originations on loans held for investment	(376,993)	(129,034)
Net additions to bank premises and equipment	(2,324)	(399)
Deposit proceeds from pending sales of foreclosed assets	10	—
Proceeds from sales of foreclosed assets	—	520
Net cash used in investing activities	(483,491)	(127,148)
Cash flows from financing activities:
Net increase in deposits	446,060	179,453
Net repayment of FHLB Advances	—	(20,000)
Proceeds from subordinated debt offering	80,507	—
Repayment of notes payable	—	(375)
Proceeds from issuance of common stock - ESOP Contributions	282	159
Proceeds from stock options exercised	55	616
Net cash provided by financing activities	526,904	159,853
Increase in cash and cash equivalents	44,295	35,288
Cash and cash equivalents at beginning of period	327,025	203,560
Cash and cash equivalents at end of period	$371,320	$238,848

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,023	$3,226
Cash paid for income taxes	$—	$2,000
Supplemental Disclosure of Noncash Investing and Financing Activities:
Initial recognition of lease liability	$10,890	$—
Net increase in fair value of ESOP-owned shares	$—	$(317)

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, SSB, a Texas state savings bank (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company”), provide general consumer and commercial banking services through 13 branch offices located in the North, Central and Southeast regions of Texas. Branch locations include: Humble, Beaumont, Port Arthur, Houston, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia and Nixon. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2021 and 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on March 17, 2022. The December 31, 2021 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2021.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Investment Securities Available-For-Sale

Investment securities available-for-sale consist of bonds, notes, and debentures that are not classified as trading securities or held-to-maturity securities. Investment securities available-for-sale are held for indefinite periods of time and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income (loss), net of tax. Management determines the appropriate classification of investment securities at the time of purchase.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses (“ALLL”). Interest on loans is recognized using the effective interest method and includes amortization of deferred loan origination fees and costs over the life of the loans.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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

Loans Held for Sale and Servicing Assets

Loans held for sale include mortgage loans originated with the intent to sell on the secondary market. Mortgage loans held for sale are held for an interim period of usually less than 30 days. Accordingly, these loans are carried at aggregate cost and deemed to be the equivalent of fair value based on the short-term nature of the loans. At March 31, 2022 and December 31, 2021, the Company had no loans held for sale.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At March 31, 2022 and December 31, 2021, the Company was servicing loans previously sold of approximately $3.7 million and $3.8 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at March 31, 2022 and December 31, 2021.

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

Operating Leases

The Company leases certain office space and stand-alone buildings which are recognized as operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases on a discounted basis and are amortized on a straight-line basis over the lease term for each related lease agreement. Right-of-use assets represent the Company's right to use, or control the use of, leased assets for their lease term and are amortized over the lease term of the related lease agreement. See further discussion of Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) below. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has a term of 12 months or less and does not have a purchase option that is likely to be exercised.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

Core deposit intangibles are acquired customer relationships arising from bank acquisitions and are amortized on a straight-line basis over their estimated useful life of ten years. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable from future undiscounted cash flows.

Derivative Financial Instruments

The Company enters into certain derivative financial instruments as part of its hedging strategy. Certain interest rate swap instruments are used for asset and liability management related to the Company’s commercial customers’ financing needs. These instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Other interest rate swap instruments are used to mitigate overall interest rate risk and are designated as cash flow hedges. Changes in the net fair value are recognized in other comprehensive income. All derivatives are carried at fair value in either other assets or other liabilities (see Note 17 – Derivative Financial Instruments).

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Adjustments identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. Acquisition related costs are expensed as incurred.

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $427,000 and $404,000 for the three months ended March 31, 2022 and 2021, respectively, and are included within noninterest expense in the accompanying consolidated statements of income.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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

Recently Adopted Accounting Standards

The Company adopted ASU 2016-02 - “Leases” (Topic 842) on January 1, 2022 using the effective date as the date of initial adoption. The Company elected to apply certain practical expedients for transition, and under those expedients the Company did not reassess prior accounting decisions regarding the identification, classification and initial direct costs leases existing at the effective date. The Company also elected to use hindsight in determining the lease term when considering options to extend the lease and excluded short-term leases (defined as lease terms of 12 months or less). The Company elected to separate non-lease components from lease components in its application of ASU 2016-02. At adoption, the Company recorded right-of-use assets totaling $11.0 million, which represented the Company's right to use, or control the use of, specified assets for their lease terms, and the Company recorded lease liabilities totaling $10.9 million, which represented the Company's liability to make lease payments under these leases. The ASU 2016-02 standard applied to all leases existing at the date of initial adoption. The Company's financial statements and related footnotes were not updated for ASU 2016-02 for dates and periods before the date of adoption. See Note 9 – Leases.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company is in the process of evaluating the potential effects of adopting ASU 2016-13 on the Company’s consolidated results of operations, financial position, or cash flows.

2.
Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$425	$—	$1	$424
Mortgage-backed securities	753	12	4	761
U.S. Treasury bonds	101,080	2	—	101,082
Corporate bonds	23,551	477	77	23,951
	$125,809	$491	$82	$126,218

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
State and municipal securities	$1,087	$7	$—	$1,094
Mortgage-backed securities	791	20	—	811
Corporate bonds	23,556	972	1	24,527
	$25,434	$999	$1	$26,432

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

The amortized cost and estimated fair value of securities available for sale at March 31,2022, by contractual maturity, are shown below.

	March 31, 2022
	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one year to five years	101,505	101,506
Due from five to ten years	23,551	23,951
	125,056	125,457
Mortgage-backed securities	753	761
	$125,809	$126,218

The following table summarizes securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2022
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$1	$—	$1	$424
Mortgage-backed securities	4	—	4	161
Corporate bonds	77	—	77	5,439
	$82	$—	$82	$6,024

	December 31, 2021
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
Corporate bonds	$—	$1	$1	$3,999
	$—	$1	$1	$3,999

There were five investments in an unrealized loss position at March 31, 2022, and two investments in an unrealized loss position at December 31, 2021. The Company does not consider any securities to be other-than-temporarily impaired. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities, and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal because of credit concerns on these securities.

There were no securities pledged as collateral as of March 31, 2022 and December 31, 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

3.
Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
Non-farm non-residential owner occupied	$477,573	$383,941
Non-farm non-residential non-owner occupied	463,618	445,308
Residential	225,649	213,264
Construction, development & other	414,653	320,335
Farmland	13,467	9,934
Commercial & industrial	756,005	611,348
Consumer	3,304	4,001
Other	93,676	80,593
	2,447,945	2,068,724
Allowance for loan losses	(23,312)	(19,295)
Loans, net	$2,424,633	$2,049,429

Total loans are presented net of unaccreted discounts and deferred fees totaling $7.1 million and $6.5 million at March 31, 2022 and December 31, 2021, respectively.

The Company had $26.7 million and $81.6 million in outstanding loan balances related to the guaranteed SBA Paycheck Protection Program (“PPP”) as of March 31, 2022 and December 31, 2021, respectively. These loans are included within the commercial and industrial loan balances throughout the footnotes.

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

	March 31,		December 31,
	2022		2021
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$986	$—	$1,008	$-
Non-farm non-residential non-owner occupied	334	—	346	—
Residential	121	—	127	—
Construction, development & other	238	—	244	—
Farmland	—	—	—	—
Commercial & industrial	8,210	40	8,297	278
Consumer	—	—	—	—
Other	—	—	—	—
Purchased credit impaired	7	—	8	—
	$9,896	$40	$10,030	$278

As of March 31, 2022 and 2021, the amount of income that would have been accrued for loans on non-accrual was approximately $482,000 and $517,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

An age analysis of past due loans, segregated by class of loans, were as follows:

	March 31, 2022
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$451	$379	$986	$1,816	$475,757	$477,573
Non-farm non-residential non-owner occupied	1,933	150	334	2,417	460,470	462,887
Residential	1,438	—	121	1,559	224,090	225,649
Construction, development & other	401	—	238	639	409,919	410,558
Farmland	—	—	—	—	13,467	13,467
Commercial & industrial	542	496	8,250	9,288	746,655	755,943
Consumer	44	—	—	44	3,260	3,304
Other	151	—	—	151	93,525	93,676
Purchased credit impaired	—	—	7	7	4,881	4,888
	$4,960	$1,025	$9,936	$15,921	$2,432,024	$2,447,945

	December 31, 2021
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$291	$—	$1,008	$1,299	$382,642	$383,941
Non-farm non-residential non-owner occupied	161	—	346	507	444,079	444,586
Residential	230	—	127	357	212,822	213,179
Construction, development & other	—	395	244	639	315,584	316,223
Farmland	—	—	—	—	9,934	9,934
Commercial & industrial	960	457	8,575	9,992	601,291	611,283
Consumer	9	—	—	9	3,992	4,001
Other	18	1	—	19	80,574	80,593
Purchased credit impaired	—	—	8	8	4,976	4,984
	$1,669	$853	$10,308	$12,830	$2,055,894	$2,068,724

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

Impaired Loans

The following tables present impaired loans by class of loans:

	March 31, 2022
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during period
Real estate loans:
Non-farm non-residential owner occupied	$986	$986	$—	$986	$—	$997
Non-farm non-residential non-owner occupied	5,603	5,595	—	5,595	—	5,613
Residential	124	121	—	121	—	124
Construction, development & other	235	238	—	238	—	241
Farmland	—	—	—	—	—	—
Commercial & industrial	9,000	7,522	1,483	9,005	297	9,045
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Purchased credit impaired	62	—	61	61	15	63
	$16,010	$14,462	$1,544	$16,006	$312	$16,083

	December 31, 2021
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$1,008	$—	$1,008	$—	$1,051
Non-farm non-residential non-owner occupied	5,641	5,630	—	5,630	—	5,680
Residential	130	127	—	127	—	138
Construction, development & other	241	244	—	244	—	255
Farmland	—	—	—	—	—	—
Commercial & industrial	8,297	7,331	967	8,298	290	9,117
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Purchased credit impaired	65	—	65	65	17	71
	$15,382	$14,340	$1,032	$15,372	$307	$16,312

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $120,000 and $39,000 for the three months ended March 31, 2022 and 2021, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

Troubled Debt Restructuring

During the three months ended March 31, 2022, the terms of one loan were modified as a troubled debt restructuring (“TDR”). The terms of three loans were modified as TDRs prior to December 31, 2021. The following table presents modifications of loans the Company considers to be TDR loans:

March 31, 2022
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$865	$865	$—	$865	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	1	790	790	—	790	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
	4	$1,655	$1,655	$—	$1,655	$—

December 31, 2021
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$927	$927	$—	$927	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	2	758	758	—	758	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
	5	$1,685	$1,685	$—	$1,685	$—

No loans modified under a TDR during the previous twelve-month period were in default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. At March 31, 2022 and December 31, 2021, the Company had no commitments to lend additional funds to borrowers with loans whose terms had been modified under TDRs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

COVID-19 Loan Deferments

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of COVID-19. During March of 2020 and to help mitigate these effects, the Company began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers could apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At March 31, 2022 and December 31, 2021, the Company had approximately 400 and 500 loans totaling $211.7 million and $223.6 million, respectively, in outstanding loan balances subject to deferral and modification agreements due to COVID-19 whereby principal and/or interest payments were deferred to the end of each loan term. Subsequent to the approved deferral period, customers resumed their regular payments. The Coronavirus Aid, Relief, and Economic Security Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At March 31, 2022 and December 31, 2021, $4.3 million and $4.4 million, respectively, in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

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

(iv) Credits purchased from third parties are recorded at their estimated fair value at the acquisition date and are classified as PCI loans if the loans reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments (see Note 1 – Nature of Operations and Summary of Significant Accounting Policies - Certain Acquired Loans).

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

The following tables summarize the Company’s internal ratings of its loans:

	March 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$466,035	$4,695	$6,843	$—	$—	$477,573
Non-farm non-residential non-owner occupied	454,476	—	8,411	731	—	463,618
Residential	224,593	—	1,056	—	—	225,649
Construction, development & other	410,319	—	238	4,096	—	414,653
Farmland	13,467	—	—	—	—	13,467
Commercial & industrial	751,356	—	4,588	61	—	756,005
Consumer	3,283	21	—	—	—	3,304
Other	93,676		—	—	—	93,676
	$2,417,205	$4,716	$21,136	$4,888	$—	$2,447,945

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development & other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial & industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Other	80,593	—	—	—	—	80,593
	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

Allowance for Loan Losses

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration has been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at March 31, 2022 and December 31, 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

The following tables detail the activity in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,456	$631	$—	$—	$4,087
Non-farm non-residential non-owner occupied	5,935	(322)	—	—	5,613
Residential	957	(191)	—	—	766
Construction, development & other	2,064	260	—	—	2,324
Farmland	45	(1)	—	—	44
Commercial & industrial	6,500	3,669	—	4	10,173
Consumer	6	(14)	—	13	5
Other	332	(32)	—	—	300
	$19,295	$4,000	$—	$17	$23,312

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,608	$1,544	$—	$—	$4,152
Non-farm non-residential non-owner occupied	3,107	1,025	—	—	4,132
Residential	1,218	(280)	—	—	938
Construction, development & other	932	(230)	—	—	702
Farmland	32	—	—	—	32
Commercial & industrial	3,858	(538)	—	3	3,323
Consumer	35	(23)	—	—	12
Other	189	2	(13)	2	180
	$11,979	$1,500	$(13)	$5	$13,471

The following tables summarize the allocation of the allowance for loan losses, by portfolio segment, for loans evaluated for impairment individually and collectively:

	March 31, 2022
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$4,087	$—	$4,087
Non-farm non-residential non-owner occupied	—	5,613	—	5,613
Residential	—	766	—	766
Construction, development & other	—	2,324	—	2,324
Farmland	—	44	—	44
Commercial & industrial	297	9,861	15	10,173
Consumer	—	5	—	5
Other	—	300	—	300
	$297	$23,000	$15	$23,312

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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
The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	March 31, 2022
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$986	$476,587	$—	$477,573
Non-farm non-residential non-owner occupied	5,595	458,023	—	463,618
Residential	121	225,528	—	225,649
Construction, development & other	238	414,415	—	414,653
Farmland	—	13,467	—	13,467
Commercial & industrial	9,005	746,939	61	756,005
Consumer	—	3,304	—	3,304
Other	—	93,676	—	93,676
	$15,945	$2,431,939	$61	$2,447,945

	December 31, 2021
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$382,933	—	$383,941
Non-farm non-residential non-owner occupied	5,630	439,678	—	445,308
Residential	127	213,137	—	213,264
Construction, development & other	244	320,091	—	320,335
Farmland	—	9,934	—	9,934
Commercial & industrial	8,298	602,985	65	611,348
Consumer	—	4,001	—	4,001
Other	—	80,593	—	80,593
	$15,307	$2,053,352	$65	$2,068,724

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

On January 1, 2020, the Company acquired loans with fair values of $259.6 million as part of the acquisition of Heritage Bancorp, Inc. and its subsidiary, Heritage Bank. Of the total $263.3 million of loans acquired, $250.7 million were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $12.6 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30.

In connection with the acquisition of loans from Heritage Bancorp, Inc. and its subsidiary, Heritage Bank, on January 1, 2020, the PCI loan portfolio was accounted for at fair value as follows:

Contractual required payments	$26,627
Non-accretable difference (expected loss)	15,027
Cash flows expected to be collected at acquisition	11,600
Accretable yield	1,850
Basis in acquired Heritage PCI loans	$9,750

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCI loans:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
Non-farm non-residential owner occupied	$—	$—
Non-farm non-residential non-owner occupied	794	820
Residential	88	181
Construction, development & other	5,141	5,169
Farmland	—	—
Commercial & industrial	63	66
Consumer	—	—
Other	—	—
Total outstanding balances	$6,086	$6,236
Carrying amount	$4,888	$4,984

The accretable discount is accreted into income using the interest method over the life of the loans. At March 31, 2022 and December 31, 2021, unaccreted discounts on PCI loans totaled $881,000 and $926,000, respectively, and were included in net loans in the accompanying consolidated balance sheets.

At March 31, 2022 and December 31, 2021, the allowance for loan losses related to the PCI loans disclosed above was $16,000 and $17,000, respectively.

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

Accretable yield, or income expected to be collected on PCI loans was as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$926	$2,261
Accretion of income	(45)	(1,335)
Balance at end of period	$881	$926

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated	March 31,	December 31,
(Dollars in thousands)	Useful Life	2022	2021
Building and building improvements	30 years or 3 - 10 years	$12,172	$12,156
Land		3,894	3,894
Equipment	3 - 5 years	4,638	4,308
Leasehold improvements	3 - 10 years	2,935	2,888
Furniture and fixtures	3 - 5 years	2,803	2,541
Construction in process		2,843	1,174
		29,285	26,961
Accumulated depreciation		(8,439)	(7,916)
		$20,846	$19,045

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $522,000 and $401,000, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Transaction accounts:
Noninterest bearing demand accounts	$931,622	$531,401
Interest bearing demand accounts	1,350,837	1,298,546
Savings	34,825	33,539
Total transaction accounts	2,317,284	1,863,486
Time deposits	269,885	277,713
Total deposits	$2,587,169	$2,141,199

The aggregate amount of time deposits in denominations of $250,000 or more totaled $118.6 million and $113.2 million as of March 31, 2022 and December 31, 2021, respectively.

Scheduled maturities of time deposits at March 31, 2022 are as follows:

2022 (nine months remaining)	$212,906
2023	50,703
2024	2,811
2025	1,476
2026	1,675
2027 and thereafter	314
$269,885

At March 31, 2022 and December 31, 2021, the aggregate amount of demand deposit overdrafts that were reclassified as loans was $40,000 and $28,000, respectively.

Deposits received from related parties at March 31, 2022 and December 31, 2021, totaled approximately $16.7 million and $19.0 million, respectively.

6.
Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded income tax provision expense of $608,000 and $1,354,000, reflecting an effective tax rate of 22.6% and 21.0%, respectively.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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

On March 10, 2021, the remaining balance of the two aforementioned notes totaling $20,875,000 was consolidated into a new revolving line of credit loan with new funds of $10,000,000 for a total facility of $30,875,000. The note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and was senior in rights to the $13,000,000 in subordinated debt described below until the subordinated debt was paid in full during August 2021. As of March 31, 2022, the outstanding balance was $1.0 million.

Subordinated Debt - Related Party

During August 2021, the Company paid off a $2,000,000 promissory note scheduled to mature on September 27, 2022 and an $11,000,000 promissory note scheduled to mature on July 29, 2022. Each note bore interest at a fixed rate of 6.00%. Quarterly interest payments for the $2,000,000 note were due on the 27th day of March, June, September and December. Quarterly interest payments for the $11,000,000 note were due on the 29th day of March, June, September and December. The notes were subordinate and junior in rights to the senior indebtedness described above.

Subordinated Notes Offering

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements (the “Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $82,250,000 in aggregate principal amount of its 5.500% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”) in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Note Purchase Agreements contain certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes, and the Company intends to use the net proceeds from the offering for general corporate purposes.

The Notes were issued under an Indenture, dated as of March 31, 2022 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. The Notes will mature on April 1, 2032. From and including March 31, 2022, to, but excluding, April 1, 2027

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

or the date of early redemption, the Company will pay interest on the Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2022, at a fixed interest rate of 5.500% per annum. From and including April 1, 2027, to, but excluding, the maturity date or the date of early redemption (the “Floating Rate Period”), the Company will pay interest on the Notes at a floating interest rate. The floating interest rate will be reset quarterly, and the interest rate for any Floating Rate Period shall be equal to the then-current Three-Month Term SOFR (as defined in the Indenture) plus 315 basis points for each quarterly interest period during the Floating Rate Period. Interest payable on the Notes during the Floating Rate Period will be paid quarterly in arrears on January 1, April 1, July 1 and October 1, of each year, commencing on July 1, 2027. Notwithstanding the foregoing, in the event that Three-Month Term SOFR (or such other applicable benchmark rate) is less than zero, then Three-Month Term SOFR (or such other applicable benchmark rate) rate shall be deemed to be zero.

On March 31, 2022, in connection with the issuance and sale of the Notes, the Company entered into Registration Rights Agreements (the “Registration Rights Agreements”) with the Purchasers. Under the terms of the Registration Rights Agreements, the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes. Under certain circumstances, if the Company fails to meet its obligations under the Registration Rights Agreements, it would be required to pay additional interest to the holders of the Notes.

The Company may, at its option, redeem the Notes (i) in whole or in part beginning with the interest payment date on April 1, 2027, and on any interest payment date thereafter, or (ii) in whole, but not in part, upon the occurrence of a “Tier 2 Capital Event,” a “Tax Event,” or “Investment Company Event” (each as defined in the Indenture). The redemption price for any redemption is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to the extent then required under applicable laws or regulations, including capital adequacy rules or regulations.

There is no right of acceleration of maturity of the Notes in the case of default in the payment of principal of, or interest on, the Notes or in the performance of any other obligation of the Company under the Notes or the Indenture. The Indenture provides that holders of the Notes may accelerate payment of indebtedness only upon the Company’s bankruptcy, insolvency, reorganization, receivership or other similar proceedings.

The Notes are general unsecured, subordinated obligations of the Company and rank junior to all of its existing and future Senior Indebtedness (as defined in the Indenture), including all of its general creditors. The Notes will be equal in right of payment with any of the Company’s existing and future subordinated indebtedness, and will be senior to the Company’s obligations relating to any junior subordinated debt securities. In addition, the Notes are effectively subordinated to all secured indebtedness of the Company, including without limitation, the Bank’s liabilities to depositors in connection with deposits in the Bank, to the extent of the value of the collateral securing such indebtedness.

In connection with the above offering, the Company incurred approximately $1,743,000 in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of March 31, 2022, the Company had $80,507,000 in outstanding principal, net of $1,743,000 in unamortized debt issuance costs.

FHLB Borrowings

At March 31, 2022, FHLB advances represented $12,000,000 in FHLB Owns the Option (“FOTO”) borrowings with a floating rate of 1.100% maturing on June 19, 2029; $18,000,000 in FOTO borrowings with a floating rate of 1.020% maturing on August 2, 2029; and $20,000,000 in FOTO borrowings with a floating rate of 0.570% maturing on February 26, 2035. The FOTO borrowings have quarterly call options that began on September 19, 2019, November 4, 2019, and February 25, 2022, respectively. The call feature allows the FHLB to terminate the entire outstanding balance at each option date and, in the event the option is exercised, replacement funding will be made available at then prevailing interest rates. FHLB advances are collateralized by FHLB stock, real estate loans and investment securities. The approximate amount of loans and investment securities that collateralize borrowings at March 31, 2022 and December 31, 2021 was $760.8 million and $601.0 million, respectively. At March 31, 2022, letters of credit with FHLB for $97.5 million were outstanding with expirations ranging from April 2022 through March 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

Contractual maturities of FHLB advances and other borrowings at March 31, 2022 were as follows:

(Dollars in thousands)	FHLB Advances	Other Borrowings
2022 (nine months remaining)	$—	$1,000
2023	—	—
2024	—	—
2025	—	—
2026	—	—
2027 and thereafter	50,000	80,507
	$50,000	$81,507

At March 31, 2022 and December 31, 2021, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $50.5 million and $50.5 million in federal funds, respectively. The Company had no advances outstanding under these lines at March 31, 2022 and December 31, 2021.

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At March 31, 2022, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At March 31, 2022, there were 187,891 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At March 31, 2022, there were 8,000 shares remaining available for grant for future awards under the Director Plan.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At March 31, 2022, there were no shares remaining available for grant for future awards.

Stock Options

During the three months ended March 31, 2022, the Company granted stock options to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the three months ended March 31, 2022 and for the year ended December 31, 2021 were granted with an exercise price ranging from $16.30 to $25.76.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the three months ended March 31, 2022: risk-free interest rate ranging from 1.45% to 1.76%, dividend yield of 0.00%; estimated volatility of 10.00%, and expected lives of options of 7.5 years. The following assumptions were used for options granted in the three months ended March 31, 2021: risk-free interest rate ranging from 0.70% to 1.42%, dividend yield of 0.00%; estimated volatility of 10.00%, and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $118,000 and $69,000, respectively, associated with stock options. As of March 31, 2022, there was approximately $2.1 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for the three months ended March 31, 2022 and year ended December 31, 2021 is presented below:

	March 31,		December 31,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,220,428	$17.83	660,251	$14.37
Granted during the period	22,500	22.38	788,250	20.22
Forfeited during the period	(37,500)	24.00	(144,903)	17.55
Exercised during the period	(3,500)	15.65	(83,170)	13.48
Outstanding at the end of period	1,201,928	$17.73	1,220,428	$17.83
Options exercisable at end of period	452,738	$14.12	361,758	$13.59
Weighted-average grant date fair value of options granted during the period		$6.75		$3.15

A summary of weighted average remaining life is presented below:

(Dollars in thousands, except share and per share data)	March 31, 2022			December 31, 2021
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	164,223	2.82	161,723	162,223	5.15	162,223
$13.00 - $16.99	493,955	7.23	291,015	496,955	7.48	199,535
$17.00 - $26.99	543,750	9.26	—	561,250	9.52	—
	1,201,928	7.55	452,738	1,220,428	8.11	361,758

Shares issued in connection with stock compensation awards are issued from available authorized shares.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $6.6 million and $4.1 million, respectively, at March 31, 2022. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $5.8 million and $3.0 million, respectively, at December 31, 2021.

The intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $24,000 and $80,000, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	March 31,		December 31,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	858,670	$3.15	262,670	$3.04
Granted during the period	22,500	6.75	788,250	3.15
Vested during the period	(93,880)	2.81	(72,500)	3.17
Forfeited during the period	(38,100)	3.76	(119,750)	2.88
Nonvested at end of period	749,190	$3.27	858,670	$3.15

Warrants

As consideration for the financial risks undertaken by certain organizers of the Company, the Company has outstanding stock warrants that are initially exercisable to purchase one share of common stock for each warrant held.

A summary of the Company’s stock warrant activity is presented below:

	March 31,		December 31,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares Underlying Warrants	Weighted- Average Exercise Price	Shares Underlying Warrants	Weighted- Average Exercise Price
Outstanding at beginning of period	4,285	$11.00	6,000	$11.00
Granted	—	—	—	—
Exercised	—	—	(1,715)	11.00
Expired or forfeited	—	—	—	—
Outstanding at end of period	4,285	$11.00	4,285	$11.00
Exercisable at end of period	4,285	$11.00	4,285	$11.00

The weighted average remaining contractual life of stock warrants outstanding at March 31, 2022 was 1.25 years. The warrants are exercisable over a ten-year period that expires on July 1, 2023.

Restricted Stock Awards

The Company granted restricted stock awards (“RSAs”) to certain executive officers and employees of the Company during the three months ended March 31, 2022 and to certain directors and executive officers of the Company during the year ended December 31, 2021. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted stock have full voting rights. Generally, the awards vest ratably over a two-to-four year period, but vesting periods may vary. The RSAs have a 10-year contractual term.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

A summary of the activity for nonvested RSAs for the three months ended March 31, 2022 and the year ended December 31, 2021 is presented below:

	March 31,		December 31,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	49,750	$24.00	—	$—
Granted during the period	28,132	24.70	49,750	24.00
Vested during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Nonvested at the end of period	77,882	$24.25	49,750	$24.00

Compensation expense for restricted stock awards is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized stock-based compensation expense associated with RSAs of approximately $161,000 and zero during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $1.6 million of total unrecognized compensation expense cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 9.65 years.

9.
Leases

Operating Leases

The Company leases certain office space and stand-alone buildings which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of March 31, 2022, the Company's operating lease ROU asset and operating lease liability totaled $10.7 million and $10.6 million, respectively.

In order to calculate its ROU assets and lease liabilities, ASC Topic 842 requires the Company to use the rate of interest implicit in the lease when readily determinable. If the rate implicit in the lease is not readily determinable, the Company is required to use its incremental borrowing rate, which is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The Company was unable to determine the implicit interest rate in any of the leases and therefore used its incremental borrowing rate.

As of March 31, 2022, the weighted-average discount rate for the Company's operating leases was 4.00%. The Company's lease terms range from six months to one hundred twenty months. The weighted-average remaining term of the leases was 9.2 years.

Lease costs for the period shown below were as follows:

March 31,
(Dollars in thousands)	2022
Operating lease cost	$600
Short-term lease cost	191
Total lease cost	$791

Total operating lease expense for the three months ended March 31, 2022 and 2021 was $791,000 and $300,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2027 and thereafter is presented below:

March 31,
(Dollars in thousands)	2022
2022 (nine months remaining)	$1,197
2023	1,926
2024	2,144
2025	2,133
2026	2,179
2027 and thereafter	11,840
Total undiscounted lease liability	21,419
Less:
Discount on cash flows	(2,121)
Lease signed, but not yet commenced	(8,669)
Total operating lease liability	$10,629

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Commitments to extend credit	$891,853	$606,160
Standby letters of credit	9,522	14,144
Total	$901,375	$620,304

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

There were no transfers between levels during the three month period ended March 31, 2022 or during the year ended December 31, 2021.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At March 31, 2022:
Securities available for sale:
State and municipal securities	$—	$424	$—	$424
Mortgage-backed securities	—	761	—	761
U.S. Treasury bonds	—	101,082	—	101,082
Corporate bonds	—	23,951	—	23,951
Total investment securities available for sale	$—	$126,218	$—	$126,218
Asset derivatives:
Interest rate swaps	$—	$3,872	$—	$3,872
Risk participation agreements	—	1	—	1
Total asset derivatives	$—	$3,873	$—	$3,873
Liability derivatives:
Interest rate swaps	$—	$3,872	$—	$3,872
Risk participation agreements	—	37	—	37
Total liability derivatives	$—	$3,909	$—	$3,909

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2021:
Securities available for sale:
State and municipal securities	$—	$1,094	$—	$1,094
Mortgage-backed securities	—	811	—	811
Corporate bonds	—	24,527	—	24,527
Total investment securities available for sale	$—	$26,432	$—	$26,432
Loans held for sale:	$—	$—	$2,844,441	$2,844,441
Asset derivatives:
Interest rate swaps	$—	$389	$—	$389
Total asset derivatives	$—	$389	$—	$389
Liability derivatives:
Interest rate swaps	$—	$389	$—	$389
Total liability derivatives	$—	$389	$—	$389

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2022 and December 31, 2021:

Impaired loans. At March 31, 2022, impaired loans with carrying values of $16.0 million were reduced by specific valuation allowances totaling $312,000 resulting in a net fair value of $15.7 million based on Level 3 inputs. At December 31, 2021, impaired loans with carrying values of $15.4 million were reduced by specific valuation allowances totaling $307,000 resulting in a net fair value of $15.1 million based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2022 and year ended December 31, 2021, include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The following table presents foreclosed assets that were remeasured and recorded at fair value:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,666	$1,676
Write downs included in other non-interest expense	—	—
Fair value of foreclosed assets remeasured subsequent to initial recognition	$1,666	$1,676

For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$371,320	$371,320	$327,025	$327,025
Interest bearing time deposits in other banks	132	132	131	131
Investment securities available for sale	126,218	126,218	26,432	26,432
Non-marketable securities	11,327	11,327	7,527	7,527
Accrued interest receivable	12,648	12,648	10,228	10,228
Bank-owned life insurance	26,671	26,671	26,528	26,528
Derivative instruments assets	3,873	3,873	389	389
	$552,189	$552,189	$398,260	$398,260
Level 3 inputs
Loans, including held for sale, net	$2,424,633	$2,391,904	$2,049,429	$2,023,761
Financial liabilities
Level 2 inputs
Deposits	$2,587,169	$2,587,827	$2,141,199	$2,141,999
Accrued interest payable	387	387	437	437
FHLB advances	50,000	50,000	50,000	50,000
Notes payable	81,507	81,507	1,000	1,000
Derivative instrument liabilities	3,909	3,909	389	389
	$2,722,972	$2,723,630	$2,193,025	$2,193,825

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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

At March 31, 2022 and December 31, 2021, the Company had federal funds sold aggregating $1,538,000 and $292,000, respectively, which represents concentrations of credit risk. The Company had uninsured deposits of $244.3 million and $189.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

Effective January 1, 2018, the discretionary contributions made by the Company were invested in the common stock of the Company in accordance with the Third Coast Bank, SSB Employee Stock Ownership Plan (“ESOP”). The ESOP became effective on January 1, 2018 for the exclusive benefit of the participants and their beneficiaries. Benefits under the ESOP generally are distributed in the form of cash. In addition, until the Company’s common stock was actively traded on an established securities market, the participant could demand (in accordance with the terms of the ESOP and applicable laws) that the Company repurchase shares of common stock distributed to the participant at the estimated fair value. This put option terminated upon the consummation of the Company's IPO and listing of its common stock on the NASDAQ Global Select Market in November 2021.

Prior to the IPO, the fair value of shares of common stock, held by the ESOP, was deducted from permanent shareholders’ equity in the consolidated balance sheets, and was reflected in a line item below liabilities and above shareholders’ equity. This presentation was necessary in order to recognize the put option within the ESOP, consistent with SEC guidelines, because the Company was not publicly traded. The Company used an external third party to determine the maximum possible cash obligation related to those securities. The valuation was the same that was used for the stock option plan. Increases or decreases in the value of the cash obligation were included in a separate line item in the statements of changes in shareholders’ equity. An increase of approximately $317,000 in the fair value of the cash obligation was recorded for the year ended December 31, 2021. At December 31, 2021, the $2.3 million estimated fair value of the cash obligation for stock allocated under the ESOP plan was eliminated upon completion of the IPO.

As of March 31, 2022, the number of shares held by the ESOP was 124,132 and there were no shares unallocated to plan participants. At March 31, 2022, shares committed to be released to the plan were 11,361 shares for a fair value of $266,000. All shares held by the ESOP were treated as outstanding at March 31, 2022.

For the three months ended March 31, 2022 and 2021, Company contributions to the ESOP were approximately $330,000 and $178,000, respectively. Administrative expense related to the ESOP and the Plan for the same three month period totaled approximately $10,000 and zero, respectively. The costs were included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At March 31, 2022 and December 31, 2021, the aggregate amounts of loans to related parties were approximately $596,000 and $569,000, respectively. During the three months ended March 31, 2022, loan originations to related parties totaled $50,000 and repayments from related party loans totaled $23,000. Related party unfunded commitments at March 31, 2022 were $150,000. There were no related party unfunded commitments at December 31, 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

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

Initial Public Offering

On November 9, 2021, the Company's common stock began trading on the NASDAQ Global Select Market under the symbol “TCBX”. The Company issued and sold an aggregate of 4,025,000 shares of its common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in its initial public offering (“IPO”) at a public offering price of $25.00 per share for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and offering expenses. Aggregate net proceeds from our IPO were $92.0 million after deducting underwriting discounts and offering expenses of $8.6 million. The initial closing of the IPO occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. In connection with the closing of the IPO, the Company issued an aggregate of 49,750 shares of restrictive stock to its directors, advisory directors, and executive officers. The Company intends to use the net proceeds from the IPO to support its organic growth and for general corporate purposes, including maintenance of its required regulatory capital and potential future acquisition opportunities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2022 and December 31, 2021 the Bank meets all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2022 and December 31, 2021. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since March 31, 2022, that management believes have changed the Bank’s category.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

A comparison of the Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes Basel III Fully Phased-In (2)				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2022:
Total capital (to risk weighted assets)	$379,530	13.2%	≥	$302,763	≥	10.5%	≥	$288,336	≥	10.0%
Tier I capital (to risk weighted assets)	$356,218	12.4%	≥	$245,086	≥	8.5%	≥	$230,669	≥	8.0%
Tier I capital (to average assets) (1)	$356,218	13.7%	≥	$104,281	≥	4.0%	≥	$130,351	≥	5.0%
Common equity tier 1 (to risk weighted assets)	$356,218	12.4%	≥	$201,835	≥	7.0%	≥	$187,418	≥	6.5%
As of December 31, 2021:
Total capital (to risk weighted assets)	$288,022	13.5%	≥	$223,444	≥	10.5%	≥	$212,804	≥	10.0%
Tier I capital (to risk weighted assets)	$268,727	12.6%	≥	$180,883	≥	8.5%	≥	$170,243	≥	8.0%
Tier I capital (to average assets) (1)	$268,727	12.3%	≥	$87,602	≥	4.0%	≥	$109,503	≥	5.0%
Common equity tier 1 (to risk weighted assets)	$268,727	12.6%	≥	$148,962	≥	7.0%	≥	$138,322	≥	6.5%

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

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2022	2021
Net income available to common shareholders	$2,087	$5,096
Weighted-average shares outstanding for basic earnings per common share	13,385,324	6,280,854
Dilutive effect of stock compensation	369,702	83,817
Weighted-average shares outstanding for diluted earnings per common share	13,755,026	6,364,671

17.
Derivative Financial Instruments

As part of its hedging strategy, the Company entered into a $100 million pay-fixed interest rate swap facility with another financial institution. The instrument is designated as a cash flow hedge, and changes in fair values are recognized in other comprehensive income (loss). On February 18, 2021, the facility was discontinued and a termination fee of $945,000 was received by the Company. The fee is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through September 4, 2025, which is the maturity date of the contract. For the three months ended March 31, 2022, approximately $51,000 was recognized as a reduction of interest expense.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.

Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2022, no such deterioration was determined by management.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, cash of $730,000 was pledged as collateral for derivative financial instruments.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
March 31, 2022
Pay-fixed interest rate swap (*)	$—	$—	$—	0.20%	USD Fed Funds-H.15	3.4
Risk participation agreements purchased	11,739	1	—	—	—	3.0
Risk participation agreements sold	30,000	—	37	—	—	5.0
Commercial loan interest rate swaps:
Loan customer counterparty	141,540	—	3,872	—	4.48%	5.4
Financial institution counterparty	141,540	3,872	—	4.48%	—	5.4
	$324,819	$3,873	$3,909

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2021
Pay-fixed interest rate swap (*)	$—	$—	$—	0.20%	USD Fed Funds-H.15	3.7
Commercial loan interest rate swaps:
Loan customer counterparty	77,587	—	389		4.21%	7.6
Financial institution counterparty	77,587	389	—	4.21%		7.6
	$155,174	$389	$389

(*) Facility terminated on February 18, 2021 (see disclosure narrative on cash flow hedge above).

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible, Net

In 2020, the Company recorded goodwill and core deposit intangible of $18,033,880 and $1,615,002, respectively, relating to the Heritage Bancorp, Inc. acquisition.

Amortization expense of the core deposit intangible (“CDI”) was $40,000 for each of the three months ended March 31, 2022 and 2021. The remaining weighted average life is 7.75 years at March 31, 2022.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and December 31, 2021

Scheduled amortization of CDI at March 31, 2022 are as follows:

(Dollars in thousands)	CDI Amortization
2022 (nine months remaining)	$121
2023	162
2024	162
2025	162
2026	162
2027 and thereafter	483
$1,252

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and the “Company” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries, references in this Form 10-Q to the “Bank” refer to Third Coast Bank, SSB, a Texas state savings bank and our wholly owned bank subsidiary, and references in this Form 10-Q to “TCCC” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 17, 2022 and in Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate thirteen branches, with seven branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, two branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of March 31, 2022, we had, on a consolidated basis, total assets of $3.04 billion, total loans of $2.45 billion, total deposits of $2.59 billion and total shareholders’ equity of $301.2 million.

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

Subordinated Notes Offering

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements (the “Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $82.3 million in aggregate principal amount of its 5.500% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”) in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Note Purchase Agreements contain certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes, and the Company intends to use the net proceeds from the offering for general corporate purposes.

The Notes were issued under an Indenture, dated as of March 31, 2022 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. The Notes will mature on April 1, 2032. From and including March 31, 2022, to, but excluding, April 1, 2027 or the date of early redemption, the Company will pay interest on the Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2022, at a fixed interest rate of 5.500% per annum. From and including April 1, 2027, to, but excluding, the maturity date or the date of early redemption (the “Floating Rate Period”), the Company will pay interest on the Notes at a floating interest rate. The floating interest rate will be reset quarterly, and the interest rate for any Floating Rate Period shall be equal to the then-current Three-Month Term SOFR (as defined in the Indenture) plus 315 basis points for each quarterly interest period during the Floating Rate Period. Interest payable on the Notes during the Floating Rate Period will be paid quarterly in arrears on January 1, April 1, July 1 and October 1, of each year, commencing on July 1, 2027. Notwithstanding the foregoing, in the event that Three-Month Term SOFR (or such other applicable benchmark rate) is less than zero, then Three-Month Term SOFR (or such other applicable benchmark rate) rate shall be deemed to be zero.

On March 31, 2022, in connection with the issuance and sale of the Notes, the Company entered into Registration Rights Agreements (the “Registration Rights Agreements”) with the Purchasers. Under the terms of the Registration Rights Agreements, the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes. Under certain circumstances, if the Company fails to meet its obligations under the Registration Rights Agreements, it would be required to pay additional interest to the holders of the Notes.

The Company may, at its option, redeem the Notes (i) in whole or in part beginning with the interest payment date on April 1, 2027, and on any interest payment date thereafter, or (ii) in whole, but not in part, upon the occurrence of a “Tier 2 Capital Event,” a “Tax Event,” or “Investment Company Event” (each as defined in the Indenture). The redemption price for any redemption is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital adequacy rules or regulations.

There is no right of acceleration of maturity of the Notes in the case of default in the payment of principal of, or interest on, the Notes or in the performance of any other obligation of the Company under the Notes or the Indenture. The Indenture provides that holders of the Notes may accelerate payment of indebtedness only upon the Company’s bankruptcy, insolvency, reorganization, receivership or other similar proceedings.

The Notes are general unsecured, subordinated obligations of the Company and rank junior to all of its existing and future Senior Indebtedness (as defined in the Indenture), including all of its general creditors. The Notes will be equal in right of payment with any of the Company’s existing and future subordinated indebtedness, and will be senior to the Company’s obligations relating to any junior subordinated debt securities. In addition, the Notes are effectively subordinated to all secured indebtedness of the Company, including without limitation, the Bank's liabilities to depositors in connection with deposits in the Bank, to the extent of the value of the collateral securing such indebtedness.

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

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program. PPP loans have a two or five-year term and earn interest at 1.0%. At March 31, 2022, outstanding PPP loans, net of deferred loan fees of $713,000, were $26.7 million which are included in commercial and industrial loans. Assuming compliance with PPP origination and documentation requirements, loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participated in the Main Street Lending Program (the "MSLP"), created by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. At March 31, 2022, outstanding MSLP loans, excluding the 95% portion sold to the Federal Reserve and net of deferred loan fees of $541,000, were $3.2 million which are included in commercial and industrial loans.

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Interest income	$27,184	$25,625	$1,559	6.1%
Interest expense	1,974	2,907	(933)	(32.1)%
Net interest income	25,210	22,718	2,492	11.0%
Provision for loan losses	4,000	1,500	2,500	166.7%
Noninterest income	1,666	750	916	122.1%
Noninterest expense	20,181	15,518	4,663	30.0%
Income before income taxes	2,695	6,450	(3,755)	(58.2)%
Income tax expense	608	1,354	(746)	(55.1)%
Net income	$2,087	$5,096	$(3,009)	(59.0)%

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

Three months ended March 31, 2022 vs. Three months ended March 31, 2021

Net interest income increased $2.5 million, or 11.0%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021 primarily due to an increase in average loans and lower average rates paid on interest-bearing deposits offset by a decrease in income from PPP loans. Average loans was $1.6 billion for the three months ended March 31, 2021 compared to $2.2 billion for the three months ended March 31, 2022 with the increase primarily due to loan growth in construction and development loans and commercial real estate loans. The average cost of interest-bearing deposits was 0.46% for the three months ended March 31, 2022 and 0.71% for the three months ended March 31, 2021. The Company recognized $1.3 million in PPP loan origination fees for the three months ended March 31, 2022 through both accretion and forgiveness of the related PPP loans compared to $7.6 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, net interest margin and net interest spread were 4.09% and 3.95%, respectively, compared to 4.97% and 4.78%, respectively, for the three months ended March 31, 2021.

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

	For the Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$28,170	$276	3.97%	$25,181	$252	4.06%
Loans, gross	2,208,462	26,682	4.90%	1,604,107	25,198	6.37%
Federal funds sold and other interest earning assets	260,275	226	0.35%	225,850	175	0.31%
Total interest-earning assets	2,496,907	27,184	4.42%	1,855,138	25,625	5.60%
Less allowance for loan losses	(20,395)			(12,626)
Total interest-earning assets, net of allowance	2,476,512			1,842,512
Noninterest-earning assets	150,871			101,177
Total assets	$2,627,383			$1,943,689
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,640,273	$1,844	0.46%	$1,356,885	$2,377	0.71%
Notes payable	1,891	23	4.93%	33,783	423	5.08%
FHLB advances	50,000	107	0.87%	53,911	107	0.80%
Total interest-bearing liabilities	1,692,164	1,974	0.47%	1,444,579	2,907	0.82%
Noninterest-bearing deposits	620,900			368,413
Other liabilities	12,782			7,726
Total liabilities	2,325,846			1,820,718
Shareholders’ equity, including ESOP- owned shares	301,537			122,971
Total liabilities and shareholders' equity	$2,627,383			$1,943,689
Net interest income		$25,210			$22,718
Net interest spread(1)			3.95%			4.78%
Net interest margin(2)			4.09%			4.97%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $3.2 million and $8.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

	For the Three Months March 31, 2022 compared to 2021
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$30	$(6)	$24
Loans, gross	9,490	(8,006)	1,484
Federal funds sold and other interest-earning assets	24	27	51
Total increase in interest income	$9,544	$(7,985)	$1,559
Interest-bearing liabilities:
Interest-bearing deposits	$495	$(1,028)	$(533)
Notes payable	(399)	(1)	(400)
FHLB advances	(8)	8	—
Total increase (decrease) in interest expense	$88	$(1,021)	$(933)
Increase (decrease) in net interest income	$9,456	$(6,964)	$2,492

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans.

The provision for loan losses for the three months ended March 31, 2022 was $4.0 million compared to $1.5 million for the three months ended March 31, 2021. The increase in the provision relates primarily to provisioning for new loans booked in the first quarter 2022.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, earnings credits on correspondent bank balances, and earnings from bank-owned life insurance. Noninterest income does not include loan origination fees, which are recognized in interest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest Income:
Service charges and fees	$619	$472	$147	31.1%
Earnings on bank-owned life insurance	143	128	15	11.7%
Other	904	150	754	502.7%
Total noninterest income	$1,666	$750	$916	122.1%

Three months ended March 31, 2022 vs. Three months ended March 31, 2021

The increase in noninterest income of $916,000 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to the increase in service charges and fees and a $670,000 increase in derivative related fee income. The increase in service charges and fees was primarily due to a $40,000 increase in commercial account analysis fees, a $49,000 increase in ATM income and a $39,000 increase in mortgage secondary market fee income.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, legal and professional fees, data processing and network expenses, regulatory fees, including Federal Deposit Insurance Corporation (“FDIC”) assessments, marketing expenses, and loan operations and repossessed asset related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$13,324	$9,963	$3,361	33.7%
Net occupancy and equipment expenses	1,873	1,196	677	56.6%
Other:
Legal and professional fees	1,746	1,115	631	56.6%
Data processing and network expenses	922	610	312	51.1%
Regulatory assessments	645	49	596	1216.3%
Advertising and marketing expenses	427	404	23	5.7%
Loan operations and other real estate owned expenses	278	1,023	(745)	(72.8)%
Loss on sale of other real estate owned	—	375	(375)	(100.0)%
Other expenses	966	783	183	23.4%
Total noninterest expense	$20,181	$15,518	$4,663	30.0%

Three months ended March 31, 2022 vs. Three months ended March 31, 2021

The increase in noninterest expense of $4.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, and legal and professional expenses and regulatory assessments offset by the decrease in loan operations and other real estate owned expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $13.3 million for the three months ended March 31, 2022, an increase of $3.4 million, or 33.7%, compared to $10.0 million for the same period in 2021. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of March 31, 2022 and 2021, the number of employees was 339 and 236, respectively.

Net occupancy and equipment expenses were $1.9 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $782,000 and $567,000 for the three months ended March 31, 2022 and 2021, respectively. In addition, the increase was also due to costs associated with the opening of our thirteenth branch during the first quarter of 2022 and additional administrative office space leased during the second half of 2021 to accommodate the increase in employees.

Legal and professional fees were $1.7 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to higher audit, consulting, and legal costs as a result of growth and regulatory requirements. We incurred additional professional expenses related to required regulatory filings resulting from our IPO in the fourth quarter of 2021 and additional legal fees related to potential new products and services.

Regulatory assessment fees increased from $49,000 for the three months ended March 31, 2021 to $645,000 for the three months ended March 31, 2022. The increase is primarily due to our growth in total assets from $2.03 billion at March 31, 2021 to $3.04 billion at March 31, 2022 and an increase in our quarterly assessment rate. In addition, a catch up assessment was recorded in the first quarter of 2022 for changes to the 2021 assessments.

Loan operations and other real estate owned expenses were $278,000 and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease is primarily due to agency fees paid on PPP loans in the three months ended March 31, 2021 of $572,000 and a decrease in other real estate owned expenses from $164,000 for the three months ended March 31, 2021 to $13,000 for the three months ended March 31, 2022.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Income tax expense	$608	$1,354
Effective tax rate	22.6%	21.0%

Financial Condition

Total assets were $3.04 billion as of March 31, 2022 compared to $2.50 billion as of December 31, 2021. The increase of $541.0 million, or 21.6% was primarily due to organic loan growth during the first quarter of 2022 and the purchase of $100 million in treasury securities in March 2022. The increases in loans and investments were funded by the growth in demand deposits during the quarter and the issuance of $82.3 million in subordinated notes in March 2022.

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

As of March 31, 2022, total loans were $2.45 billion, an increase of $379.2 million, or 18.3%, compared to $2.07 billion as of December 31, 2021. The increase in loans was due to growth of non-PPP related loans totaling $434.1 million, primarily construction and development loans, commercial real estate loans, and commercial and industrial loans, offset by a decrease in PPP loans of $54.9 million due to forgiveness payments received from the SBA. Total loans as a percentage of deposits were 94.6% and 96.6% as of March 31, 2022 and December 31, 2021, respectively. Total loans as a percentage of assets were 80.5% and 82.8% as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$477,573	19.5%	$383,941	18.6%
Non-farm non-residential non-owner occupied	463,618	19.0%	445,308	21.5%
Residential	225,649	9.2%	213,264	10.3%
Construction, development and other	414,653	16.9%	320,335	15.5%
Farmland	13,467	0.6%	9,934	0.5%
Commercial and industrial	756,005	30.9%	611,348	29.5%
Consumer	3,304	0.1%	4,001	0.2%
Other	93,676	3.8%	80,593	3.9%
Total loans	$2,447,945	100.0%	$2,068,724	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $93.6 million, or 24.4%, to $477.6 million as of March 31, 2022 from $383.9 million as of December 31, 2021.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $18.3 million, or 4.1%, to $463.6 million as of March 31, 2022 from $445.3 million as of December 31, 2021.

The increases in commercial real estate loans were due to continued organic growth.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $12.4 million, or 5.8%, to $225.6 million as of March 31, 2022 from $213.3 million as of December 31, 2021 due primarily to continued organic growth.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $94.3 million, or 29.4%, to $414.7 million as of March 31, 2022 from $320.3 million as of December 31, 2021 due primarily to the additional productivity from builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At March 31, 2022 and December 31, 2021, outstanding factored receivables were $44.1 million and $41.9 million, respectively.

The commercial and industrial loan category also includes indirect auto loans with local dealerships that are funded through our indirect lending department. The loans are with recourse to the dealership and are structured as commercial lines of credit with the dealerships. The loans are approved with the same underwriting criteria as other commercial credits. Any loans under these lines of credit that are past due in excess of 90 days are required to be paid in full by the dealership. At March 31, 2022 and December 31, 2021, outstanding indirect auto loans included in the commercial and industrial category were $7.0 million and $7.3 million, respectively.

In April 2020, we began originating loans to qualified small businesses under the provisions of the CARES Act which are included in commercial and industrial loans. Loans covered by the PPP administered by the SBA may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. At March 31, 2022 and December 31, 2021, outstanding PPP loans, net of deferred loan fees, were $26.7 million and $81.6 million, respectively.

Commercial and industrial loans increased $144.7 million, or 23.7%, to $756.0 million as of March 31, 2022 from $611.3 million as of December 31, 2021. The increase was primarily a result of continued organic growth in non-PPP loans offset by the net decrease in PPP loans of $54.9 million due to payoffs and forgiveness by the SBA.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2022
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$22,320	$125,510	$230,699	$99,044	$477,573
Non-farm non-residential non-owner occupied	41,477	213,842	175,329	32,970	463,618
Residential	10,796	93,141	61,972	59,740	225,649
Construction, development and other	90,875	287,323	26,301	10,154	414,653
Farmland	2,233	4,002	5,904	1,328	13,467
Commercial and industrial	317,492	335,906	96,838	5,769	756,005
Consumer	79	2,464	761	—	3,304
Other	43,139	49,380	1,157	—	93,676
Total loans	$528,411	$1,111,568	$598,961	$209,005	$2,447,945
Amounts with fixed rates	$240,997	$483,430	$80,118	$46,754	$851,299
Amounts with floating rates	$287,414	$628,138	$518,843	$162,251	$1,596,646

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt. The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of March 31, 2022	As of December 31, 2021
Nonaccrual loans(1)	$9,896	$10,030
Loans > 90 days and still accruing	40	278
Restructured loan—accruing	790	5,295
Total nonperforming loans	$10,726	$15,603
Other real estate owned and repossessed assets	1,666	1,676
Total nonperforming assets	$12,392	$17,279
Ratio of nonaccrual loans to total loans	0.40%	0.48%
Ratio of nonperforming loans to total loans	0.44%	0.75%
Ratio of nonperforming loans to total assets	0.35%	0.62%
Ratio of nonperforming assets to total assets	0.41%	0.69%
Ratio of nonperforming loans to total loans plus OREO	0.44%	0.75%
Ratio of allowance for loan losses to nonaccrual loans	235.57%	192.37%

(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $12.4 million in nonperforming assets as of March 31, 2022 compared to $17.3 million as of December 31, 2021, and we had $10.7 million in nonperforming loans as of March 31, 2022 compared to $15.6 million as of December 31, 2021. The improvement was primarily the result of a decline in restructured loans. We believe that the value recorded for each of the properties held in other real estate owned is adequately supported by recent appraisals.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of March 31, 2022	As of December 31, 2021
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$986	$1,008
Non-farm non-residential non-owner occupied	334	346
Residential	121	127
Construction, development and other	238	244
Farmland	—	—
Commercial and industrial	8,210	8,297
Consumer	—	—
Other	—	—
Purchased credit impaired	7	8
Total nonaccrual loans	$9,896	$10,030

COVID-19 Loan Deferments

During March of 2020 and to help mitigate the anticipated effects of the COVID-19 pandemic on certain borrowers, we began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers were able to apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At March 31, 2022, we had approximately 400 loans totaling $211.7 million that had deferral and modification agreements due to COVID-19 whereby principal and/or interest payments during a specified period were deferred to the end of each of the loan terms. Subsequent to the approved deferral period, customers resumed their regular payments. The CARES Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as troubled debt restructurings if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At March 31, 2022, $4.3 million in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	March 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$466,035	$4,695	$6,843	$—	$—	$477,573
Non-farm non-residential non-owner occupied	454,476	—	8,411	731	—	463,618
Residential	224,593	—	1,056	—	—	225,649
Construction, development and other	410,319	—	238	4,096	—	414,653
Farmland	13,467	—	—	—	—	13,467
Commercial and industrial	751,356	—	4,588	61	—	756,005
Consumer	3,283	21	—	—	—	3,304
Other	93,676	—	—	—	—	93,676
Gross loans	$2,417,205	$4,716	$21,136	$4,888	$—	$2,447,945

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development and other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial and industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Other	80,593	—	—	—	—	80,593
Gross loans	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

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

As of March 31, 2022, the allowance for loan losses totaled $23.3 million, or 0.95% of total loans. As of December 31, 2021, the allowance for loan losses totaled $19.3 million, or 0.93% of total loans. The increase in our allowance for loan losses is due to the $4.0 million loan loss provision recorded for the three months ended March 31, 2022.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Allowance for loan loss at beginning of period	$19,295	$11,979
Provision for loan loss	4,000	1,500
Charge-offs:
Other	—	(13)
Total charge-offs	—	(13)
Recoveries:
Commercial and industrial	4	3
Consumer	13	—
Other	—	2
Total recoveries	17	5
Net (charge-offs) recoveries	17	(8)
Allowance for loan losses at end of period	$23,312	$13,471
Ratio of net (charge-offs) recoveries to average loans(1)	0.00%	(0.00)%

(1)
Interim periods annualized.

During the three months ended March 31, 2022 and 2021, charge-offs and recoveries were minimal.

The allowance for loan losses by loan category as of the dates indicated was as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$4,087	19.5%	$3,456	18.6%
Non-farm non-residential non-owner occupied	5,613	19.0%	5,935	21.5%
Residential	766	9.2%	957	10.3%
Construction, development and other	2,324	16.9%	2,064	15.5%
Farmland	44	0.6%	45	0.5%
Commercial and industrial	10,173	30.9%	6,500	29.5%
Consumer	5	0.1%	6	0.2%
Other	300	3.8%	332	3.9%
	$23,312	100.0%	$19,295	100.00%
Securities

Our investment portfolio consists of state and municipal securities, mortgage-backed securities, U. S. treasury bonds and corporate bonds classified as available for sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$425	$—	$1	$424
Mortgage-backed securities	753	12	4	761
U.S. Treasury bonds	101,080	2	—	101,082
Corporate bonds	23,551	477	77	23,951
	$125,809	$491	$82	$126,218

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$1,087	$7	$—	$1,094
Mortgage-backed securities	791	20	—	811
Corporate bonds	23,556	972	1	24,527
	$25,434	$999	$1	$26,432

As of March 31, 2022, the carrying amount of the security portfolio was $126.2 million compared to $26.4 million as of December 31, 2021, an increase of $99.8 million, or 377.5%. The increase relates to the purchase of a $100,000 treasury security in March 2022. Investment securities represented 4.2% and 1.1% of total assets as of March 31, 2022 and December 31, 2021, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of March 31, 2022 and December 31, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The contractual maturities of the mortgage-backed securities held range from 2022 to 2046 and are not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. Therefore, schedules of maturities for mortgage-backed securities have been excluded from this disclosure. The amortized cost and estimated fair value of securities available for sale at March 31, 2022, by contractual maturity, are shown below:

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one year to five years	101,505	101,506
Due from five years to ten years	23,551	23,951
	125,056	125,457
Mortgage-backed securities	753	761
	$125,809	$126,218

The weighted average life of our investment portfolio was 2.41 years with an estimated modified duration of 2.20 years as of March 31, 2022. The weighted average life of our investment portfolio was 5.88 years with an estimated modified duration of 5.02 years as of December 31, 2021.

Deposits

Total deposits as of March 31, 2022 were $2.59 billion, an increase of $446.0 million, or 20.8%, compared to $2.14 billion as of December 31, 2021. The increase was primarily due to our success in retaining and growing client relationships.

Noninterest-bearing deposits as of March 31, 2022 were $931.6 million, an increase of $400.2 million, or 75.3%, compared to $531.4 million as of December 31, 2021. Total interest-bearing account balances as of March 31, 2022 were $1.66 billion, an increase of $45.7 million, or 2.8%, from $1.61 billion as of December 31, 2021.

The components of deposits as of the dates shown below were as follows:

	As of March 31,		As of December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing deposits	$1,350,837	81.6%	$1,298,546	69.7%
Savings	34,825	2.1%	33,539	1.7%
Time deposits $100,000 and over	254,581	15.4%	261,856	27.3%
Time deposits less than $100,000	15,304	0.9%	15,857	1.3%
Total interest-bearing deposits	$1,655,547	64.0%	$1,609,798	75.2%
Noninterest-bearing demand deposits	$931,622	36.0%	$531,401	24.8%
Total deposits	$2,587,169	100.0%	$2,141,199	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

As of March 31,
(Dollars in thousands)	2022
Three months or less	$20,229
Over three months through six months	52,770
Over six months through twelve months	41,719
Over twelve months	2,109
Total	$116,827

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Three Months Ended		Year Ended
	March 31, 2022		December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$620,900	—	$383,747	—
Interest-bearing demand deposits	$1,328,485	0.49%	$1,064,737	0.62%
Savings	33,607	0.28%	27,776	0.29%
Time deposits	278,181	0.30%	329,244	0.57%
Total interest-bearing deposits	$1,640,273	0.46%	$1,421,757	0.60%
Total deposits	$2,261,173	0.33%	$1,805,504	0.47%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2022 was 27.5% and for the year ended December 31, 2021 was 21.3%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of March 31, 2022	As of December 31, 2021
FHLB advances	$50,000	$50,000
Line of Credit	1,000	1,000
Note Payable - Subordinated Debt	80,507	—
Total borrowings	$131,507	$51,000

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks, real estate loans and investment securities. As of March 31, 2022 and December 31, 2021, total borrowing capacity under this arrangement was $760.8 million and $601.0 million, respectively.

FHLB advances of $50.0 million were outstanding at March 31, 2022 and December 31, 2021. Our cost of FHLB advances was 0.87% for the three months ended March 31, 2022 and 0.79% for the year ended December 31, 2021. In addition, letters of credit with the FHLB in the amount of $97.5 million and $100.5 million were outstanding at March 31, 2022 and December 31, 2021, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits.

Line of Credit - Senior Debt. On March 10, 2021, notes totaling $20.9 million outstanding at December 31, 2020 were consolidated into a new revolving line of credit loan with a third party lender with new funds of $10.0 million for a total facility of $30.9 million. The line of credit bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest is due at maturity. As of March 31, 2022 and December 31, 2021, the outstanding principal balance was $1.0 million. The line of credit is secured by 100% of the outstanding stock of the Bank.

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

On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. Please see “—Subordinated Notes Offering” above.

Our cost of notes payable was 4.93% and 5.08% for the three months ended March 31, 2022 and 2021, respectively.

For additional information on our advances from the FHLB and other borrowings, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the three months ended March 31, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits and borrowings.

As of March 31, 2022 and December 31, 2021, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $50.5 million in federal funds. The Company had no advances outstanding under these lines of credit at March 31, 2022 and December 31, 2021.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $2.63 billion for the three months ended March 31, 2022 and $2.06 billion for the year ended December 31, 2021.

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2022	2021
Sources of Funds:
Deposits:
Noninterest-bearing	23.6%	18.6%
Interest-bearing	62.4%	68.9%
FHLB advances	1.9%	2.7%
Notes payable	0.1%	1.1%
Other liabilities	0.5%	0.4%
Shareholders’ equity	11.5%	8.3%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	83.3%	79.1%
Securities (available for sale and held to maturity)	1.1%	1.4%
Federal funds sold and other interest-earning assets	9.9%	13.0%
Other noninterest-earning assets	5.7%	6.5%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	27.5%	21.3%
Average total loans to average deposits	97.7%	91.2%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of March 31, 2022, we had $891.9 million in outstanding commitments to extend credit and $9.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $606.2 million in outstanding commitments to extend credit and $14.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2022 and December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of March 31, 2022, we had cash and cash equivalents of $371.3 million, compared to $327.0 million as of December 31, 2021. The increase was primarily due to an increase in deposits of $446.0 million and offset by loan growth of $379.2 million.

Capital Resources

Total shareholders’ equity increased to $301.2 million as of March 31, 2022, compared to $299.0 million as of December 31, 2021, an increase of $2.2 million, or 0.7%. This increase was primarily the result of $2.1 million in net income for the three months ended March 31, 2022.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of March 31, 2022 and 2021, and December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated.

	Actual
	March 31, 2022	December 31, 2021	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	13.7%	12.3%	4.0%	4.0%	5.0%
Common equity tier 1 capital (to risk weighted assets)	12.4%	12.6%	4.5%	7.0%	6.5%
Tier 1 capital (to risk weighted assets)	12.4%	12.6%	6.0%	8.5%	8.0%
Total capital (to risk weighted assets)	13.2%	13.5%	8.0%	10.5%	10.0%

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2022		As of December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	14.35%	17.54%	8.22%	16.74%
+ 200	9.13%	11.91%	4.80%	11.29%
+ 100	4.17%	5.96%	1.83%	5.74%
Base	—	—	—	—
–100	0.00%	(3.21)%	2.34%	(2.36)%

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

See “Part I – Financial Information – Item 1. Financial Statements – Note 1.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective as of the end of the period covered by this Form 10-Q.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and such other risk factors as we may disclose in other reports and statements filed with the Securities and Exchange Commission (the “SEC”). There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K filed with the SEC on March 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 9, 2021, the Company's common stock began trading on the NASDAQ Global Select market under the symbol “TCBX”. We issued and sold an aggregate of 4,025,000 shares of our common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $25.00 per share, for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and offering expenses. Aggregate net proceeds of our initial public offering were $92.0 million after deducting underwriting discounts and offering expenses. The initial closing of our initial public offering occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-260291), which was declared effective by the SEC on November 8, 2021, and was supplemented by a Registration Statement on Form S-1 (File No. 333-260887) filed pursuant to Rule 462(b). We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. In connection with the closing of our initial public offering, we issued an aggregate of 49,750 shares of restricted stock to our directors and executive officers. Stephens Inc., Piper Sandler & Co., and Deutsche Bank Securities Inc. acted as underwriters. The offering commenced on November 8, 2021, did not terminate until the sale of all of the shares offered, and was closed on November 17, 2021. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus for the initial public offering, filed with the SEC on November 9, 2021 pursuant to Rule 424(b) of the Securities Act. We intend to use the net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital and potential future acquisition opportunities.

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
4.2

Indenture, dated as of March 31, 2022, by and between Third Coast Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

4.3	Form of 5.500% Fixed-to-Floating Rate Subordinated Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
10.1

Form of Subordinated Note Purchase Agreement, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).#

10.2

Form of Registration Rights Agreement, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

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

# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Third Coast Bancshares, Inc.

Date: May 5, 2022	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: May 5, 2022	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer