Form 10-Q
period 2022-06-30
Third Coast Bancshares, Inc.
filed 2022-08-09
CIK 1781730

- Draft review and test completed. No issues found.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 13,501,461 shares of common stock, par value $1.00 per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2022	2021
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$317,462	$326,733
Federal funds sold	2,741	292
Total cash and cash equivalents	320,203	327,025
Interest bearing time deposits in other banks	132	131
Investment securities available for sale	157,261	26,432
Loans, net of allowance for loan loss of $26,666 and $19,295 at June 30, 2022 and December 31, 2021, respectively	2,722,511	2,049,429
Accrued interest receivable	12,568	10,228
Premises and equipment, net	22,888	19,045
Other real estate owned	—	1,676
Bank-owned life insurance	51,919	26,528
Non-marketable equity securities, at cost	15,213	7,527
Deferred tax asset, net	7,179	4,123
Core Deposit Intangible, net	1,211	1,292
Goodwill	18,034	18,034
Other assets	28,943	7,942
Total assets	$3,358,062	$2,499,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$519,614	$531,401
Interest bearing	2,378,650	1,609,798
Total deposits	2,898,264	2,141,199
Accrued interest payable	1,683	437
Other liabilities	26,906	7,769
FHLB advances	18,000	50,000
Line of credit - Senior Debt	30,875	1,000
Note payable - Subordinated Debt, net	80,367	—
Total liabilities	3,056,095	2,200,405
Shareholders' equity:
Common stock, $1 par value; 50,000,000 shares authorized; 13,542,555 and 13,481,786 issued; and 13,464,093 and 13,403,324 outstanding at June 30, 2022 and December 31, 2021, respectively	13,543	13,482
Additional paid-in capital	250,413	249,202
Retained earnings	40,393	36,029
Accumulated other comprehensive (loss) income	(1,283)	1,393
Treasury stock: at cost; 78,462 shares at June 30, 2022 and December 31, 2021	(1,099)	(1,099)
Total shareholders' equity	301,967	299,007
Total liabilities & shareholders' equity	$3,358,062	$2,499,412

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$31,164	$23,522	$57,846	$48,720
Investment securities available-for-sale	894	261	1,170	513
Federal funds sold and deposits in other banks	451	148	677	323
Total interest income	32,509	23,931	59,693	49,556
Interest expense:
Deposit accounts	3,443	2,213	5,287	4,590
FHLB advances and notes payable	1,328	504	1,458	1,034
Total interest expense	4,771	2,717	6,745	5,624
Net interest income	27,738	21,214	52,948	43,932
Provision for loan losses	3,350	—	7,350	1,500
Net interest income after provision for loan losses	24,388	21,214	45,598	42,432
Noninterest income:
Service charges and fees	617	770	1,236	1,242
Earnings on bank-owned life insurance	248	148	391	276
Derivative fees	123	—	829	—
Other	278	191	476	341
Total noninterest income	1,266	1,109	2,932	1,859
Noninterest expense:
Salaries and employee benefits	13,994	12,512	27,318	22,475
Data processing and network expense	932	820	1,854	1,430
Occupancy and equipment expense	1,830	1,195	3,703	2,391
Legal and professional	2,001	1,564	3,747	2,679
Loan operations and other real estate owned expense	282	170	560	1,193
Advertising and marketing	467	406	894	810
Telephone and communications	99	168	199	361
Software purchases and maintenance	201	192	399	343
Regulatory assessments	956	294	1,601	343
Loss (gain) on sale of other real estate owned	350	(31)	350	344
Other	1,661	489	2,329	928
Total noninterest expense	22,773	17,779	42,954	33,297
Net income before income tax expense	2,881	4,544	5,576	10,994
Income tax expense	604	955	1,212	2,309
Net income	$2,277	$3,589	$4,364	$8,685

Earnings per common share:
Basic earnings per share	$0.17	$0.57	$0.33	$1.38
Diluted earnings per share	$0.16	$0.55	$0.32	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net Income	$2,277	$3,589	$4,364	$8,685
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding (loss) gain arising during the period	(2,695)	374	(3,285)	311
Income tax benefit (expense)	566	(78)	690	(65)
Other comprehensive (loss) income on securities	(2,129)	296	(2,595)	246
Unrealized gain (loss) on derivatives:
Unrealized holding loss arising during the period	—	—	—	(216)
Unrealized gain on termination fee from derivatives	—	—	—	945
Reclassification adjustment for accretion recorded in interest expense during the period	(52)	(57)	(103)	(75)
Income tax benefit (expense)	11	11	22	(138)
Other comprehensive (loss) income on derivatives	(41)	(46)	(81)	516
Total other comprehensive (loss) income	(2,170)	250	(2,676)	762
Total comprehensive income	$107	$3,839	$1,688	$9,447

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

				Accumulated		Less:
		Additional		Other		ESOP-
	Common	Paid in	Retained	Comprehensive	Treasury	Owned
(Dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2020	$6,350	$91,462	$24,605	$279	$(978)	$(1,302)	$120,416
Net income	—	—	8,685	—	—	—	8,685
Share-based compensation	—	184	—	—	—	—	184
Stock options exercised	55	705	—	—	—	—	760
Common stock issued from private placement offering	227	5,228	—	—	—	—	5,455
Issuance of common stock to ESOP	15	242	—	—	—	(257)	—
Net change in fair value of ESOP shares	—	—	—	—	—	(317)	(317)
Other comprehensive income, net of tax	—	—	—	762	—	—	762
Balance, June 30, 2021	$6,647	$97,821	$33,290	$1,041	$(978)	$(1,876)	$135,945
(Dollars in thousands)
Balance, December 31, 2021	$13,482	$249,202	$36,029	$1,393	$(1,099)	$—	$299,007
Net income	—	—	4,364	—	—	—	4,364
Share-based compensation	—	609	—	—	—	—	609
Stock options exercised	8	108	—	—	—	—	116
Issuance of common stock to ESOP	22	525	—	—	—	—	547
Restricted stock grants	31	(31)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(2,676)	—	—	(2,676)
Balance, June 30, 2022	$13,543	$250,413	$40,393	$(1,283)	$(1,099)	$—	$301,967

				Accumulated		Less:
		Additional		Other		ESOP-
	Common	Paid in	Retained	Comprehensive	Treasury	Owned
(Dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Balance, March 31, 2021	$6,402	$92,254	$29,701	$791	$(978)	$(1,778)	$126,392
Net income	—	—	3,589	—	—	—	3,589
Share-based compensation	—	115	—	—	—	—	115
Stock options exercised	13	131	—	—	—	—	144
Common stock issued from private placement offering	227	5,228	—	—	—	—	5,455
Issuance of common stock to ESOP	5	93	—	—	—	(98)	—
Other comprehensive income, net of tax	—	—	—	250	—	—	250
Balance, June 30, 2021	$6,647	$97,821	$33,290	$1,041	$(978)	$(1,876)	$135,945
(Dollars in thousands)
Balance, March 31, 2022	$13,524	$249,775	$38,116	$887	$(1,099)	$—	$301,203
Net income	—	—	2,277	—	—	—	2,277
Share-based compensation	—	330	—	—	—	—	330
Stock options exercised	5	57	—	—	—	—	62
Issuance of common stock to ESOP	11	254	—	—	—	—	265
Restricted stock grants	3	(3)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(2,170)	—	—	(2,170)
Balance, June 30, 2022	$13,543	$250,413	$40,393	$(1,283)	$(1,099)	$—	$301,967

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$4,364	$8,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,350	1,500
Changes in deferred tax asset, net	(2,344)	—
Share based compensation expense	609	184
Gain on sale of SBA loans	(98)	—
Loss on sale of other real estate owned	350	344
Amortization of premium on securities, net	184	20
Accretion of fees on derivative instruments	(103)	(75)
Accretion of SBA Paycheck Protection Program Fees	(1,817)	(12,710)
Depreciation, amortization and accretion	(105)	414
Earnings on bank-owned life insurance	(391)	(276)
Proceeds from sale of loans held for sale	—	2,345
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(23,342)	(1,100)
Accrued interest payable and other liabilities	20,383	841
Net cash provided by operating activities	5,040	172
Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	—	(2)
Increase in non-marketable equity securities	(7,687)	(3,626)
Investment securities available-for-sale activity:
Purchases	(135,063)	(1,000)
Maturities, calls and principal paydowns	766	894
Termination fee proceeds from derivative instruments	—	945
Net originations on loans held for investment	(677,354)	17,290
Net additions to bank premises and equipment	(4,951)	(1,511)
Proceeds from sales of foreclosed assets	1,326	1,337
Purchase of bank owned life insurance	(25,000)	—
Net cash (used in) provided by investing activities	(847,963)	14,327
Cash flows from financing activities:
Net increase in deposits	757,244	149,616
Net repayment of FHLB Advances	(32,000)	(20,000)
Net proceeds from subordinated debt offering	80,319	—
Proceeds from (repayment of) notes payable	29,875	(375)
Proceeds from issuance of common stock - 2021 private placement offering	—	5,455
Proceeds from issuance of common stock - ESOP Contributions	547	257
Proceeds from stock options exercised	116	760
Net cash provided by financing activities	836,101	135,713
Change in cash and cash equivalents	(6,822)	150,212
Cash and cash equivalents at beginning of period	327,025	203,560
Cash and cash equivalents at end of period	$320,203	$353,772

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,101	$5,973
Cash paid for income taxes	$3,750	$6,500
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use lease assets obtained in exchange for operating lease liabilities	$13,150	$—
Net increase in fair value of ESOP-owned shares	$—	$(317)

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, SSB, a Texas state savings bank (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company”), provide general consumer and commercial banking services through 14 branch offices located in the North, Central and Southeast regions of Texas. Branch locations include: Humble, Beaumont, Port Arthur, Houston, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon and Georgetown. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

June 30, 2022 and December 31, 2021

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

Certain Acquired Loans

Acquired loans purchased from third parties are recorded at their estimated fair value at the acquisition date and are initially classified as either purchased credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (“acquired performing loans”).

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

Loans Held for Sale and Servicing Assets

Loans held for sale include mortgage loans originated with the intent to sell on the secondary market. Mortgage loans held for sale are held for an interim period of usually less than 30 days. Accordingly, these loans are carried at aggregate cost and deemed to be the equivalent of fair value based on the short-term nature of the loans. At June 30, 2022 and December 31, 2021, the Company had no loans held for sale.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At June 30, 2022 and December 31, 2021, the Company was servicing loans previously sold of approximately $9.2 million and $8.7 million, respectively. The related servicing assets were not material to the consolidated financial statements at June 30, 2022 and December 31, 2021.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

Revenues from Contracts with Customers

The Company’s revenues from services such as deposit related fees, wire transfer fees, interchange fees on debit cards, ATM fees, and merchant fee income are presented within the service charges and fees category in the accompanying consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the customer.

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $894,000 and $810,000 for the six months ended June 30, 2022 and 2021, respectively, and $467,000 and $406,000 for the three months ended June 30, 2022 and 2021. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

Recently Issued Accounting Standard - Not Yet Adopted

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

2.
Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$424	$—	$2	$422
Mortgage-backed securities	20,665	—	22	20,643
U.S. Treasury bonds	100,911	—	868	100,043
Corporate bonds	37,547	143	1,537	36,153
	$159,547	$143	$2,429	$157,261

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

The amortized cost and estimated fair value of securities available for sale at June 30,2022, by contractual maturity, are shown below.

	June 30, 2022
	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one year to five years	101,335	100,465
Due from five to ten years	37,547	36,153
	138,882	136,618
Mortgage-backed securities	20,665	20,643
	$159,547	$157,261

The following table summarizes securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2022
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$2	$—	$2	$422
Mortgage-backed securities	22	—	22	656
U.S. Treasury bonds	868	—	868	100,043
Corporate bonds	1,537	—	1,537	29,261
	$2,429	$—	$2,429	$130,382

	December 31, 2021
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
U.S. Treasury bonds	—	—	—	—
Corporate bonds	—	1	1	3,999
	$—	$1	$1	$3,999

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

There were 23 investments in an unrealized loss position at June 30, 2022, and two investments in an unrealized loss position at December 31, 2021. The Company does not consider any securities to be other-than-temporarily impaired. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities, and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal because of credit concerns on these securities.

There were no securities pledged as collateral as of June 30, 2022 and December 31, 2021.
3.
Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
Non-farm non-residential owner occupied	$508,864	$383,941
Non-farm non-residential non-owner occupied	464,530	445,308
Residential	273,415	213,264
Construction, development & other	440,925	320,335
Farmland	23,895	9,934
Commercial & industrial	914,845	611,348
Consumer	3,706	4,001
Municipal and other	118,997	80,593
	2,749,177	2,068,724
Allowance for loan losses	(26,666)	(19,295)
Loans, net	$2,722,511	$2,049,429

Total loans are presented net of unaccreted discounts and deferred fees totaling $8.1 million and $6.5 million at June 30, 2022 and December 31, 2021, respectively.

The Company had $8.8 million and $81.6 million in outstanding loan balances related to the guaranteed SBA Paycheck Protection Program (“PPP”) as of June 30, 2022 and December 31, 2021, respectively. These loans are included within the commercial and industrial loan balances throughout the footnotes.

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

	June 30,		December 31,
	2022		2021
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$964	$—	$1,008	$-
Non-farm non-residential non-owner occupied	323	—	346	—
Residential	116	—	127	—
Construction, development & other	232	—	244	—
Farmland	—	—	—	—
Commercial & industrial	8,165	387	8,297	278
Consumer	—	—	—	—
Municipal and other	—	—	—	—
Purchased credit impaired	6	—	8	—
	$9,806	$387	$10,030	$278

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

As of June 30, 2022 and 2021, the amount of income that would have been accrued for loans on non-accrual was approximately $524,000 and $984,000, respectively.

An age analysis of past due loans, segregated by class of loans, were as follows:

	June 30, 2022
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$269	$—	$964	$1,233	$507,631	$508,864
Non-farm non-residential non-owner occupied	191	—	323	514	463,263	463,777
Residential	458	655	116	1,229	272,186	273,415
Construction, development & other	—	—	232	232	436,614	436,846
Farmland	—	—	—	—	23,895	23,895
Commercial & industrial	4,334	472	8,552	13,358	901,428	914,786
Consumer	2	—	—	2	3,704	3,706
Municipal and other	—	—	—	—	118,997	118,997
Purchased credit impaired	—	—	6	6	4,885	4,891
	$5,254	$1,127	$10,193	$16,574	$2,732,603	$2,749,177

	December 31, 2021
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$291	$—	$1,008	$1,299	$382,642	$383,941
Non-farm non-residential non-owner occupied	161	—	346	507	444,079	444,586
Residential	230	—	127	357	212,822	213,179
Construction, development & other	—	395	244	639	315,584	316,223
Farmland	—	—	—	—	9,934	9,934
Commercial & industrial	960	457	8,575	9,992	601,291	611,283
Consumer	9	—	—	9	3,992	4,001
Municipal and other	18	1	—	19	80,574	80,593
Purchased credit impaired	—	—	8	8	4,976	4,984
	$1,669	$853	$10,308	$12,830	$2,055,894	$2,068,724

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

Impaired Loans

The following tables present impaired loans by class of loans:

	June 30, 2022
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during period
Real estate loans:
Non-farm non-residential owner occupied	$964	$964	$—	$964	$—	$986
Non-farm non-residential non-owner occupied	5,569	5,563	—	5,563	—	5,596
Residential	119	116	—	116	—	122
Construction, development & other	229	232	—	232	—	238
Farmland	—	—	—	—	—	—
Commercial & industrial	15,047	7,477	7,574	15,051	1,686	13,504
Consumer	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
Purchased credit impaired	58	—	58	58	15	62
	$21,986	$14,352	$7,632	$21,984	$1,701	$20,508

	December 31, 2021
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$1,008	$—	$1,008	$—	$1,051
Non-farm non-residential non-owner occupied	5,641	5,630	—	5,630	—	5,680
Residential	130	127	—	127	—	138
Construction, development & other	241	244	—	244	—	255
Farmland	—	—	—	—	—	—
Commercial & industrial	8,297	7,331	967	8,298	290	9,117
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Purchased credit impaired	65	—	65	65	17	71
	$15,382	$14,340	$1,032	$15,372	$307	$16,312

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $210,000 and $99,000 for the six months ended June 30, 2022 and 2021, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

Troubled Debt Restructuring

During the six months ended June 30, 2022, the terms of one loan were modified as a troubled debt restructuring (“TDR”). The terms of three loans were modified as TDRs prior to December 31, 2021. The following table presents modifications of loans the Company considers to be TDR loans:

June 30, 2022
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$851	$851	$—	$851	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	1	785	785	—	785	—
Consumer	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
	4	$1,636	$1,636	$—	$1,636	$—

December 31, 2021
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$927	$927	$—	$927	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	2	758	758	—	758	—
Consumer	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
	5	$1,685	$1,685	$—	$1,685	$—

No loans modified under a TDR during the previous twelve-month period were in default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. At June 30, 2022 and December 31, 2021, the Company had no commitments to lend additional funds to borrowers with loans whose terms had been modified under TDRs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

COVID-19 Loan Deferments

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of COVID-19. During March of 2020 and to help mitigate these effects, the Company began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers could apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At June 30, 2022 and December 31, 2021, the Company had approximately 400 and 500 loans totaling $190.4 million and $223.6 million, respectively, in outstanding loan balances that were subject to deferral and modification agreements due to COVID-19 whereby the principal and/or interest payments were deferred to the end of each loan term. Subsequent to the approved deferral period, customers resumed their regular payments. The Coronavirus Aid, Relief, and Economic Security Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At June 30, 2022 and December 31, 2021, $4.0 million and $4.4 million, respectively, in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

The following tables summarize the Company’s internal ratings of its loans:

	June 30, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$497,740	$4,618	$6,506	$—	$—	$508,864
Non-farm non-residential non-owner occupied	456,855	—	6,922	753	—	464,530
Residential	272,370	—	1,045	—	—	273,415
Construction, development & other	436,614	—	232	4,079	—	440,925
Farmland	23,895	—	—	—	—	23,895
Commercial & industrial	909,153	427	5,206	59	—	914,845
Consumer	3,685	21	—	—	—	3,706
Municipal and other	118,997	—	—	—	—	118,997
	$2,719,309	$5,066	$19,911	$4,891	$—	$2,749,177

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development & other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial & industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Municipal and other	80,593	—	—	—	—	80,593
	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

Allowance for Loan Losses

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration has been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at June 30, 2022 and December 31, 2021.

The following tables detail the activity in the allowance for loan losses by portfolio segment:

	For the Six Months Ended June 30, 2022
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,456	$596	$—	$—	$4,052
Non-farm non-residential non-owner occupied	5,935	(649)	—	—	5,286
Residential	957	(130)	—	—	827
Construction, development & other	2,064	199	—	—	2,263
Farmland	45	24	—	—	69
Commercial & industrial	6,500	7,346	—	8	13,854
Consumer	6	(15)	—	13	4
Municipal and other	332	(21)	—	—	311
	$19,295	$7,350	$—	$21	$26,666

	For the Six Months Ended June 30, 2021
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,608	$1,328	$—	$—	$3,936
Non-farm non-residential non-owner occupied	3,107	1,223	—	—	4,330
Residential	1,218	(168)	—	—	1,050
Construction, development & other	932	(250)	—	—	682
Farmland	32	2	—	—	34
Commercial & industrial	3,858	(595)	(170)	99	3,192
Consumer	35	(27)	—	2	10
Municipal and other	189	(13)	(18)	2	160
	$11,979	$1,500	$(188)	$103	$13,394

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

	For the Three Months Ended June 30, 2022
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$4,087	$(35)	$—	$—	$4,052
Non-farm non-residential non-owner occupied	5,613	(327)	—	—	5,286
Residential	766	61	—	—	827
Construction, development & other	2,324	(61)	—	—	2,263
Farmland	44	25	—	—	69
Commercial & industrial	10,173	3,677	—	4	13,854
Consumer	5	(1)	—	—	4
Municipal and other	300	11	—	—	311
	$23,312	$3,350	$—	$4	$26,666

	For the Three Months Ended June 30, 2021
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$4,152	$(216)	$—	$—	$3,936
Non-farm non-residential non-owner occupied	4,132	198	—	—	4,330
Residential	938	112	—	—	1,050
Construction, development & other	702	(20)	—	—	682
Farmland	32	2	—	—	34
Commercial & industrial	3,323	(57)	(170)	96	3,192
Consumer	12	(4)	—	2	10
Municipal and other	180	(15)	(5)	—	160
	$13,471	$—	$(175)	$98	$13,394
The following tables summarize the allocation of the allowance for loan losses, by portfolio segment, for loans evaluated for impairment individually and collectively:

	June 30, 2022
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$4,052	$—	$4,052
Non-farm non-residential non-owner occupied	—	5,286	—	5,286
Residential	—	827	—	827
Construction, development & other	—	2,263	—	2,263
Farmland	—	69	—	69
Commercial & industrial	1,686	12,153	15	13,854
Consumer	—	4	—	4
Municipal and other	—	311	—	311
	$1,686	$24,965	$15	$26,666

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

	December 31, 2021
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,456	$—	$3,456
Non-farm non-residential non-owner occupied	—	5,935	—	5,935
Residential	—	957	—	957
Construction, development & other	—	2,064	—	2,064
Farmland	—	45	—	45
Commercial & industrial	290	6,193	17	6,500
Consumer	—	6	—	6
Municipal and other	—	332	—	332
	$290	$18,988	$17	$19,295

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	June 30, 2022
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$964	$507,900	$—	$508,864
Non-farm non-residential non-owner occupied	5,563	458,967	—	464,530
Residential	116	273,299	—	273,415
Construction, development & other	232	440,693	—	440,925
Farmland	—	23,895	—	23,895
Commercial & industrial	15,051	899,736	58	914,845
Consumer	—	3,706	—	3,706
Municipal and other	—	118,997	—	118,997
	$21,926	$2,727,193	$58	$2,749,177

	December 31, 2021
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$382,933	—	$383,941
Non-farm non-residential non-owner occupied	5,630	439,678	—	445,308
Residential	127	213,137	—	213,264
Construction, development & other	244	320,091	—	320,335
Farmland	—	9,934	—	9,934
Commercial & industrial	8,298	602,985	65	611,348
Consumer	—	4,001	—	4,001
Municipal and other	—	80,593	—	80,593
	$15,307	$2,053,352	$65	$2,068,724

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

Certain Acquired Loans

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

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCI loans:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
Non-farm non-residential owner occupied	$—	$—
Non-farm non-residential non-owner occupied	784	820
Residential	83	181
Construction, development & other	5,114	5,169
Farmland	—	—
Commercial & industrial	60	66
Consumer	—	—
Municipal and other	—	—
Total outstanding balances	$6,041	$6,236
Carrying amount	$4,891	$4,984

The accretable discount is accreted into income using the interest method over the life of the loans. At June 30, 2022 and December 31, 2021, unaccreted discounts on PCI loans totaled $838,000 and $926,000, respectively, and were included in net loans in the accompanying consolidated balance sheets.

At June 30, 2022 and December 31, 2021, the allowance for loan losses related to the PCI loans disclosed above was $15,000 and $17,000, respectively.

Accretable yield, or income expected to be collected on PCI loans was as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$926	$2,261
Accretion of income	(88)	(1,335)
Balance at end of period	$838	$926

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated	June 30,	December 31,
(Dollars in thousands)	Useful Life	2022	2021
Building and building improvements	30 years or 3 - 10 years	$12,479	$12,156
Land		3,894	3,894
Equipment	3 - 5 years	5,169	4,308
Leasehold improvements	3 - 10 years	4,984	2,888
Furniture and fixtures	3 - 5 years	2,908	2,541
Construction in process		2,478	1,174
		31,912	26,961
Accumulated depreciation		(9,024)	(7,916)
		$22,888	$19,045

Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to approximately $1,108,000 and $807,000, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Transaction accounts:
Noninterest bearing demand accounts	$519,614	$531,401
Interest bearing demand accounts	2,107,779	1,298,546
Savings	38,472	33,539
Total transaction accounts	2,665,865	1,863,486
Time deposits	232,399	277,713
Total deposits	$2,898,264	$2,141,199

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $113.7 million and $113.2 million as of June 30, 2022 and December 31, 2021, respectively.

Scheduled maturities of time deposits at June 30, 2022 are as follows:

(Dollars in thousands)
2022 (six months remaining)	$138,524
2023	87,179
2024	2,841
2025	1,622
2026	1,550
2027 and thereafter	683
$232,399

At June 30, 2022 and December 31, 2021, the aggregate amount of demand deposit overdrafts that were reclassified as loans was $60,000 and $28,000, respectively.

Deposits received from related parties at June 30, 2022 and December 31, 2021, totaled approximately $16.8 million and $19.0 million, respectively.

6.
Income Taxes

During the six months ended June 30, 2022 and 2021, the Company recorded income tax provision expense of $1.2 million and $2.3 million, reflecting an effective tax rate of 21.7% and 21.0%, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

7.
FHLB Advances and Other Borrowings

Senior Debt

On March 10, 2021, the Company combined a $10,000,000 promissory note scheduled to mature on August 31, 2021, with the remaining balance of a $10,875,000 note scheduled to mature on March 10, 2021. The remaining balance of the two aforementioned notes totaling $20,875,000 was consolidated into a new revolving line of credit loan with new funds of $10,000,000 for a total facility of $30,875,000. The note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt and subordinated notes offering described below. As of June 30, 2022, the outstanding balance was $30,875,000.

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

The Notes were issued under an Indenture, dated as of March 31, 2022 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. The Notes will mature on April 1, 2032. From and including March 31, 2022, to, but excluding, April 1, 2027 or the date of early redemption, the Company will pay interest on the Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2022, at a fixed interest rate of 5.500% per annum. From and including April 1, 2027, to, but excluding, the maturity date or the date of early redemption (the “Floating Rate Period”), the Company will pay interest on the Notes at a floating interest rate. The floating interest rate will be reset quarterly, and the interest rate for any Floating Rate Period shall be equal to the then-current Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 315 basis points for each quarterly interest period during the Floating Rate Period. Interest payable on the Notes during the Floating Rate Period will be paid quarterly in arrears on January 1, April 1, July 1 and October 1, of each year, commencing on July 1, 2027. Notwithstanding the foregoing, in the event that Three-Month Term SOFR is less than zero, then Three-Month Term SOFR rate shall be deemed to be zero.

On March 31, 2022, in connection with the issuance and sale of the Notes, the Company entered into Registration Rights Agreements with the Purchasers. Under the terms of the Registration Rights Agreements, the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes. The exchange offer under the Registration Rights Agreement was completed on July 19, 2022.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

The Company may, at its option, redeem the Notes (i) in whole or in part beginning with the interest payment date on April 1, 2027, and on any interest payment date thereafter, or (ii) in whole, but not in part, upon the occurrence of a “Tier 2 Capital Event,” a “Tax Event,” or “Investment Company Event”. The redemption price for any redemption is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to the extent then required under applicable laws or regulations, including capital adequacy rules or regulations.

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

The Notes are general unsecured, subordinated obligations of the Company and rank junior to all of its existing and future Senior Indebtedness, including all of its general creditors. The Notes will be equal in right of payment with any of the Company’s existing and future subordinated indebtedness, and will be senior to the Company’s obligations relating to any junior subordinated debt securities. In addition, the Notes are effectively subordinated to all secured indebtedness of the Company, including without limitation, the Bank’s liabilities to depositors in connection with deposits in the Bank, to the extent of the value of the collateral securing such indebtedness.

In connection with the above offering, the Company incurred approximately $1,931,000 in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of June 30, 2022, the Company had $80,367,000 in outstanding principal, net of $1,883,000 in unamortized debt issuance costs.

FHLB Borrowings

At June 30, 2022, FHLB advances represented $18,000,000 in FHLB Owns the Option (FOTO) borrowings with a floating rate of 1.020% maturing on August 2, 2029. The FOTO borrowing has quarterly call options that began on November 4, 2019. The call feature allows the FHLB to terminate the entire outstanding balance at each option date and, in the event the option is exercised, replacement funding will be made available at then prevailing interest rates. FHLB advances are collateralized by FHLB stock, real estate loans and investment securities. The approximate amount of loans and investment securities that collateralize borrowings at June 30, 2022 and December 31, 2021 was $891.8 million and $601.0 million, respectively. At June 30, 2022, letters of credit with FHLB for $102.4 million were outstanding with expirations ranging from July 2022 through June 2023.

Contractual maturities of FHLB advances and other borrowings at June 30, 2022 were as follows:

(Dollars in thousands)	FHLB Advances	Senior Debt Borrowings	Subordinated Debt Borrowings
2022 (six months remaining)	$—	$30,875	$—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027 and thereafter	18,000	—	80,367
	$18,000	$30,875	$80,367

At June 30, 2022 and December 31, 2021, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $50.5 million. The Company had no advances outstanding under these lines at June 30, 2022 and December 31, 2021.

On August 1, 2022, the FHLB exercised a call option on the FOTO advance scheduled to mature on August 2, 2029. The Company paid off the advance in full on that date.

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At June 30, 2022, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At June 30, 2022, there were 153,891 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At June 30, 2022, there were 8,000 shares remaining available for grant for future awards under the Director Plan.

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At June 30, 2022, there were no shares remaining available for grant for future awards.

Stock Options

During the six months ended June 30, 2022, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the six months ended June 30, 2022 and for the year ended December 31, 2021 were granted with an exercise price ranging from $16.43 to $25.76.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the six months ended June 30, 2022: risk-free interest rate ranging from 1.45% to 3.03%, dividend yield of 0.00%; estimated volatility ranging from 10.00% to 38.00%, and expected lives of options of 7.5 years. The following assumptions were used for options granted in the six months ended June 31, 2021: risk-free interest rate ranging from 0.70% to 1.42%, dividend yield of 0.00%; estimated volatility of 10.00%, and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

For the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $279,000 and $184,000, respectively, associated with stock options. As of June 30, 2022, there was approximately $2.3 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for the six months ended June 30, 2022 and 2021 is presented below:

	June 30,		June 30,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,220,428	$17.83	660,251	$14.37
Granted during the period	54,000	24.26	538,250	18.98
Forfeited during the period	(37,500)	24.00	(33,280)	15.83
Exercised during the period	(7,950)	14.63	(55,047)	13.80
Outstanding at the end of period	1,228,978	$17.95	1,110,174	$16.59
Options exercisable at end of period	530,958	$14.98	390,004	$13.43
Weighted-average grant date fair value of options granted during the period		$8.44		$2.93

A summary of weighted average remaining life is presented below:

(Dollars in thousands, except share and per share data)	June 30, 2022			June 30, 2021
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	159,053	2.45	159,053	186,316	3.31	186,316
$13.00 - $16.99	492,175	6.98	296,555	539,358	7.96	203,688
$17.00 - $26.99	577,750	9.07	75,350	384,500	9.92	—
	1,228,978	7.38	530,958	1,110,174	7.86	390,004

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $5.3 million and $3.7 million, respectively, at June 30, 2022. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $2.6 million and $1.9 million, respectively, at June 30, 2021.

The intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $70,000 and $190,000, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	June 30,		June 30,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	858,670	$3.15	262,670	$2.42
Granted during the period	54,000	8.44	538,250	2.93
Vested during the period	(177,150)	2.96	(47,470)	3.42
Forfeited during the period	(37,500)	3.76	(33,280)	—
Nonvested at end of period	698,020	$3.57	720,170	$2.72

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

Warrants

As consideration for the financial risks undertaken by certain organizers of the Company, the Company has outstanding stock warrants that are initially exercisable to purchase one share of common stock for each warrant held.

A summary of the Company’s stock warrant activity is presented below:

	June 30,		June 30,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares Underlying Warrants	Weighted- Average Exercise Price	Shares Underlying Warrants	Weighted- Average Exercise Price
Outstanding at beginning of period	4,285	$11.00	6,000	$11.00
Granted	—	—	—	—
Exercised	—	—	—	-
Expired or forfeited	—	—	—	—
Outstanding at end of period	4,285	$11.00	6,000	$11.00
Exercisable at end of period	4,285	$11.00	6,000	$11.00

The weighted average remaining contractual life of stock warrants outstanding at June 30, 2022 was 1 year. The warrants are exercisable over a ten-year period that expires on July 1, 2023.

Restricted Stock Awards

The Company granted restricted stock awards (“RSAs”) to certain executive officers and employees of the Company during the six months ended June 30, 2022. No RSAs were awarded or were outstanding during the six months ended June 30, 2021. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted stock have full voting rights. Generally, the awards vest ratably over a two-to-four year period, but vesting periods may vary.

A summary of the activity for non-vested RSAs for the six months ended June 30, 2022 is presented below:

	June 30,
	2022
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	49,750	$24.00
Granted during the period	30,632	24.81
Vested during the period	—	—
Forfeited during the period	—	—
Nonvested at the end of period	80,382	$24.31

Compensation expense for restricted stock awards is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized stock-based compensation expense associated with RSAs of approximately $330,000 during the six months ended June 30, 2022. As of June 30, 2022, there was approximately $1.5 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over the remaining vesting periods.

9.
Leases

Operating Leases

The Company leases certain office space and stand-alone buildings which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of June 30, 2022, the Company's operating lease ROU asset and operating lease liability totaled $12.6 million and $12.6 million, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

similar term in a similar economic environment. The Company was unable to determine the implicit interest rate in any of the leases and therefore used its incremental borrowing rate.

As of June 30, 2022, the weighted-average discount rate for the Company's operating leases was 4.00%. The Company's lease terms range from five months to one hundred forty-four months. The weighted-average remaining term of the leases was 9.0 years.

Lease costs for the period shown below were as follows:

June 30,
(Dollars in thousands)	2022
Operating lease cost	$1,139
Short-term lease cost	322
Total lease cost	$1,461

Total operating lease expense for the six months ended June 30, 2022 and 2021 was $1,461,000 and $630,000, respectively.

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2027 and thereafter is presented below:

June 30,
(Dollars in thousands)	2022
2022 (six months remaining)	$877
2023	2,068
2024	2,341
2025	2,335
2026	2,385
2027 and thereafter	13,902
Total undiscounted lease liability	23,908
Less:
Discount on cash flows	(2,571)
Lease signed, but not yet commenced	(8,687)
Total operating lease liability	$12,650

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Commitments to extend credit	$1,080,523	$606,160
Standby letters of credit	10,591	14,144
Total	$1,091,114	$620,304

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

There were no transfers between levels during the six month period ended June 30, 2022 or during the year ended December 31, 2021.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At June 30, 2022:
Securities available for sale:
State and municipal securities	$—	$422	$—	$422
Mortgage-backed securities	—	20,643	—	20,643
U.S. Treasury bonds	—	100,043	—	100,043
Corporate bonds	—	36,153	—	36,153
Total investment securities available for sale	$—	$157,261	$—	$157,261
Asset derivatives:
Interest rate swaps	$—	$7,217	$—	$7,217
Risk participation agreements	—	1	—	1
Total asset derivatives	$—	$7,218	$—	$7,218
Liability derivatives:
Interest rate swaps	$—	$7,217	$—	$7,217
Risk participation agreements	—	21	—	21
Total liability derivatives	$—	$7,238	$—	$7,238

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2021:
Securities available for sale:
State and municipal securities	$—	$1,094	$—	$1,094
Mortgage-backed securities	—	811	—	811
Corporate bonds	—	24,527	—	24,527
Total investment securities available for sale	$—	$26,432	$—	$26,432
Asset derivatives:
Interest rate swaps	$—	$389	$—	$389
Total asset derivatives	$—	$389	$—	$389
Liability derivatives:
Interest rate swaps	$—	$389	$—	$389
Total liability derivatives	$—	$389	$—	$389

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2022 and December 31, 2021:

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

Impaired loans. At June 30, 2022, impaired loans with carrying values of $22.0 million were reduced by specific valuation allowances totaling $1.7 million resulting in a net fair value of $20.3 million based on Level 3 inputs. At December 31, 2021, impaired loans with carrying values of $15.4 million were reduced by specific valuation allowances totaling $307,000 resulting in a net fair value of $15.1 million based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis during the six months ended June 30, 2022 and year ended December 31, 2021, include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The Company had no foreclosed assets at June 30, 2022. The following table presents the foreclosed assets that were remeasured and recorded at fair value during the year ended December 31, 2021:

December 31,
(Dollars in thousands)	2021
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,676
Write downs included in other non-interest expense	—
Fair value of foreclosed assets remeasured subsequent to initial recognition	$1,676

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

June 30, 2022 and December 31, 2021

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$320,203	$320,203	$327,025	$327,025
Interest bearing time deposits in other banks	132	132	131	131
Investment securities available for sale	157,261	157,261	26,432	26,432
Non-marketable securities	15,213	15,213	7,527	7,527
Accrued interest receivable	12,568	12,568	10,228	10,228
Bank-owned life insurance	51,919	51,919	26,528	26,528
Derivative instruments assets	6,892	7,218	389	389
	$564,188	$564,514	$398,260	$398,260
Level 3 inputs
Loans, including held for sale, net	$2,722,511	$2,642,269	$2,049,429	$2,023,761
Financial liabilities
Level 2 inputs
Deposits	$2,898,264	$2,899,066	$2,141,199	$2,141,999
Accrued interest payable	1,683	1,683	437	437
FHLB advances	18,000	18,000	50,000	50,000
Notes payable	111,242	111,242	1,000	1,000
Derivative instrument liabilities	6,912	7,238	389	389
	$3,036,101	$3,037,229	$2,193,025	$2,193,825

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

At June 30, 2022 and December 31, 2021, the Company had federal funds sold aggregating $2,741,000 and $292,000, respectively, which represents concentrations of credit risk. The Company had uninsured deposits of $108.9 million and $189.7 million as of June 30, 2022 and December 31, 2021, respectively.

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

June 30, 2022 and December 31, 2021

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

As of June 30, 2022, the number of shares held by the ESOP was 135,493 and there were no shares unallocated to plan participants. At June 30, 2022, shares committed to be released to the plan were 13,968 shares for a fair value of $309,000. All shares held by the ESOP were treated as outstanding at June 30, 2022.

For the six months ended June 30, 2022 and 2021, Company contributions to the ESOP were approximately $723,000 and $385,000, respectively. Administrative expense related to the ESOP and the Plan for the same six month period totaled approximately $24,000 and $7,000, respectively. The costs were included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At June 30, 2022 and December 31, 2021, the aggregate amounts of loans to related parties were approximately $248,000 and $569,000, respectively. During the six months ended June 30, 2022, loan originations to related parties totaled $50,000 and repayments from related party loans totaled $371,000. Related party unfunded commitments at June 30, 2022 were $475,000. There were no related party unfunded commitments at December 31, 2021.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2022 and December 31, 2021 the Bank meets all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2022 and December 31, 2021. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since June 30, 2022, that management believes have changed the Bank’s category.

A comparison of the Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes Basel III Fully Phased-In (2)				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of June 30, 2022:
Total capital (to risk weighted assets):
Bank	414,667	12.4%	≥	351,163	≥	10.5%	≥	334,441	≥	10.0%
Tier I capital (to risk weighted assets):
Bank	388,001	11.6%	≥	284,275	≥	8.5%	≥	267,553	≥	8.0%
Tier I capital (to average assets): (1)
Bank	388,001	12.5%	≥	124,430	≥	4.0%	≥	155,538	≥	5.0%
Common equity tier 1 (to risk weighted assets):
Bank	388,001	11.6%	≥	234,109	≥	7.0%	≥	217,387	≥	6.5%
As of December 31, 2021:
Total capital (to risk weighted assets):
Bank	288,022	13.5%	≥	223,444	≥	10.5%	≥	212,804	≥	10.0%
Tier I capital (to risk weighted assets):
Bank	268,727	12.6%	≥	180,883	≥	8.5%	≥	170,243	≥	8.0%
Tier I capital (to average assets): (1)
Bank	268,727	12.3%	≥	87,602	≥	4.0%	≥	109,503	≥	5.0%
Common equity tier 1 (to risk weighted assets):
Bank	268,727	12.6%	≥	148,962	≥	7.0%	≥	138,322	≥	6.5%

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

June 30, 2022 and December 31, 2021

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

	For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2022	2021
Net income available to common shareholders	$4,364	$8,685
Weighted-average shares outstanding for basic earnings per common share	13,420,065	6,310,515
Dilutive effect of stock compensation	368,900	139,913
Weighted-average shares outstanding for diluted earnings per common share	13,788,965	6,450,428

17.
Derivative Financial Instruments

As part of its hedging strategy, the Company entered into a $100 million pay-fixed interest rate swap facility with another financial institution. The instrument was designated as a cash flow hedge, and changes in fair values were recognized in other comprehensive income (loss). On February 18, 2021, the facility was discontinued and a termination fee of $945,000 was received by the Company. The fee is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through September 4, 2025, which was the maturity date of the contract. For the six months ended June 30, 2022, approximately $103,000 was recognized as a reduction of interest expense.

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

Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2022, no such deterioration was determined by management.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, cash of $730,000 was pledged as collateral for derivative financial instruments.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
June 30, 2022
Pay-fixed interest rate swap (*)	$—	$—	$—	0.20%	USD Fed Funds-H.15	3.2
Risk participation agreements purchased	11,320	1	—	—	4.87%	2.7
Risk participation agreements sold	29,789	—	21	—	5.54%	4.7
Commercial loan interest rate swaps:
Loan customer counterparty	152,111	—	7,217	—	4.55%	5.4
Financial institution counterparty	152,111	7,217	—	4.55%	—	5.4
	$345,331	$7,218	$7,238

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and December 31, 2021

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2021
Pay-fixed interest rate swap (*)	$—	$—	$—	0.20%	USD Fed Funds-H.15	3.7
Commercial loan interest rate swaps:
Loan customer counterparty	77,587	—	389		4.21%	7.6
Financial institution counterparty	77,587	389	—	4.21%		7.6
	$155,174	$389	$389

(*) Facility terminated on February 18, 2021 (see disclosure narrative on cash flow hedge above).

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible, Net

In 2020, the Company recorded goodwill and core deposit intangible of $18,033,880 and $1,615,002, respectively, relating to the Heritage Bancorp, Inc. acquisition.

Amortization expense of the core deposit intangible (“CDI”) was $81,000 for each of the six months ended June 30, 2022 and 2021. The remaining weighted average life is 7.5 years at June 30, 2022.

Scheduled amortization of CDI at June 30, 2022 are as follows:

(Dollars in thousands)	CDI Amortization
2022 (six months remaining)	$81
2023	162
2024	162
2025	162
2026	162
2027 and thereafter	482
$1,211

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

20. Subsequent Events

New Swap Facility

Effective July 9, 2022, the Company entered into a five-year swap agreement with a notional amount of $200 million on its floating rate deposits, whereby the Company will receive a fed funds floating rate from a swap counterparty in exchange for a fixed rate payout at 2.626%. The facility matures on July 9, 2027. The facility has been designated as a cash flow hedge for accounting treatment.

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate fourteen branches, with seven branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, three branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of June 30, 2022, we had, on a consolidated basis, total assets of $3.36 billion, total loans of $2.75 billion, total deposits of $2.90 billion and total shareholders’ equity of $302.0 million.

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

The Notes were issued under an Indenture, dated as of March 31, 2022 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. The Notes will mature on April 1, 2032. From and including March 31, 2022, to, but excluding, April 1, 2027 or the date of early redemption, the Company will pay interest on the Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2022, at a fixed interest rate of 5.500% per annum. From and including April 1, 2027, to, but excluding, the maturity date or the date of early redemption (the “Floating Rate Period”), the Company will pay interest on the Notes at a floating interest rate. The floating interest rate will be reset quarterly, and the interest rate for any Floating Rate Period shall be equal to the then-current Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 315 basis points for each quarterly interest period during the Floating Rate Period. Interest payable on the Notes during the Floating Rate Period will be paid quarterly in arrears on January 1, April 1, July 1 and October 1, of each year, commencing on July 1, 2027. Notwithstanding the foregoing, in the event that Three-Month Term SOFR (or such other applicable benchmark rate) is less than zero, then Three-Month Term SOFR (or such other applicable benchmark rate) rate shall be deemed to be zero.

On March 31, 2022, in connection with the issuance and sale of the Notes, the Company entered into Registration Rights Agreements (the “Registration Rights Agreements”) with the Purchasers. Under the terms of the Registration Rights Agreements, the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes. The exchange offer under the Registration Rights Agreement was completed on July 19, 2022.

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

In connection with the above offering, the Company incurred approximately $1,931,000 in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of June 30, 2022, the Company had $80,367,000 in outstanding principal, net of $1,883,000 in unamortized debt issuance costs.

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

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program. PPP loans have a two or five-year term and earn interest at 1.0%. At June 30, 2022, outstanding PPP loans, net of deferred loan fees of $246,000, were $8.8 million which are included in commercial and industrial loans. Assuming compliance with PPP origination and documentation requirements, loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participated in the Main Street Lending Program (the "MSLP"), created by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. At June 30, 2022, outstanding MSLP loans, excluding the 95% portion sold to the Federal Reserve and net of deferred loan fees of $505,000, were $3.2 million which are included in commercial and industrial loans.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Interest income	$32,509	$23,931	$8,578	35.8%	$59,693	$49,556	$10,137	20.5%
Interest expense	4,771	2,717	2,054	75.6%	6,745	5,624	1,121	19.9%
Net interest income	27,738	21,214	6,524	30.8%	52,948	43,932	9,016	20.5%
Provision for loan losses	3,350	-	3,350	100.0%	7,350	1,500	5,850	390.0%
Noninterest income	1,266	1,109	157	14.2%	2,932	1,859	1,073	57.7%
Noninterest expense	22,773	17,779	4,994	28.1%	42,954	33,297	9,657	29.0%
Income before income taxes	2,881	4,544	(1,663)	(36.6)%	5,576	10,994	(5,418)	(49.3)%
Income tax expense	604	955	(351)	(36.8)%	1,212	2,309	(1,097)	(47.5)%
Net income	$2,277	$3,589	$(1,312)	(36.6)%	$4,364	$8,685	$(4,321)	(49.8)%

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

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Net interest income increased $9.0 million, or 20.5%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 primarily due to loan growth offset by a decrease in income from PPP loans and an increase in interest expense paid on interest-bearing deposit accounts and interest related to the subordinated notes issued in March 2022. Average loans were $1.63 billion for the six months ended June 30, 2021 compared to $2.43 billion for the six months ended June 30, 2022 with the increase primarily due to loan growth in construction and development real estate loans, commercial real estate loans, and commercial and industrial loans. The Company recognized $1.8 million in PPP loan origination fees for the six months ended June 30, 2022 through both accretion and forgiveness of the related PPP loans compared to $12.7 million for the six months ended June 30, 2021.

Interest expense related to interest bearing deposit accounts was $5.3 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense related to notes payable was $1.2 million for the six months ended June 30, 2022 compared to $819,000 for the six months ended June 30, 2021. For the six months ended June 30, 2022, net interest margin and net interest spread were 3.90% and 3.73%, respectively, compared to 4.67% and 4.50%, respectively, for the six months ended June 30, 2021.

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

	For the Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$82,668	$1,170	2.85%	$25,271	$513	4.09%
Loans, gross	2,426,092	57,846	4.81%	1,628,988	48,720	6.03%
Federal funds sold and other interest- earning assets	227,388	677	0.60%	242,084	323	0.27%
Total interest-earning assets	2,736,148	59,693	4.40%	1,896,343	49,556	5.27%
Less allowance for loan losses	(22,619)			(13,081)
Total interest-earning assets, net of allowance	2,713,529			1,883,262
Noninterest-earning assets	167,476			101,921
Total assets	$2,881,005			$1,985,183
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,933,083	$5,287	0.55%	$1,388,737	$4,590	0.67%
Notes payable	42,866	1,231	5.79%	33,641	819	4.91%
FHLB advances	48,149	227	0.95%	51,945	215	0.83%
Total interest-bearing liabilities	2,024,098	6,745	0.67%	1,474,323	5,624	0.77%
Noninterest-bearing deposits	536,958			377,553
Other liabilities	17,609			8,978
Total liabilities	2,578,665			1,860,854
Shareholders’ equity, including ESOP owned shares	302,340			124,329
Total liabilities and shareholders’ equity	$2,881,005			$1,985,183
Net interest income		$52,948			$43,932
Net interest spread(1)			3.73%			4.50%
Net interest margin(2)			3.90%			4.67%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $7.6 million and $17.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

	For the Six Months Ended June 30, 2022 compared to 2021
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$1,165	$(508)	$657
Loans, gross	23,840	(14,714)	9,126
Federal funds sold and other interest-earning assets	(20)	374	354
Total increase in interest income	$24,985	$(14,848)	$10,137
Interest-bearing liabilities:
Interest-bearing deposits	$1,799	$(1,102)	$697
Notes payable	225	187	412
FHLB advances	(16)	28	12
Total increase (decrease) in interest expense	$2,008	$(887)	$1,121
Increase in net interest income	$22,977	$(13,961)	$9,016

Three months ended June 30, 2022 vs. Three months ended June 30, 2021

Net interest income increased $6.5 million, or 30.8%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021 primarily due to loan growth offset by a decrease in income from PPP loans and an increase in interest expense paid on interest-bearing deposit accounts and interest related to the subordinated notes issued in March 2022. Average loans was $1.65 billion for the three months ended June 30, 2021 compared to $2.64 billion for the three months ended June 30, 2022 with the increase primarily due to loan growth in construction and development real estate loans, commercial real estate loans, and commercial and industrial loans. The Company recognized $467,000 in PPP loan origination fees for the three months ended June 30, 2022 through both accretion and forgiveness of the related PPP loans compared to $5.1 million for the three months ended June 30, 2021. Interest expense related to interest bearing deposit accounts was $3.4 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense related to notes payable was $1.2 million for the six months ended June 30, 2022 compared to $395,000 for the six months ended June 30, 2021. For the three month ended June 30, 2022, net interest margin and net interest spread were 3.77% and 3.60%, respectively, compared to 4.39% and 4.24%, respectively, for the three months ended June 30, 2021.

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

	For the Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$112,793	$894	3.18%	$25,361	$261	4.13%
Loans, gross	2,641,330	31,164	4.73%	1,653,012	23,522	5.71%
Federal funds sold and other interest earning assets	200,801	451	0.90%	257,991	148	0.23%
Total interest-earning assets	2,954,924	32,509	4.41%	1,936,364	23,931	4.96%
Less allowance for loan losses	(24,818)			(13,531)
Total interest-earning assets, net of allowance	2,930,106			1,922,833
Noninterest-earning assets	201,734			103,389
Total assets	$3,131,840			$2,026,222
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,222,677	$3,443	0.62%	$1,420,239	$2,213	0.62%
Notes payable	83,390	1,208	5.81%	33,500	396	4.74%
FHLB advances	46,319	120	1.04%	50,000	108	0.87%
Total interest-bearing liabilities	2,352,386	4,771	0.81%	1,503,739	2,717	0.72%
Noninterest-bearing deposits	453,936			386,593
Other liabilities	22,383			10,219
Total liabilities	2,828,705			1,900,551
Shareholders’ equity, including ESOP- owned shares	303,135			125,671
Total liabilities and shareholders' equity	$3,131,840			$2,026,222
Net interest income		$27,738			$21,214
Net interest spread(1)			3.60%			4.24%
Net interest margin(2)			3.77%			4.39%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of 4.4 million and $8.8 million for the three months ended June 30, 2022 and 2021, respectively.

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

	For the Three Months June 30, 2022 compared to 2021
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$900	$(267)	$633
Loans, gross	14,080	(6,438)	7,642
Federal funds sold and other interest-earning assets	(33)	336	303
Total increase in interest income	$14,947	$(6,369)	$8,578
Interest-bearing liabilities:
Interest-bearing deposits	$1,223	$7	$1,230
Notes payable	589	223	812
FHLB advances	(8)	20	12
Total increase (decrease) in interest expense	$1,804	$250	$2,054
Increase (decrease) in net interest income	$13,143	$(6,619)	$6,524

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans.

The provision for loan losses for the six months ended June 30, 2022 was $7.4 million compared to $1.5 million for the six months ended June 30, 2021. The increase in the provision relates primarily to provisioning for new loans booked in 2022.

The provision for loan losses for the three months ended June 30, 2022 was $3.4 million. The Company had no provision for loan losses for the three months ended June 30, 2021. The increase in the provision related primarily to provisioning for the new loans booked in the second quarter 2022.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, earnings credits on correspondent bank balances, earnings from bank-owned life insurance, and derivative fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Noninterest Income:
Service charges and fees	$617	$770	$(153)	(19.9)%	$1,236	$1,242	$(6)	(0.5)%
Earnings on bank-owned life insurance	248	148	100	67.6%	391	276	115	41.7%
Derivative fees	123	—	123	100.0%	829	—	829	100.0%
Other	278	191	87	45.5%	476	341	135	39.6%
Total noninterest income	$1,266	$1,109	$157	14.2%	$2,932	$1,859	$1,073	57.7%

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

The increase in noninterest income of $1.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to $829,000 increase in derivative related fee income, $98,000 gain on the sale of the guaranteed portion of SBA loans, and an increase in earnings on bank-owned life insurance (BOLI) of $115,000 related to additional BOLI purchased in the second quarter 2022.

Three months ended June 30, 2022 vs. Three months ended June 30, 2021

The increase in noninterest income of $157,000 for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to $123,000 increase in derivative related fee income, $98,000 gain on the sale of the guaranteed portion of a SBA loan, and an increase in earnings on bank-owned life insurance (BOLI) of $100,000.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$13,994	$12,512	$1,482	11.8%	$27,318	$22,475	$4,843	21.5%
Net occupancy and equipment expenses	1,830	1,195	635	53.1%	3,703	2,391	1,312	54.9%
Other:
Legal and professional fees	2,001	1,564	437	27.9%	3,747	2,679	1,068	39.9%
Data processing and network expenses	932	820	112	13.7%	1,854	1,430	424	29.7%
Regulatory assessments	956	294	662	225.2%	1,601	343	1,258	366.8%
Advertising and marketing expenses	467	406	61	15.0%	894	810	84	10.4%
Loan operations and other real estate owned expenses	282	170	112	65.9%	560	1,193	(633)	(53.1)%
Loss on sale of other real estate owned	350	(31)	381	1229.0%	350	344	6	1.7%
Other expenses	1,961	849	1,112	131.0%	2,927	1,632	1,295	79.4%
Total noninterest expense	$22,773	$17,779	$4,994	28.1%	$42,954	$33,297	$9,657	29.0%

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

The increase in noninterest expense of $9.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, legal and professional expenses, regulatory assessments and other expenses offset by the decrease in loan operations and other real estate owned expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $27.3 million for the six months ended June 30, 2022, an increase of $4.8 million, or 21.5%, compared to $22.5 million for the same period in 2021. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of June 30, 2022 and 2021, the number of employees was 353 and 265, respectively.

Net occupancy and equipment expenses were $3.7 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $1.7 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. In addition, the increase was also due to costs associated with opening two branches and additional leased administrative office space to accommodate the increase in employees.

Legal and professional fees were $3.7 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to higher audit, consulting, and legal costs as a result of growth and regulatory requirements. We incurred additional professional expenses related to required regulatory filings resulting from our IPO in the fourth quarter of 2021 and additional legal fees related to potential new products and services.

Regulatory assessment fees increased from $343,000 for the six months ended June 30, 2021 to $1.6 million for the six months ended June 30, 2022. The increase is primarily due to our growth in total assets from $2.01 billion at June 30, 2021 to $3.36 billion at June 30, 2022 and an increase in our quarterly assessment rate. In addition, a catch up assessment was recorded in the first quarter of 2022 for changes to the 2021 assessments.

Loan operations and other real estate owned expenses were $560,000 and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. The decrease is primarily due to agency fees paid on PPP loans in the six months ended June 30, 2021 of $574,000 and a decrease in other real estate owned expenses from $151,000 for the six months ended June 30, 2021 to $22,000 for the six months ended June 30, 2022.

Other expenses were $2.9 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. Other expenses includes telephone and communication expenses, software purchases and maintenance costs, and other miscellaneous expenses. The increase is primarily due to a $900,000 one-time legal settlement, $114,000 in check fraud losses, and $144,000 increase in directors and officers insurance resulting from the IPO in the fourth quarter 2021.

Three months ended June 30, 2022 vs. Three months ended June 30, 2021

The increase in noninterest expense of $5.0 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, legal and professional expenses, regulatory assessments, and other expenses. In addition, the Company recorded a $350,000 loss on the sale of other real estate owned property during the second quarter of 2022.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $14.0 million for the three months ended June 30, 2022, an increase of $1.5 million, or 11.8%, compared to $12.5 million for the same period in 2021. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of June 30, 2022 and 2021, the number of employees was 353 and 265, respectively.

Net occupancy and equipment expenses were $1.8 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $881,000 and $584,000 for the three months ended June 30, 2022 and 2021, respectively. In addition, the increase was also due to costs associated with the opening of our fourteenth branch during the second quarter of 2022 and additional administrative office space leased during the second half of 2021 to accommodate the increase in employees.

Legal and professional fees were $2.0 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to higher audit, consulting, and legal costs as a result of growth and regulatory requirements. We incurred additional professional expenses related to required regulatory filings resulting from our IPO in the fourth quarter of 2021 and additional legal fees related to potential new products and services.

Regulatory assessment fees increased from $294,000 for the three months ended June 30, 2021 to $956,000 for the three months ended June 30, 2022. The increase is primarily due to our growth in total assets from $2.01 billion at June 30, 2021 to $3.36 billion at June 30, 2022 and an increase in our quarterly assessment rate.

Other expenses were $2.0 million and $849,000 for the three months ended June 30, 2022 and 2021, respectively. Other expenses includes telephone and communication expenses, software purchases and maintenance costs, and other miscellaneous expenses. The increase is primarily due to a $900,000 one-time legal settlement, $71,000 in check fraud losses, and $71,000 increase in directors and officers insurance resulting from the IPO in the fourth quarter 2021.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Income tax expense	$604	$955	$1,212	$2,309
Effective tax rate	21.0%	21.0%	21.7%	21.0%

Financial Condition

Total assets were $3.36 billion as of June 30, 2022 compared to $2.50 billion as of December 31, 2021. The increase of $858.7 million, or 34.4% was primarily due to organic loan growth, the purchase of $134.0 million of investment securities, and the purchase of $25.0 million of BOLI. The increases in loans, investments, and BOLI were funded by the growth in demand deposits and the issuance of $82.3 million in subordinated notes in March 2022.

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

As of June 30, 2022, total loans were $2.75 billion, an increase of $680.5 million, or 32.9%, compared to $2.07 billion as of December 31, 2021. The increase in loans was due to growth of non-PPP related loans totaling $753.2 million, primarily construction and development real estate loans, commercial real estate loans, and commercial and industrial loans. The loan growth was offset by a decrease in PPP loans of $72.8 million due to forgiveness payments received from the SBA. Total loans as a percentage of deposits were 94.9% and 96.6% as of June 30, 2022 and December 31, 2021, respectively. Total loans as a percentage of assets were 81.9% and 82.8% as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$508,864	18.5%	$383,941	18.6%
Non-farm non-residential non-owner occupied	464,530	16.9%	445,308	21.5%
Residential	273,415	10.0%	213,264	10.3%
Construction, development and other	440,925	16.0%	320,335	15.5%
Farmland	23,895	0.9%	9,934	0.5%
Commercial and industrial	914,845	33.3%	611,348	29.5%
Consumer	3,706	0.1%	4,001	0.2%
Other	118,997	4.3%	80,593	3.9%
Total loans	$2,749,177	100.0%	$2,068,724	100.0%
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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $124.9 million, or 32.5%, to $508.9 million as of June 30, 2022 from $383.9 million as of December 31, 2021.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $19.2 million, or 4.3%, to $464.5 million as of June 30, 2022 from $445.3 million as of December 31, 2021.

The increases in commercial real estate loans were due to continued organic growth.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $60.2 million, or 28.2%, to $273.4 million as of June 30, 2022 from $213.3 million as of December 31, 2021 due primarily to continued organic growth.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $120.6 million, or 37.6%, to $440.9 million as of June 30, 2022 from $320.3 million as of December 31, 2021 due primarily to the additional productivity from builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At June 30, 2022 and December 31, 2021, outstanding factored receivables were $43.7 million and $41.9 million, respectively.

The commercial and industrial loan category also includes indirect auto loans with local dealerships that are funded through our indirect lending department. The loans are with recourse to the dealership and are structured as commercial lines of credit with the dealerships. The loans are approved with the same underwriting criteria as other commercial credits. Any loans under these lines of credit that are past due in excess of 90 days are required to be paid in full by the dealership. At June 30, 2022 and December 31, 2021, outstanding indirect auto loans included in the commercial and industrial category were $7.4 million and $7.3 million, respectively.

In April 2020, we began originating loans to qualified small businesses under the provisions of the CARES Act which are included in commercial and industrial loans. Loans covered by the PPP administered by the SBA may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. At June 30, 2022 and December 31, 2021, outstanding PPP loans, net of deferred loan fees, were $8.8 million and $81.6 million, respectively.

Commercial and industrial loans increased $303.5 million, or 49.6%, to $914.8 million as of June 30, 2022 from $611.3 million as of December 31, 2021. The increase was primarily a result of continued organic growth in non-PPP loans offset by the net decrease in PPP loans of $72.8 million due to payoffs and forgiveness by the SBA.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2022
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$32,828	$179,171	$204,588	$92,277	$508,864
Non-farm non-residential non-owner occupied	25,316	251,588	153,734	33,892	464,530
Residential	61,408	62,112	72,490	77,405	273,415
Construction, development and other	86,478	317,657	22,756	14,034	440,925
Farmland	2,909	11,213	8,456	1,317	23,895
Commercial and industrial	366,800	450,225	92,105	5,715	914,845
Consumer	1,699	1,686	321	—	3,706
Other	74,225	44,740	32	—	118,997
Total loans	$651,663	$1,318,392	$554,482	$224,640	$2,749,177
Amounts with fixed rates	$152,097	$418,806	$48,522	$61,495	$680,920
Amounts with floating rates	$499,566	$899,586	$505,960	$163,145	$2,068,257

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt. The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of June 30, 2022	As of December 31, 2021
Nonaccrual loans(1)	$9,806	$10,030
Loans > 90 days and still accruing	387	278
Restructured loan—accruing	785	5,295
Total nonperforming loans	$10,978	$15,603
Other real estate owned and repossessed assets	—	1,676
Total nonperforming assets	$10,978	$17,279
Ratio of nonaccrual loans to total loans	0.36%	0.48%
Ratio of nonperforming loans to total loans	0.40%	0.75%
Ratio of nonperforming loans to total assets	0.33%	0.62%
Ratio of nonperforming assets to total assets	0.33%	0.69%
Ratio of nonperforming loans to total loans plus OREO	0.40%	0.75%
Ratio of allowance for loan losses to nonaccrual loans	271.94%	192.37%

(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $11.0 million in nonperforming assets as of June 30, 2022 compared to $17.3 million as of December 31, 2021, and we had $11.0 million in nonperforming loans as of June 30, 2022 compared to $15.6 million as of December 31, 2021. The improvement was primarily the result of a decline in restructured loans and the sale of other real estate owned property.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of June 30, 2022	As of December 31, 2021
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$964	$1,008
Non-farm non-residential non-owner occupied	323	346
Residential	116	127
Construction, development and other	232	244
Farmland	—	—
Commercial and industrial	8,165	8,297
Consumer	—	—
Other	—	—
Purchased credit impaired	6	8
Total nonaccrual loans	$9,806	$10,030

COVID-19 Loan Deferments

During March of 2020 and to help mitigate the anticipated effects of the COVID-19 pandemic on certain borrowers, we began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers were able to apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At June 30, 2022, we had approximately 400 loans totaling $190.4 million that had deferral and modification agreements due to COVID-19 whereby principal and/or interest payments during a specified period were deferred to the end of each of the loan terms. Subsequent to the approved deferral period, customers resumed their regular payments. The CARES Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as troubled debt restructurings if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At June 30, 2022, $4.0 million in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	June 30, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$497,740	$4,618	$6,506	$—	$—	$508,864
Non-farm non-residential non-owner occupied	456,855	—	6,922	753	—	464,530
Residential	272,370	—	1,045	—	—	273,415
Construction, development and other	436,614	—	232	4,079	—	440,925
Farmland	23,895	—	—	—	—	23,895
Commercial and industrial	909,153	427	5,206	59	—	914,845
Consumer	3,685	21	—	—	—	3,706
Other	118,997	—	—	—	—	118,997
Gross loans	$2,719,309	$5,066	$19,911	$4,891	$—	$2,749,177

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development and other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial and industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Other	80,593	—	—	—	—	80,593
Gross loans	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

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

As of June 30, 2022, the allowance for loan losses totaled $26.7 million, or 0.97% of total loans. As of December 31, 2021, the allowance for loan losses totaled $19.3 million, or 0.93% of total loans. The increase in our allowance for loan losses is due to the $7.4 million loan loss provision recorded for the six months ended June 30, 2022.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for loan loss at beginning of period	$23,312	$13,471	$19,295	$11,979
Provision for loan loss	3,350	—	7,350	1,500
Charge-offs:
Commercial and Industrial	—	(170)	—	(170)
Other	—	(5)	—	(18)
Total charge-offs	—	(175)	—	(188)
Recoveries:
Commercial and industrial	4	96	8	99
Consumer	—	2	13	2
Other	—	—	—	2
Total recoveries	4	98	21	103
Net (charge-offs) recoveries	4	(77)	21	(85)
Allowance for loan losses at end of period	$26,666	$13,394	$26,666	$13,394
Ratio of net (charge-offs) recoveries to average loans(1)	0.00%	(0.02)%	0.00%	(0.01)%

(1)
Interim periods annualized.

During the three and six months ended June 30, 2022 and 2021, charge-offs and recoveries were minimal.

The allowance for loan losses by loan category as of the dates indicated was as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$4,052	18.5%	$3,456	18.6%
Non-farm non-residential non-owner occupied	5,286	16.9%	5,935	21.5%
Residential	827	10.0%	957	10.3%
Construction, development and other	2,263	16.0%	2,064	15.5%
Farmland	69	0.9%	45	0.5%
Commercial and industrial	13,854	33.3%	6,500	29.5%
Consumer	4	0.1%	6	0.2%
Other	311	4.3%	332	3.9%
	$26,666	100.0%	$19,295	100.00%

Securities

Our investment portfolio consists of state and municipal securities, mortgage-backed securities, U. S. treasury bonds and corporate bonds classified as available for sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$424	$—	$2	$422
Mortgage-backed securities	20,665	—	22	20,643
U.S. Treasury bonds	100,911	—	868	100,043
Corporate bonds	37,547	143	1,537	36,153
	$159,547	$143	$2,429	$157,261

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$1,087	$7	$—	$1,094
Mortgage-backed securities	791	20	—	811
Corporate bonds	23,556	972	1	24,527
	$25,434	$999	$1	$26,432

As of June 30, 2022, the carrying amount of the security portfolio was $157.3 million compared to $26.4 million as of December 31, 2021, an increase of $130.8 million, or 495.0%. The increase relates to the purchase of a $101.1 million treasury security, $14.0 million in corporate bonds, and $20.0 million in mortgage-backed securities during the six months ended June 30, 2022. Investment securities represented 4.7% and 1.1% of total assets as of June 30, 2022 and December 31, 2021, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of June 30, 2022 and December 31, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The amortized cost and estimated fair value of securities available for sale at June 30, 2022, by contractual maturity, are shown below:

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one year to five years	101,335	100,465
Due from five years to ten years	37,547	36,153
	138,882	136,618
Mortgage-backed securities	20,665	20,643
	$159,547	$157,261

The weighted average life of our investment portfolio was 3.01 years with an estimated modified duration of 2.66 years as of June 30, 2022. The weighted average life of our investment portfolio was 5.88 years with an estimated modified duration of 5.02 years as of December 31, 2021.

Deposits

Total deposits as of June 30, 2022 were $2.90 billion, an increase of $757.1 million, or 35.4%, compared to $2.14 billion as of December 31, 2021. The increase was primarily due to our success in retaining and growing client relationships.

Noninterest-bearing deposits as of June 30, 2022 were $519.6 million, a decrease of $11.8 million, or 2.2%, compared to $531.4 million as of December 31, 2021. Total interest-bearing account balances as of June 30, 2022 were $2.38 billion, an increase of $768.9 million, or 47.8%, from $1.61 billion as of December 31, 2021.

The components of deposits as of the dates shown below were as follows:

	As of June 30,		As of December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing deposits	$2,107,779	88.6%	$1,298,546	80.6%
Savings	38,472	1.6%	33,539	2.1%
Time deposits $100,000 and over	217,494	9.2%	261,856	16.3%
Time deposits less than $100,000	14,905	0.6%	15,857	1.0%
Total interest-bearing deposits	$2,378,650	82.1%	$1,609,798	75.2%
Noninterest-bearing demand deposits	$519,614	17.9%	$531,401	24.8%
Total deposits	$2,898,264	100.0%	$2,141,199	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

As of June 30,
(Dollars in thousands)	2022
Three months or less	$40,453
Over three months through six months	21,917
Over six months through twelve months	48,482
Over twelve months	2,843
Total	$113,695

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Six Months Ended		Year Ended
	June 30, 2022		December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$536,958	—	$383,747	—
Interest-bearing demand deposits	$1,632,748	0.59%	$1,064,737	0.62%
Savings	35,341	0.27%	27,776	0.29%
Time deposits	264,994	0.37%	329,244	0.57%
Total interest-bearing deposits	$1,933,083	0.55%	$1,421,757	0.60%
Total deposits	$2,470,041	0.43%	$1,805,504	0.47%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2022 was 21.7% and for the year ended December 31, 2021 was 21.3%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of June 30, 2022	As of December 31, 2021
FHLB advances	$18,000	$50,000
Line of Credit - Senior Debt	30,875	1,000
Note Payable - Subordinated Debt	80,367	—
Total borrowings	$129,242	$51,000

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks, real estate loans and investment securities. As of June 30, 2022 and December 31, 2021, total borrowing capacity under this arrangement was $891.8 million and $601.0 million, respectively.

FHLB advances of $18.0 million were outstanding at June 30, 2022 and $50.0 million were outstanding at December 31, 2021. Our cost of FHLB advances was 0.95% for the six months ended June 30, 2022 and 0.79% for the year ended December 31, 2021. In addition, letters of credit with the FHLB in the amount of $102.4 million and $100.5 million were outstanding at June 30, 2022 and December 31, 2021, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits.

Line of Credit - Senior Debt. On March 10, 2021, notes totaling $20.9 million outstanding at December 31, 2020 were consolidated into a new revolving line of credit loan with a third party lender with new funds of $10.0 million for a total facility of $30.9 million. The line of credit bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest is due at maturity. As of June 30, 2022 and December 31, 2021, the outstanding principal balance was $30.9 million and $1.0 million, respectively. The line of credit is secured by 100% of the outstanding stock of the Bank.

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

Our cost of notes payable was 5.79% and 4.91% for the six months ended June 30, 2022 and 2021, respectively.

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

For the six months ended June 30, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits and borrowings.

As of June 30, 2022 and December 31, 2021, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $50.5 million in federal funds. The Company had no advances outstanding under these lines of credit at June 30, 2022 and December 31, 2021.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $2.88 billion for the six months ended June 30, 2022 and $2.06 billion for the year ended December 31, 2021.

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2022	2021
Sources of Funds:
Deposits:
Noninterest-bearing	18.6%	18.6%
Interest-bearing	67.1%	68.9%
FHLB advances	1.7%	2.7%
Notes payable	1.5%	1.1%
Other liabilities	0.6%	0.4%
Shareholders’ equity	10.5%	8.3%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	83.4%	79.1%
Securities (available for sale and held to maturity)	2.9%	1.4%
Federal funds sold and other interest-earning assets	7.9%	13.0%
Other noninterest-earning assets	5.8%	6.5%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	21.7%	21.3%
Average total loans to average deposits	98.2%	91.2%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of June 30, 2022, we had $1.1 billion in outstanding commitments to extend credit and $10.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $606.2 million in outstanding commitments to extend credit and $14.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2022 and December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of June 30, 2022, we had cash and cash equivalents of $320.2 million, compared to $327.0 million as of December 31, 2021.

Capital Resources

Total shareholders’ equity increased to $302.0 million as of June 30, 2022, compared to $299.0 million as of December 31, 2021, an increase of $3.0 million, or 1.0%. This increase was primarily the result of $4.4 million in net income for the six months ended June 30, 2022 and $1.3 million in proceeds from the exercise of stock options, issuance of common stock to ESOP, and share-based compensation, offset by other comprehensive loss of $2.7 million.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of June 30, 2022 and 2021, and December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated.

	Actual
	June 30, 2022	December 31, 2021	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	12.5%	12.3%	4.0%	4.0%	5.0%
Common equity tier 1 capital (to risk weighted assets)	11.6%	12.6%	4.5%	7.0%	6.5%
Tier 1 capital (to risk weighted assets)	11.6%	12.6%	6.0%	8.5%	8.0%
Total capital (to risk weighted assets)	12.4%	13.5%	8.0%	10.5%	10.0%

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2022		As of December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	9.88%	12.90%	8.22%	16.74%
+ 200	6.54%	8.94%	4.80%	11.29%
+ 100	3.21%	4.65%	1.83%	5.74%
Base	—	—	—	—
–100	(4.30)%	(3.51)%	2.34%	(2.36)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.3

Confidential Separation Agreement and General Release, dated June 30, 2022, by and between the Company, the Bank, and Donald Legato (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2022).

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

Third Coast Bancshares, Inc.

Date: August 9, 2022	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: August 9, 2022	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer