Form 10-Q
period 2022-09-30
Third Coast Bancshares, Inc.
filed 2022-11-10
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 13,531,736 shares of common stock, par value $1.00 per share, outstanding.

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

•
interest rate risk and fluctuations in interest rates;
•
market conditions and economic trends generally and in the banking industry;
•
our ability to maintain important deposit relationships;
•
our ability to grow or maintain our deposit base;
•
our ability to implement our expansion strategy;
•
geographic concentration in the Greater Houston market, Dallas-Fort Worth market, and Austin-San Antonio market;
•
changes in the economy affecting real estate values and liquidity;
•
changes in value of the collateral securing our loans;
•
credit risk associated with our business;
•
credit risks associated with our real estate and construction lending;
•
the adequacy of our allowance for loan losses;
•
the amount of nonperforming and classified assets that we hold;
•
our borrowers’ ability to repay loans;
•
the risk of fraud related to our asset-based lending and commercial finance products;
•
systems failures, fraudulent activity, interruptions or data breaches involving our information technology and communications systems of third parties;
•
our ability to raise additional capital in the future;
•
changes in key management personnel;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2022	2021
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$216,623	$326,733
Federal funds sold	1,225	292
Total cash and cash equivalents	217,848	327,025
Interest bearing time deposits in other banks	132	131
Investment securities available for sale	160,437	26,432
Loans, net of allowance for loan loss of $29,109 and $19,295 at September 30, 2022 and December 31, 2021, respectively	2,943,743	2,049,429
Accrued interest receivable	16,246	10,228
Premises and equipment, net	25,449	19,045
Other real estate owned	—	1,676
Bank-owned life insurance	60,263	26,528
Non-marketable equity securities, at cost	27,136	7,527
Deferred tax asset, net	8,097	4,123
Core Deposit Intangible, net	1,171	1,292
Goodwill	18,034	18,034
Other assets	38,289	7,942
Total assets	$3,516,845	$2,499,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$517,265	$531,401
Interest bearing	2,467,049	1,609,798
Total deposits	2,984,314	2,141,199
Accrued interest payable	2,925	437
Other liabilities	42,079	7,769
FHLB advances	—	50,000
Line of credit - Senior Debt	30,875	1,000
Note payable - Subordinated Debt, net	80,298	—
Total liabilities	3,140,491	2,200,405
Shareholders' equity:
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized; 69,400 outstanding at September 30, 2022 and no shares outstanding at December 31, 2021	69	—
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized; no shares outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,600,288 and 13,481,786 issued; and 13,521,826 and 13,403,324 outstanding at September 30, 2022 and December 31, 2021, respectively	13,600	13,482
Additional paid-in capital	317,798	249,202
Retained earnings	47,163	36,029
Accumulated other comprehensive (loss) income	(1,177)	1,393
Treasury stock: at cost; 78,462 shares at September 30, 2022 and December 31, 2021	(1,099)	(1,099)
Total shareholders' equity	376,354	299,007
Total liabilities & shareholders' equity	$3,516,845	$2,499,412

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$40,498	$23,940	$98,344	$72,660
Investment securities available-for-sale	1,367	265	2,537	778
Federal funds sold and deposits in other banks	1,237	194	1,914	517
Total interest income	43,102	24,399	102,795	73,955
Interest expense:
Deposit accounts	9,727	2,023	15,014	6,613
FHLB advances and notes payable	2,020	374	3,478	1,408
Total interest expense	11,747	2,397	18,492	8,021
Net interest income	31,355	22,002	84,303	65,934
Provision for loan losses	2,900	2,323	10,250	3,823
Net interest income after provision for loan losses	28,455	19,679	74,053	62,111
Noninterest income:
Service charges and fees	772	559	2,008	1,801
Gain on sale of SBA loans	729	175	827	175
Earnings on bank-owned life insurance	424	145	815	421
Derivative fees	313	—	1,142	—
Other	300	85	678	426
Total noninterest income	2,538	964	5,470	2,823
Noninterest expense:
Salaries and employee benefits	14,719	12,138	42,037	34,613
Data processing and network expense	1,256	844	3,110	2,274
Occupancy and equipment expense	2,232	1,419	5,935	3,810
Legal and professional	1,353	1,164	5,100	3,843
Loan operations and other real estate owned expense	284	495	844	1,688
Advertising and marketing	438	422	1,332	1,232
Telephone and communications	122	119	321	480
Software purchases and maintenance	318	261	717	604
Regulatory assessments	1,000	252	2,601	595
Loss on sale of other real estate owned	—	—	350	344
Other	1,006	527	3,335	1,455
Total noninterest expense	22,728	17,641	65,682	50,938
Net income before income tax expense	8,265	3,002	13,841	13,996
Income tax expense	1,495	617	2,707	2,926
Net income	$6,770	$2,385	$11,134	$11,070

Earnings per common share:
Basic earnings per share	$0.50	$0.29	$0.83	$1.60
Diluted earnings per share	$0.49	$0.28	$0.81	$1.55

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net Income	$6,770	$2,385	$11,134	$11,070
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding (loss) gain arising during the period	(2,799)	498	(6,084)	809
Income tax benefit (expense)	588	(105)	1,278	(170)
Other comprehensive (loss) income on securities	(2,211)	393	(4,806)	639
Unrealized gain (loss) on derivatives:
Unrealized holding loss arising during the period	—	—	—	(216)
Gain on termination of derivative instruments	3,025	—	3,025	945
Reclassification adjustment for accretion recorded in interest expense during the period	(92)	(53)	(195)	(128)
Income tax benefit (expense)	(616)	12	(594)	(126)
Other comprehensive (loss) income on derivatives	2,317	(41)	2,236	475
Total other comprehensive (loss) income	106	352	(2,570)	1,114
Total comprehensive income	$6,876	$2,737	$8,564	$12,184

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

						Accumulated		Less:
				Additional		Other		ESOP-
	Preferred Stock		Common	Paid in	Retained	Comprehensive	Treasury	Owned
(Dollars in thousands)	Series A	Series B	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2020	$—	$—	$6,350	$91,462	$24,605	$279	$(978)	$(1,302)	$120,416
Net income	—	—	—	—	11,070	—	—	—	11,070
Share-based compensation	—	—	—	350	—	—	—	—	350
Stock options exercised	—	—	74	907	—	—	—	—	981
Warrants exercised	—	—	2	17	—	—	—	—	19
Common stock issued - private placement	—	—	2,938	67,571	—	—	—	—	70,509
Issuance of common stock to ESOP	—	—	23	418	—	—	—	(441)	—
Net change in fair value of ESOP shares	—	—	—	—	—	—	—	(317)	(317)
Other comprehensive income, net of tax	—	—	—	—	—	1,114	—	—	1,114
Balance, September 30, 2021	$—	$—	$9,387	$160,725	$35,675	$1,393	$(978)	$(2,060)	$204,142
(Dollars in thousands)
Balance, December 31, 2021	$—	$—	$13,482	$249,202	$36,029	$1,393	$(1,099)	$—	$299,007
Net income	—	—	—	—	11,134	—	—	—	11,134
Share-based compensation	—	—	—	982	—	—	—	—	982
Stock options exercised	—	—	47	625	—	—	—	—	672
Preferred stock issued - private placement	69	—	—	66,204	—	—	—	—	66,273
Issuance of common stock to ESOP	—	—	36	820	—	—	—	—	856
Restricted stock grants	—	—	35	(35)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(2,570)	—	—	(2,570)
Balance, September 30, 2022	$69	$—	$13,600	$317,798	$47,163	$(1,177)	$(1,099)	$—	$376,354

						Accumulated		Less:
				Additional		Other		ESOP-
	Preferred Stock		Common	Paid in	Retained	Comprehensive	Treasury	Owned
(Dollars in thousands)	Series A	Series B	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Balance, June 30, 2021	$—	$—	$6,647	$97,821	$33,290	$1,041	$(978)	$(1,876)	$135,945
Net income	—	—	—	—	2,385	—	—	—	2,385
Share-based compensation	—	—	—	166	—	—	—	—	166
Stock options exercised	—	—	19	202	—	—	—	—	221
Warrants exercised	—	—	2	17	—	—	—	—	19
Common stock issued - private placement	—	—	2,711	62,343	—	—	—	—	65,054
Issuance of common stock to ESOP	—	—	8	176	—	—	—	(184)	—
Other comprehensive income, net of tax	—	—	—	—	—	352	—	—	352
Balance, September 30, 2021	$—	$—	$9,387	$160,725	$35,675	$1,393	$(978)	$(2,060)	$204,142
(Dollars in thousands)
Balance, June 30, 2022	$—	$—	$13,543	$250,413	$40,393	$(1,283)	$(1,099)	$—	$301,967
Net income	—	—	—	—	6,770	—	—	—	6,770
Share-based compensation	—	—	—	373	—	—	—	—	373
Stock options exercised	—	—	39	517	—	—	—	—	556
Issuance of common stock to ESOP	—	—	14	295	—	—	—	—	309
Preferred stock issued - private placement	69	—	—	66,204	—	—	—	—	66,273
Restricted stock grants	—	—	4	(4)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	106	—	—	106
Balance, September 30, 2022	$69	$—	$13,600	$317,798	$47,163	$(1,177)	$(1,099)	$—	$376,354

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$11,134	$11,070
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,250	3,823
Changes in deferred tax asset, net	(3,291)	(713)
Share based compensation expense	982	350
Gain on sale of SBA loans	(827)	(175)
Loss on sale of other real estate owned	350	344
Amortization of premium on securities, net	265	28
Accretion of fees on derivative instruments	(195)	(128)
Accretion of SBA Paycheck Protection Program Fees	(1,984)	(16,766)
Depreciation, amortization and accretion	(686)	577
Earnings on bank-owned life insurance	(815)	(421)
Proceeds from sale of loans held for sale	—	2,345
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(36,366)	1,866
Accrued interest payable and other liabilities	36,797	899
Net cash provided by operating activities	15,614	3,099
Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	—	(2)
Increase in non-marketable equity securities	(19,609)	(6,498)
Investment securities available-for-sale activity:
Purchases	(1,741,957)	(496,000)
Maturities, calls and principal paydowns	1,601,605	495,945
Termination fee proceeds from derivative instruments	3,025	945
Net originations on loans held for investment	(899,236)	(39,064)
Additions to bank premises and equipment	(8,189)	(4,461)
Proceeds from sales of foreclosed assets	1,326	1,347
Purchase of bank owned life insurance	(32,921)	—
Net cash used in investing activities	(1,095,956)	(47,788)
Cash flows from financing activities:
Net increase in deposits	843,294	182,388
Net repayment of FHLB Advances	(50,000)	(19,750)
Net proceeds from subordinated debt issuance	80,195	—
Proceeds from (repayment of) line of credit - senior debt	29,875	(32,875)
Net proceeds from issuance of common stock - private placement	—	70,509
Net proceeds from issuance of preferred stock - private placement	66,273	—
Issuance of common stock to ESOP	856	441
Proceeds from stock warrants exercised	—	19
Proceeds from stock options exercised	672	981
Net cash provided by financing activities	971,165	201,713
Change in cash and cash equivalents	(109,177)	157,024
Cash and cash equivalents at beginning of period	327,025	203,560
Cash and cash equivalents at end of period	$217,848	$360,584

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,004	$8,760
Cash paid for income taxes	$5,250	$6,525
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use lease assets obtained in exchange for operating lease liabilities	$19,142	$—
Net increase in fair value of ESOP-owned shares	$—	$(317)

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, SSB, a Texas state savings bank (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company”), provide general consumer and commercial banking services through 15 branch offices located in the North, Central and Southeast regions of Texas. Branch locations include: Humble, Kingwood, Beaumont, Port Arthur, Houston, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon and Georgetown. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

September 30, 2022 and December 31, 2021

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

September 30, 2022 and December 31, 2021

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

Loans Held for Sale and Servicing Assets

Loans held for sale include mortgage loans originated with the intent to sell on the secondary market. Mortgage loans held for sale are held for an interim period of usually less than 30 days. Accordingly, these loans are carried at aggregate cost and deemed to be the equivalent of fair value based on the short-term nature of the loans. At September 30, 2022 and December 31, 2021, the Company had no loans held for sale.

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

September 30, 2022 and December 31, 2021

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. The related servicing assets were not material to the consolidated financial statements at September 30, 2022 and December 31, 2021.

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

September 30, 2022 and December 31, 2021

Core deposit intangibles are acquired customer relationships arising from bank acquisitions and are amortized on a straight-line basis over their estimated useful life of ten years. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable from future undiscounted cash flows.

Derivative Financial Instruments

The Company enters into certain derivative financial instruments as part of its hedging strategy. Certain interest rate swap instruments are used for asset and liability management related to the Company’s commercial customers’ financing needs. In addition, for some of the Company's loan participation facilities, the Company enters into Risk Participation Agreements (“RPAs”) with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan. These instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Other interest rate swap instruments are used to mitigate overall interest rate risk and are designated as cash flow hedges. Changes in the net fair value are recognized in other comprehensive income. All derivatives are carried at fair value in either other assets or other liabilities (see Note 17 – Derivative Financial Instruments).

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $1,332,000 and $1,232,000 for the nine months ended September 30, 2022 and 2021, respectively, and $438,000 and $422,000 for the three months ended September 30, 2022 and 2021. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

September 30, 2022 and December 31, 2021

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

Recently Issued Accounting Standard - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company is in the process of evaluating the potential effects of adopting ASU 2016-13 on the Company’s consolidated results of operations, financial position, and cash flows.

2.
Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$423	$—	$5	$418
Mortgage-backed securities	19,816	—	803	19,013
U.S. Treasury bonds	100,739	—	1,959	98,780
Corporate bonds	44,543	5	2,322	42,226
	$165,521	$5	$5,089	$160,437

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
State and municipal securities	$1,087	$7	$—	$1,094
Mortgage-backed securities	791	20	—	811
Corporate bonds	23,556	972	1	24,527
	$25,434	$999	$1	$26,432

Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgages that have loans with varying maturities. The characteristics of the underlying pool of mortgages, such as prepayment risk, are passed on to the certificate holder. Accordingly, the term of mortgage-backed securities approximates the term of the underlying mortgages and can vary

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

significantly due to prepayments. Therefore, schedules of maturities for mortgage-backed securities have been excluded from the below disclosure.

The amortized cost and estimated fair value of securities available for sale at September 30,2022, by contractual maturity, are shown below.

	September 30, 2022
	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$423	$418
Due from one year to five years	100,739	98,780
Due from five to ten years	44,543	42,226
	145,705	141,424
Mortgage-backed securities	19,816	19,013
	$165,521	$160,437

The following table summarizes securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2022
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$5	$—	$5	$418
Mortgage-backed securities	803	—	803	19,013
U.S. Treasury bonds	1,959	—	1,959	98,780
Corporate bonds	2,322	—	2,322	40,221
	$5,089	$—	$5,089	$158,432

	December 31, 2021
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
U.S. Treasury bonds	—	—	—	—
Corporate bonds	—	1	1	3,999
	$—	$1	$1	$3,999

There were 31 investments in an unrealized loss position at September 30, 2022, and two investments in an unrealized loss position at December 31, 2021. The Company does not consider any securities to be other-than-temporarily impaired. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities, and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal because of credit concerns on these securities.

There were no securities pledged as collateral as of September 30, 2022 and December 31, 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

3.
Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Real estate loans:
Non-farm non-residential owner occupied	$529,046	$383,941
Non-farm non-residential non-owner occupied	490,503	445,308
Residential	283,432	213,264
Construction, development & other	500,879	320,335
Farmland	22,770	9,934
Commercial & industrial	1,029,231	611,348
Consumer	3,728	4,001
Municipal and other	113,263	80,593
	2,972,852	2,068,724
Allowance for loan losses	(29,109)	(19,295)
Loans, net	$2,943,743	$2,049,429

Total loans are presented net of unaccreted discounts and deferred fees totaling $7.8 million and $6.5 million at September 30, 2022 and December 31, 2021, respectively.

The Company had $1.8 million and $81.6 million in outstanding loan balances related to the guaranteed SBA Paycheck Protection Program (“PPP”) as of September 30, 2022 and December 31, 2021, respectively. These loans are included within the commercial and industrial loan balances throughout the footnotes.

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

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$921	$—	$1,008	$—
Non-farm non-residential non-owner occupied	309	—	346	—
Residential	111	98	127	—
Construction, development & other	227	—	244	—
Farmland	—	—	—	—
Commercial & industrial	7,846	—	8,297	278
Consumer	20	—	—	—
Municipal and other	—	—	—	—
Purchased credit impaired	5	—	8	—
	$9,439	$98	$10,030	$278

As of September 30, 2022 and 2021, the amount of income that would have been accrued for loans on non-accrual was approximately $529,000 and $659,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

An age analysis of past due loans, segregated by class of loans, was as follows:

	September 30, 2022
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$3,722	$—	$921	$4,643	$524,403	$529,046
Non-farm non-residential non-owner occupied	—	—	309	309	490,194	490,503
Residential	143	—	209	352	283,081	283,433
Construction, development & other	129	—	227	356	500,517	500,873
Farmland	—	—	—	—	22,770	22,770
Commercial & industrial	1,292	626	7,846	9,764	1,019,412	1,029,176
Consumer	—	—	20	20	3,708	3,728
Municipal and other	80	—	—	80	113,183	113,263
Purchased credit impaired	—	—	5	5	55	60
	$5,366	$626	$9,537	$15,529	$2,957,323	$2,972,852

	December 31, 2021
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$291	$—	$1,008	$1,299	$382,642	$383,941
Non-farm non-residential non-owner occupied	161	—	346	507	444,079	444,586
Residential	230	—	127	357	212,822	213,179
Construction, development & other	—	395	244	639	315,584	316,223
Farmland	—	—	—	—	9,934	9,934
Commercial & industrial	960	457	8,575	9,992	601,291	611,283
Consumer	9	—	—	9	3,992	4,001
Municipal and other	18	1	—	19	80,574	80,593
Purchased credit impaired	—	—	8	8	4,976	4,984
	$1,669	$853	$10,308	$12,830	$2,055,894	$2,068,724

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

Impaired Loans

The following tables present impaired loans by class of loans:

	September 30, 2022
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during period
Real estate loans:
Non-farm non-residential owner occupied	$921	$921	$—	$921	$—	$941
Non-farm non-residential non-owner occupied	5,530	5,527	—	5,527	—	5,579
Residential	114	111	—	111	—	119
Construction, development & other	224	227	—	227	—	235
Farmland	—	—	—	—	—	—
Commercial & industrial	13,353	5,955	7,401	13,356	1,625	12,504
Consumer	19	20	—	20	—	21
Municipal and other	—	—	—	—	—	—
Purchased credit impaired	54	—	54	54	14	60
	$20,215	$12,761	$7,455	$20,216	$1,639	$19,459

	December 31, 2021
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$1,008	$—	$1,008	$—	$1,051
Non-farm non-residential non-owner occupied	5,641	5,630	—	5,630	—	5,680
Residential	130	127	—	127	—	138
Construction, development & other	241	244	—	244	—	255
Farmland	—	—	—	—	—	—
Commercial & industrial	8,297	7,331	967	8,298	290	9,117
Consumer	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
Purchased credit impaired	65	—	65	65	17	71
	$15,382	$14,340	$1,032	$15,372	$307	$16,312

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $278,000 and $398,000 for the nine months ended September 30, 2022 and 2021, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

Troubled Debt Restructuring

During the nine months ended September 30, 2022, the terms of one loan were modified as a troubled debt restructuring (“TDR”). The terms of three loans were modified as TDRs prior to December 31, 2021. The following table presents modifications of loans the Company considers to be TDR loans:

September 30, 2022
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$842	$842	$—	$842	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	1	781	781	—	781	—
Consumer	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
	4	$1,623	$1,623	$—	$1,623	$—

December 31, 2021
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$927	$927	$—	$927	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	2	758	758	—	758	—
Consumer	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
	5	$1,685	$1,685	$—	$1,685	$—

No loans modified under a TDR during the previous twelve-month period were in default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. At September 30, 2022 and December 31, 2021, the Company had no commitments to lend additional funds to borrowers with loans whose terms had been modified under TDRs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

COVID-19 Loan Deferments

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of COVID-19. During March of 2020 and to help mitigate these effects, the Company began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers could apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At September 30, 2022 and December 31, 2021, the Company had approximately 300 and 500 loans totaling $169.7 million and $223.6 million, respectively, in outstanding loan balances that were subject to deferral and modification agreements due to COVID-19 whereby the principal and/or interest payments were deferred to the end of each loan term. Subsequent to the approved deferral period, customers resumed their regular payments. The Coronavirus Aid, Relief, and Economic Security Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At September 30, 2022 and December 31, 2021, $3.6 million and $4.4 million, respectively, in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

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

(iv) Credits purchased from third parties are recorded at their estimated fair value at the acquisition date and are classified as PCI loans if the loans reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments (see Note 1 – Nature of Operations and Summary of Significant Accounting Policies – Certain Acquired Loans).

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

The following tables summarize the Company’s internal ratings of its loans:

	September 30, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$517,197	$5,163	$6,686	$—	$—	$529,046
Non-farm non-residential non-owner occupied	483,426	233	6,844	—	—	490,503
Residential	282,401	—	1,031	—	—	283,432
Construction, development & other	500,647	—	226	6	—	500,879
Farmland	22,770	—	—	—	—	22,770
Commercial & industrial	1,022,533	1,915	4,729	54	—	1,029,231
Consumer	3,708	—	20	—	—	3,728
Municipal and other	113,263	—	—	—	—	113,263
	$2,945,945	$7,311	$19,536	$60	$—	$2,972,852

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development & other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial & industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Municipal and other	80,593	—	—	—	—	80,593
	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

Allowance for Loan Losses

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration has been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at September 30, 2022 and December 31, 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

The following tables detail the activity in the allowance for loan losses by portfolio segment:

	For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,456	$749	$—	$—	$4,205
Non-farm non-residential non-owner occupied	5,935	(252)	—	—	5,683
Residential	957	(39)	—	—	918
Construction, development & other	2,064	526	—	—	2,590
Farmland	45	36	—	—	81
Commercial & industrial	6,500	9,316	(461)	12	15,367
Consumer	6	(14)	—	13	5
Municipal and other	332	(72)	—	—	260
	$19,295	$10,250	$(461)	$25	$29,109

	For the Nine Months Ended September 30, 2021
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,608	$970	$—	$—	$3,578
Non-farm non-residential non-owner occupied	3,107	1,774	—	—	4,881
Residential	1,218	(224)	—	—	994
Construction, development & other	932	(77)	—	—	855
Farmland	32	8	—	—	40
Commercial & industrial	3,858	1,367	(315)	100	5,010
Consumer	35	(31)	—	2	6
Municipal and other	189	36	(20)	2	207
	$11,979	$3,823	$(335)	$104	$15,571

	For the Three Months Ended September 30, 2022
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$4,052	$153	$—	$—	$4,205
Non-farm non-residential non-owner occupied	5,286	397	—	—	5,683
Residential	827	91	—	—	918
Construction, development & other	2,263	327	—	—	2,590
Farmland	69	12	—	—	81
Commercial & industrial	13,854	1,970	(461)	4	15,367
Consumer	4	1	—	—	5
Municipal and other	311	(51)	—	—	260
	$26,666	$2,900	$(461)	$4	$29,109

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

	For the Three Months Ended September 30, 2021
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,936	$(358)	$—	$—	$3,578
Non-farm non-residential non-owner occupied	4,330	551	—	—	4,881
Residential	1,050	(56)	—	—	994
Construction, development & other	682	173	—	—	855
Farmland	34	6	—	—	40
Commercial & industrial	3,192	1,962	(145)	1	5,010
Consumer	10	(4)	—	—	6
Municipal and other	160	49	(2)	—	207
	$13,394	$2,323	$(147)	$1	$15,571
The following tables summarize the allocation of the allowance for loan losses, by portfolio segment, for loans evaluated for impairment individually and collectively:

	September 30, 2022
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$4,205	$—	$4,205
Non-farm non-residential non-owner occupied	—	5,683	—	5,683
Residential	—	918	—	918
Construction, development & other	—	2,590	—	2,590
Farmland	—	81	—	81
Commercial & industrial	1,625	13,728	14	15,367
Consumer	—	5	—	5
Municipal and other	—	260	—	260
	$1,625	$27,470	$14	$29,109

	December 31, 2021
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,456	$—	$3,456
Non-farm non-residential non-owner occupied	—	5,935	—	5,935
Residential	—	957	—	957
Construction, development & other	—	2,064	—	2,064
Farmland	—	45	—	45
Commercial & industrial	290	6,193	17	6,500
Consumer	—	6	—	6
Municipal and other	—	332	—	332
	$290	$18,988	$17	$19,295

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

The Company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	September 30, 2022
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$921	$528,125	$—	$529,046
Non-farm non-residential non-owner occupied	5,527	484,976	—	490,503
Residential	111	283,321	—	283,432
Construction, development & other	227	500,652	—	500,879
Farmland	—	22,770	—	22,770
Commercial & industrial	13,356	1,015,821	54	1,029,231
Consumer	20	3,708	—	3,728
Municipal and other	—	113,263	—	113,263
	$20,162	$2,952,636	$54	$2,972,852

	December 31, 2021
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$382,933	—	$383,941
Non-farm non-residential non-owner occupied	5,630	439,678	—	445,308
Residential	127	213,137	—	213,264
Construction, development & other	244	320,091	—	320,335
Farmland	—	9,934	—	9,934
Commercial & industrial	8,298	602,985	65	611,348
Consumer	—	4,001	—	4,001
Municipal and other	—	80,593	—	80,593
	$15,307	$2,053,352	$65	$2,068,724

Certain Acquired Loans

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCI loans:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Real estate loans:
Non-farm non-residential owner occupied	$—	$—
Non-farm non-residential non-owner occupied	—	820
Residential	80	181
Construction, development & other	6	5,169
Farmland	—	—
Commercial & industrial	55	66
Consumer	—	—
Municipal and other	—	—
Total outstanding balances	$141	$6,236
Carrying amount	$60	$4,984

The accretable discount is accreted into income using the interest method over the life of the loans. At September 30, 2022 and December 31, 2021, unaccreted discounts on PCI loans totaled $164,000 and $926,000, respectively, and were included in net loans in the accompanying consolidated balance sheets.

At September 30, 2022 and December 31, 2021, the allowance for loan losses related to the PCI loans disclosed above was $14,000 and $17,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

Accretable yield, or income expected to be collected on PCI loans was as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Balance at beginning of year	$926	$2,261
Accretion of income	(762)	(1,335)
Balance at end of period	$164	$926

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	September 30, 2022	December 31, 2021
Building and building improvements	30 years or 3 - 10 years	$12,490	$12,156
Land		3,894	3,894
Equipment	3 - 5 years	5,523	4,308
Leasehold improvements	3 - 10 years	4,898	2,888
Furniture and fixtures	3 - 5 years	3,787	2,541
Construction in process		4,558	1,174
		35,150	26,961
Accumulated depreciation		(9,701)	(7,916)
		$25,449	$19,045

Depreciation expense for the nine months ended September 30, 2022 and 2021 amounted to approximately $1.8 million and $1.3 million, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Transaction accounts:
Noninterest bearing demand accounts	$517,265	$531,401
Interest bearing demand accounts	2,228,184	1,298,546
Savings	37,280	33,539
Total transaction accounts	2,782,729	1,863,486
Time deposits	201,585	277,713
Total deposits	$2,984,314	$2,141,199

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $119.9 million and $113.2 million as of September 30, 2022 and December 31, 2021, respectively.

Scheduled maturities of time deposits at September 30, 2022 are as follows:

(Dollars in thousands)
2022 (three months remaining)	$46,824
2023	140,188
2024	10,292
2025	1,717
2026	1,553
2027 and thereafter	1,011
$201,585

At September 30, 2022 and December 31, 2021, the aggregate amount of demand deposit overdrafts that were reclassified as loans was $45,000 and $28,000, respectively.

Deposits received from related parties at September 30, 2022 and December 31, 2021, totaled approximately $17.4 million and $19.0 million, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

6.
Income Taxes

During the nine months ended September 30, 2022 and 2021, the Company recorded income tax provision expense of $2.7 million and $2.9 million, reflecting an effective tax rate of 19.6% and 20.9%, respectively.

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

7.
FHLB Advances and Other Borrowings

Line of Credit - Senior Debt

On March 10, 2021, the Company combined a $10.0 million promissory note scheduled to mature on August 31, 2021, with the remaining balance of a $10.9 million note scheduled to mature on March 10, 2021. The remaining balance of the two aforementioned notes totaling $20.9 million was consolidated into a new revolving line of credit loan with new funds of $10.0 million for a total facility of $30.9 million. The note bore interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest was due at maturity. Upon maturity, the outstanding balance of the note was renewed for $30.9 million, and the total revolving line of credit facility was increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. The note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt and subordinated notes described below. As of September 30, 2022, the outstanding balance was $30.9 million.

Note Payable - Subordinated Debt

During August 2021, the Company paid off a $2.0 million promissory note scheduled to mature on September 27, 2022 and an $11.0 million promissory note scheduled to mature on July 29, 2022. Each note bore interest at a fixed rate of 6.00%. Quarterly interest payments for the $2.0 million note were due on the 27th day of March, June, September and December. Quarterly interest payments for the $11.0 million note were due on the 29th day of March, June, September and December. The notes were subordinate and junior in rights to the senior indebtedness described above.

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

September 30, 2022 and December 31, 2021

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of September 30, 2022, the Company had $82.3 million in outstanding principal and $2.0 million in unamortized debt issuance costs.

FHLB Borrowings

The Company had no FHLB advances outstanding as of September 30, 2022. FHLB advances are collateralized by FHLB stock, real estate loans and investment securities. The approximate amount of loans and investment securities that collateralize borrowings at September 30, 2022 and December 31, 2021 was $974.7 million and $601.0 million, respectively. At September 30, 2022, letters of credit with FHLB for $191.3 million were outstanding with expirations ranging from October 2022 through September 2023.

Contractual maturities of borrowings at September 30, 2022 were as follows:

(Dollars in thousands)	Senior Debt Borrowings	Subordinated Debt Borrowings
2022 (three months remaining)	$—	$—
2023	—	—
2024	30,875	—
2025	—	—
2026	—	—
2027 and thereafter	—	80,298
	$30,875	$80,298

At September 30, 2022 and December 31, 2021, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $50.5 million. The Company had no advances outstanding under these lines at September 30, 2022 and December 31, 2021.

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At September 30, 2022, there were no shares remaining available for grant for future awards as all outstanding

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At September 30, 2022, there were 125,390 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At September 30, 2022, there were 8,000 shares remaining available for grant for future awards under the Director Plan.

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At September 30, 2022, there were no shares remaining available for grant for future awards.

Stock Options

During the nine months ended September 30, 2022, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the nine months ended September 30, 2022 and for the year ended December 31, 2021 were granted with an exercise price ranging from $18.20 to $25.76.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the nine months ended September 30, 2022: risk-free interest rate ranging from 1.45% to 3.34%, dividend yield of 0.00%; estimated volatility ranging from 10.00% to 38.00%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the nine months ended September 30, 2021: risk-free interest rate ranging from 0.70% to 1.42%, dividend yield of 0.00%; estimated volatility of 10.00%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

For the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $518,000 and $350,000, respectively, associated with stock options. As of September 30, 2022, there was approximately $3.0 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for the nine months ended September 30, 2022 and 2021 is presented below:

	September 30, 2022		September 30, 2021
(Dollars in thousands, except share and per share data)	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,220,428	$17.83	660,251	$14.37
Granted during the period	109,000	22.00	630,750	19.27
Forfeited during the period	(83,617)	21.15	(43,280)	15.49
Exercised during the period	(47,333)	14.38	(73,797)	13.29
Outstanding at the end of period	1,198,478	$18.12	1,173,924	$17.03
Options exercisable at end of period	497,808	$15.12	372,204	$13.56
Weighted-average grant date fair value of options granted during the period		$7.06		$2.98

A summary of weighted average remaining life is presented below:

(Dollars in thousands, except share and per share data)	September 30, 2022			September 30, 2021
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	146,553	2.21	146,553	170,566	3.20	170,566
$13.00 - $16.99	439,175	6.74	273,105	535,358	7.76	201,638
$17.00 - $26.99	612,750	8.91	78,150	468,000	9.68	—
	1,198,478	7.29	497,808	1,173,924	7.86	372,204

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $1.3 million and $1.2 million, respectively, at September 30, 2022. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $4.5 million and $2.6 million, respectively, at September 30, 2021.

The intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $236,000 and $405,000, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	September 30, 2022		September 30, 2021
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	858,670	$3.15	262,670	$2.42
Granted during the period	109,000	7.06	630,750	2.98
Vested during the period	(189,300)	3.01	(48,420)	6.72
Forfeited during the period	(77,700)	3.53	(43,280)	2.73
Nonvested at end of period	700,670	$3.75	801,720	$2.58

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

Warrants

The Company has fully vested stock warrants issued in connection with the organization of the Company which are exercisable over a ten-year period that expire on July 1, 2023. The warrants are exercisable to purchase one share of common stock for each warrant held. The weighted average remaining contractual life of these outstanding stock warrants was nine months as of September 30, 2022.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 at September 30, 2022 which is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 7.0 years as of September 30, 2022.

A summary of the Company’s stock warrant activity is presented below:

	September 30, 2022		September 30, 2021
(Dollars in thousands, except share and per share data)	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,285	$11.00	6,000	$11.00
Granted	175,000	22.50	—	—
Exercised	—	—	(1,715)	11.00
Expired or forfeited	—	—	—	—
Outstanding at end of period	179,285	$22.23	4,285	$11.00
Exercisable at end of period	179,285	$22.23	4,285	$11.00

Restricted Stock Awards

The Company granted restricted stock awards (“RSAs”) to certain executive officers and employees of the Company. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted stock have full voting rights. Generally, the awards vest ratably over a two-to-four year period but vesting periods may vary. No RSAs were awarded or were outstanding during the nine months ended September 30, 2021.

A summary of the activity for non-vested RSAs for the nine months ended September 30, 2022 is presented below:

	September 30, 2022
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	49,750	$24.00
Granted during the period	44,514	22.86
Vested during the period	—	—
Forfeited during the period	(9,500)	24.67
Nonvested at the end of period	84,764	$23.33

Compensation expense for restricted stock awards is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized stock-based compensation expense associated with RSAs of approximately $464,000 during the nine months ended September 30, 2022. As of September 30, 2022, there was approximately $1.4 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over the remaining vesting periods.

9.
Leases

Operating Leases

The Company leases certain office space and stand-alone buildings which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in other assets and other liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of September 30, 2022, the Company's operating lease ROU asset and operating lease liability totaled $18.3 million and $18.4 million, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

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

As of September 30, 2022, the weighted-average discount rate for the Company's operating leases was 4.04%. The Company's lease terms range from five months to one hundred forty-four months. The weighted-average remaining term of the leases was 9.9 years.

Lease costs for the period shown below were as follows:

(Dollars in thousands)	September 30, 2022
Operating lease cost	$1,893
Short-term lease cost	467
Total lease cost	$2,360

Total operating lease expense for the nine months ended September 30, 2022 and 2021 was $2,360,000 and $1,071,000, respectively.

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2027 and thereafter is presented below:

(Dollars in thousands)	September 30, 2022
2022 (three months remaining)	$453
2023	2,376
2024	2,508
2025	2,510
2026	2,570
2027 and thereafter	14,513
Total undiscounted lease liability	24,930
Less:
Discount on cash flows	(4,078)
Lease signed, but not yet commenced	(2,445)
Total operating lease liability	$18,407

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$1,077,210	$606,160
Standby letters of credit	21,253	14,144
Total	$1,098,463	$620,304

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

September 30, 2022 and December 31, 2021

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

September 30, 2022 and December 31, 2021

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

There were no transfers between levels during the nine month period ended September 30, 2022 or during the year ended December 31, 2021.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At September 30, 2022:
Securities available for sale:
State and municipal securities	$—	$418	$—	$418
Mortgage-backed securities	—	19,013	—	19,013
U.S. Treasury bonds	—	98,780	—	98,780
Corporate bonds	—	42,226	—	42,226
Total investment securities available for sale	$—	$160,437	$—	$160,437
Asset derivatives:
Interest rate swaps	$—	$11,507	$—	$11,507
Total asset derivatives	$—	$11,507	$—	$11,507
Liability derivatives:
Interest rate swaps	—	11,507	—	11,507
Risk participation agreements	—	7	—	7
Total liability derivatives	$—	$11,514	$—	$11,514

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2021:
Securities available for sale:
State and municipal securities	$—	$1,094	$—	$1,094
Mortgage-backed securities	—	811	—	811
Corporate bonds	—	24,527	—	24,527
Total investment securities available for sale	$—	$26,432	$—	$26,432
Asset derivatives:
Interest rate swaps	$—	$389	$—	$389
Total asset derivatives	$—	$389	$—	$389
Liability derivatives:
Interest rate swaps	$—	$389	$—	$389
Total liability derivatives	$—	$389	$—	$389

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2022 and December 31, 2021:

Impaired loans. At September 30, 2022, impaired loans with carrying values of $20.2 million were reduced by specific valuation allowances totaling $1.6 million resulting in a net fair value of $18.6 million based on Level 3 inputs. At December 31, 2021, impaired loans with carrying values of $15.4 million were reduced by specific valuation allowances totaling $307,000 resulting in a net fair value of $15.1 million based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2022 and year ended December 31, 2021, include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

The Company had no foreclosed assets as of September 30, 2022. The following table presents the foreclosed assets that were remeasured and recorded at fair value during the year ended December 31, 2021:

(Dollars in thousands)	December 31, 2021
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,676
Write downs included in other non-interest expense	—
Fair value of foreclosed assets remeasured subsequent to initial recognition	$1,676

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

September 30, 2022 and December 31, 2021

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$217,848	$217,848	$327,025	$327,025
Interest bearing time deposits in other banks	132	132	131	131
Investment securities available for sale	160,437	160,437	26,432	26,432
Non-marketable securities	27,136	27,136	7,527	7,527
Accrued interest receivable	16,246	16,246	10,228	10,228
Bank-owned life insurance	60,263	60,263	26,528	26,528
Derivative instruments assets	11,507	11,507	389	389
	$493,569	$493,569	$398,260	$398,260
Level 3 inputs
Loans, including held for sale, net	$2,943,743	$2,842,113	$2,049,429	$2,023,761
Financial liabilities
Level 2 inputs
Deposits	$2,984,314	$2,986,642	$2,141,199	$2,141,999
Accrued interest payable	2,925	2,925	437	437
FHLB advances	—	—	50,000	50,000
Notes payable	111,173	111,173	1,000	1,000
Derivative instrument liabilities	11,514	11,514	389	389
	$3,109,926	$3,112,254	$2,193,025	$2,193,825

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

At September 30, 2022 and December 31, 2021, the Company had federal funds sold aggregating $1,225,000 and $292,000, respectively, which represents concentrations of credit risk. The Company had uninsured deposits of $59.6 million and $189.7 million as of September 30, 2022 and December 31, 2021, respectively.

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

September 30, 2022 and December 31, 2021

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

ESOP Plan Merged Into 401-K Plan

Effective July 1, 2022, the Company amended the Third Coast Bank, SSB 401(k) Plan and merged that plan into the Third Coast Bank, SSB Employee Stock Ownership Plan (the “Merged Plan”). In connection with this amendment and plan merger, on July 1, 2022, the Company registered an aggregate of 400,000 shares of the Company's common stock, par value $1.00 per share, for issuance to the Merged Plan in connection with elections by participants to allocate a portion of their plan account balances (up to the limits prescribed under the Merged Plan) to the Company stock fund investment option. The number of shares held by the ESOP immediately prior to the plan merger was 149,461 shares. Under the Merged Plan, discretionary contributions made by the Company will be invested at the direction of the plan participant, in accordance with participant plan elections.

For the nine months ended September 30, 2022 and 2021, Company contributions to the Merged Plan were approximately $1,053,000 and $639,000, respectively. Administrative expense related to the ESOP and the Plan for the same nine month periods totaled approximately $50,000 and $30,000, respectively. The costs were included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At September 30, 2022 and December 31, 2021, the aggregate amounts of loans to related parties were approximately $499,000 and $569,000, respectively. During the nine months ended September 30, 2022, loan originations to related parties totaled $325,000 and repayments from related party loans totaled $395,000. Related party unfunded commitments at September 30, 2022 were $300,000. There were no related party unfunded commitments at December 31, 2021.

15.
Shareholders’ Equity and Regulatory Matters

Preferred Stock

Under the Company's Certification of Formation, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $1.00 per share. On September 30, 2022, the Company adopted resolutions creating Series A Convertible Non-Cumulative Preferred Stock and Series B Convertible Perpetual Preferred Stock, with 69,400 shares authorized for each series.

Preferred Stock - Private Placement

On September 30, 2022, the Company completed a private placement of (i) 69,400 shares of a new series of preferred stock designated Series A Convertible Non-Cumulative Preferred Stock, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) the Preferred Warrants at an exercise price equal to $22.50 per share, for aggregate gross proceeds of $69.4 million before deducting placement fees and offering expenses. Aggregate net proceeds were $66.3 million after deducting placement fees and offering expenses of $3.1 million. The Company intends to use the net proceeds of the private placement for general corporate purposes.

The securities sold in the private placement were sold only to accredited investors and were issued without registration under the Securities Act, in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as securities offered and sold only to accredited investors (as defined in Rule 501(a) of Regulation D under the Securities Act) in a transaction not involving any public offering. Officers and Directors of the Company purchased $2.7 million of the Series A Preferred Stock.

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

September 30, 2022 and December 31, 2021

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

Common Stock - Private Placement

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2022 and December 31, 2021 the Bank meets all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2022 and December 31, 2021. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since September 30, 2022, that management believes have changed the Bank’s category.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

A comparison of the Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes Basel III Fully Phased-In (2)				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2022:
Total capital (to risk weighted assets):
Bank	485,638	13.9%	≥	367,705	≥	10.5%	≥	350,195	≥	10.0%
Tier I capital (to risk weighted assets):
Bank	456,529	13.0%	≥	297,666	≥	8.5%	≥	280,156	≥	8.0%
Tier I capital (to average assets): (1)
Bank	456,529	13.3%	≥	137,438	≥	4.0%	≥	171,798	≥	5.0%
Common equity tier 1 (to risk weighted assets):
Bank	456,529	13.0%	≥	245,137	≥	7.0%	≥	227,627	≥	6.5%
As of December 31, 2021:
Total capital (to risk weighted assets):
Bank	288,022	13.5%	≥	223,444	≥	10.5%	≥	212,804	≥	10.0%
Tier I capital (to risk weighted assets):
Bank	268,727	12.6%	≥	180,883	≥	8.5%	≥	170,243	≥	8.0%
Tier I capital (to average assets): (1)
Bank	268,727	12.3%	≥	87,602	≥	4.0%	≥	109,503	≥	5.0%
Common equity tier 1 (to risk weighted assets):
Bank	268,727	12.6%	≥	148,962	≥	7.0%	≥	138,322	≥	6.5%

(1) The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Bank to maintain a Tier 1 capital ratio (to average assets) above the minimum required.

(2) Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CIT1 capital buffer under the Basel III Capital Rules.
16.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method, plus the dilutive effect of convertible preferred stock using the if-converted method. At September 30, 2022, the dilutive effects of convertible preferred stock were excluded from diluted earnings per share due to their anti-dilutive effects on the computation.

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Net income available to common shareholders	$6,770	$2,385	$11,134	$11,070
Weighted-average shares outstanding for basic earnings per common share	13,490,680	8,099,878	13,443,862	6,913,524
Dilutive effect of stock compensation	188,282	348,234	308,694	209,122
Weighted-average shares outstanding for diluted earnings per common share	13,678,962	8,448,112	13,752,556	7,122,646

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

17.
Derivative Financial Instruments

Cash Flow Hedges

During July 2022 and as part of its hedging strategy, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million on its floating rate deposits. The facility, which was designated as a cash flow hedge, was discontinued on August 24, 2022, and a termination fee of $3.0 million was received by the Company. The fee is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or July 9, 2027.

On February 18, 2021, a $100.0 million pay-fixed interest rate swap facility designated as a cash flow hedge was discontinued and a termination fee of $945,000 was received by the Company. The fee is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or September 4, 2025.

For the nine months ended September 30, 2022, approximately $195,000 was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

Fair Value Hedges

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

For some of its loan participation facilities, the Company enters into Risk Participation Agreements (“RPAs”) with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2022, no such deterioration was determined by management.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At September 30, 2022, the Company's derivative assets and liabilities each totaled $18.5 million.

As of September 30, 2022 and December 31, 2021, cash of $730,000 was pledged as collateral for derivative financial instruments.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
September 30, 2022
Risk participation agreements purchased	10,900	—	—	—	4.87%	2.4
Risk participation agreements sold	29,576	—	7	—	5.54%	4.5
Commercial loan interest rate swaps:
Loan customer counterparty	161,551	—	11,507	—	4.75%	5.0
Financial institution counterparty	161,551	11,507		4.75%	—	5.0
Total derivatives	$363,578	$11,507	$11,514

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2022 and December 31, 2021

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2021
Commercial loan interest rate swaps:
Loan customer counterparty	77,587	—	389		4.21%	7.6
Financial institution counterparty	77,587	389	—	4.21%		7.6
Total derivatives	$155,174	$389	$389

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible, Net

In 2020, the Company recorded goodwill and core deposit intangible of $18,033,880 and $1,615,002, respectively, relating to the Heritage Bancorp, Inc. acquisition.

Amortization expense of the core deposit intangible (“CDI”) was $121,000 for each of the nine months ended September 30, 2022 and 2021. The remaining weighted average life is 7.3 years at September 30, 2022.

Scheduled amortization of CDI at September 30, 2022 are as follows:

(Dollars in thousands)	CDI Amortization
2022 (three months remaining)	$40
2023	162
2024	162
2025	162
2026	162
2027 and thereafter	483
$1,171

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

20. Subsequent Events

Dividend Declaration

On October 14, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $3.1875 per share on the Series A Preferred Stock. The dividend was paid on October 17, 2022, to holders of record at the close of business on September 30, 2022.

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate fifteen branches, with eight branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, three branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of September 30, 2022, we had, on a consolidated basis, total assets of $3.52 billion, total loans of $2.97 billion, total deposits of $2.98 billion and total shareholders’ equity of $376.4 million.

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

Completion of $69.4 Million Preferred Stock Private Placement

On September 30, 2022, the Company completed a private placement of (i) 69,400 shares of a new series of preferred stock designated Series A Convertible Non-Cumulative Preferred Stock, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) warrants to purchase an aggregate of 175,000 shares of the Company’s common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) at an exercise price equal to $22.50 per share, for aggregate gross proceeds of $69.4 million before deducting placement fees and offering expenses. Aggregate net proceeds were $66.3 million after deducting placement fees and offering expenses of $3.1 million. The Company intends to use the net proceeds of the private placement for general corporate purposes.

The securities sold in the private placement were sold only to accredited investors and were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as securities offered and sold only to accredited investors (as defined in Rule 501(a) of Regulation D under the Securities Act) in a transaction not involving any public offering.

On October 14, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $3.1875 per share on the Series A Preferred Stock. The dividend was paid on October 17, 2022, to holders of record at the close of business on September 30, 2022.

Subordinated Notes Offering

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements (the “Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $82.3 million in aggregate principal amount of its 5.500% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”) in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Note Purchase Agreements contain certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes, and the Company intends to use the net proceeds from the offering for general corporate purposes.

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

The Company may, at its option, redeem the Notes (i) in whole or in part beginning with the interest payment date on April 1, 2027, and on any interest payment date thereafter, or (ii) in whole, but not in part, upon the occurrence of a “Tier 2 Capital Event,” a “Tax Event,” or “Investment Company Event” (each as defined in the Indenture). The redemption price for any redemption is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”)to the extent then required under applicable laws or regulations, including capital adequacy rules or regulations.

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of September 30, 2022, the Company had $82.3 million in outstanding principal and $2.0 million in unamortized debt issuance costs.

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

Completion of $70.5 Million Common Stock Private Placement

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

COVID-19 Update

The Company has been, and may continue to be, impacted by the COVID-19 pandemic. Uncertainty remains about the timing and strength of the global economy’s recovery. To address the economic impact of the pandemic in the U.S., multiple stimulus packages were enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which established the Paycheck Protection Program (the “PPP”), and the American Rescue Plan Act of 2021, enacted in March 2021.

We continue to evaluate protocols and processes in place to execute our business continuity plans while promoting the health and safety of our employees and continuing to support our customers and communities.

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program. PPP loans have a two or five-year term and earn interest at 1.0%. At September 30, 2022, outstanding PPP loans have decreased to $1.8 million, net of deferred loan fees of $79,000, and are included in commercial and industrial loans. Assuming compliance with PPP origination and documentation requirements, loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participated in the Main Street Lending Program (the “MSLP”), created by the Board of Governors of the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. At September 30, 2022, outstanding MSLP loans, excluding the 95% portion sold to the Federal Reserve and net of deferred loan fees of $468,000, were $3.2 million which are included in commercial and industrial loans.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Interest income	$43,102	$24,399	$18,703	76.7%	$102,795	$73,955	$28,840	39.0%
Interest expense	11,747	2,397	9,350	390.1%	18,492	8,021	10,471	130.5%
Net interest income	31,355	22,002	9,353	42.5%	84,303	65,934	18,369	27.9%
Provision for loan losses	2,900	2,323	577	24.8%	10,250	3,823	6,427	168.1%
Noninterest income	2,538	964	1,574	163.3%	5,470	2,823	2,647	93.8%
Noninterest expense	22,728	17,641	5,087	28.8%	65,682	50,938	14,744	28.9%
Income before income taxes	8,265	3,002	5,263	175.3%	13,841	13,996	(155)	(1.1)%
Income tax expense	1,495	617	878	142.3%	2,707	2,926	(219)	(7.5)%
Net income	$6,770	$2,385	$4,385	183.9%	$11,134	$11,070	$64	0.6%

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

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Net interest income increased $18.4 million, or 27.9%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 primarily due to interest income from loan growth offset by a decrease in income from PPP loans and an increase in interest expense from interest-bearing deposit growth, increased rates paid on interest-bearing deposits, and interest related to the subordinated notes issued in March 2022. Average loans increased from $1.60 billion for the nine months ended September 30, 2021 to $2.58 billion for the nine months ended September 30, 2022 with the increase primarily due to loan growth in construction and development real estate loans, commercial real estate loans, and commercial and industrial loans. During the nine months ended September 30, 2022, the Company recorded $665,000 in accelerated accretion on a purchased loan. The Company recognized $2.0 million in PPP loan origination fees for the nine months ended September 30, 2022 through both accretion and forgiveness of the related PPP loans compared to $16.8 million for the nine months ended September 30, 2021. Interest expense related to interest bearing deposit accounts was $15.0 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively. Interest expense related to notes payable was $2.8 million for the nine months ended September 30, 2022 compared to $1.1 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net interest margin and net interest spread were 3.85% and 3.66%, respectively, compared to 4.61% and 4.45%, respectively, for the nine months ended September 30, 2021.

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

	For the Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$115,705	$2,537	2.93%	$27,400	$778	3.80%
Loans, gross	2,577,324	98,344	5.10%	1,603,555	72,660	6.06%
Federal funds sold and other interest- earning assets	236,552	1,914	1.08%	282,065	517	0.25%
Total interest-earning assets	2,929,581	102,795	4.69%	1,913,020	73,955	5.17%
Less allowance for loan losses	(24,265)			(13,211)
Total interest-earning assets, net of allowance	2,905,316			1,899,809
Noninterest-earning assets	169,473			114,310
Total assets	$3,074,789			$2,014,119
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,279,048	$15,014	0.88%	$1,400,424	$6,613	0.63%
Notes payable	65,898	2,848	5.78%	29,475	1,080	4.90%
FHLB advances	52,202	630	1.61%	53,115	328	0.83%
Total interest-bearing liabilities	2,397,148	18,492	1.03%	1,483,014	8,021	0.72%
Noninterest-bearing deposits	351,002			380,645
Other liabilities	22,361			9,134
Total liabilities	2,770,511			1,872,793
Shareholders’ equity, including ESOP owned shares	304,278			141,326
Total liabilities and shareholders’ equity	$3,074,789			$2,014,119
Net interest income		$84,303			$65,934
Net interest spread(1)			3.66%			4.45%
Net interest margin(2)			3.85%			4.61%

__________________

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $11.6 million and $25.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	For the Nine Months Ended September 30, 2022 compared to 2021
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$2,507	$(748)	$1,759
Loans, gross	44,123	(18,439)	25,684
Federal funds sold and other interest-earning assets	(83)	1,480	1,397
Total increase (decrease) in interest income	$46,547	$(17,707)	$28,840
Interest-bearing liabilities:
Interest-bearing deposits	$4,149	$4,252	$8,401
Notes payable	1,335	433	1,768
FHLB advances	(6)	308	302
Total increase in interest expense	$5,478	$4,993	$10,471
Increase (decrease) in net interest income	$41,069	$(22,700)	$18,369

Three months ended September 30, 2022 vs. Three months ended September 30, 2021

Net interest income increased $9.4 million, or 42.5%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 primarily due to interest income from loan growth offset by a decrease in income from PPP loans and an increase in interest expense from increased rates paid on interest-bearing deposits, and interest related to the subordinated notes issued in March 2022. Average loans increased from $1.55 billion for the three months ended September 30, 2021 to $2.87 billion for the three months ended September 30, 2022 with the increase primarily due to loan growth in construction and development real estate loans, commercial real estate loans, and commercial and industrial loans. During the three months ended September 30, 2022, the Company recorded $665,000 in accelerated accretion on a purchased loan. The Company recognized $167,000 in PPP loan origination fees for the three months ended September 30, 2022 through both accretion and forgiveness of the related PPP loans compared to $4.1 million for the three months ended September 30, 2021. Interest expense related to interest bearing deposit accounts was $9.7 million and $2.0 million for three months ended September 30, 2022 and 2021, respectively. The average rate paid on interest-bearing deposits increased from 0.56% for the three months ended September 30, 2021 to 1.58% for the three months ended September 30, 2022. Interest expense related to notes payable was $1.6 million for the three months ended September 30, 2022 compared to $262,000 for the three months ended September 30, 2021. For the three months ended September 30, 2022, net interest margin and net interest spread were 3.77% and 3.40%, respectively, compared to 4.49% and 4.34%, respectively, for the three months ended September 30, 2021.

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

	For the Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$180,701	$1,367	3.00%	$31,588	$265	3.33%
Loans, gross	2,874,857	40,498	5.59%	1,553,517	23,940	6.11%
Federal funds sold and other interest earning assets	243,471	1,237	2.02%	360,723	194	0.21%
Total interest-earning assets	3,299,029	43,102	5.18%	1,945,828	24,399	4.97%
Less allowance for loan losses	(27,504)			(13,466)
Total interest-earning assets, net of allowance	3,271,525			1,932,362
Noninterest-earning assets	184,514			138,687
Total assets	$3,456,039			$2,071,049
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,446,443	$9,727	1.58%	$1,423,418	$2,023	0.56%
Notes payable	111,213	1,617	5.77%	21,278	262	4.89%
FHLB advances	60,176	403	2.66%	55,418	112	0.80%
Total interest-bearing liabilities	2,617,832	11,747	1.78%	1,500,114	2,397	0.63%
Noninterest-bearing deposits	498,408			386,727
Other liabilities	31,707			9,440
Total liabilities	3,147,947			1,896,281
Shareholders’ equity, including ESOP- owned shares	308,092			174,768
Total liabilities and shareholders' equity	$3,456,039			$2,071,049
Net interest income		$31,355			$22,002
Net interest spread(1)			3.40%			4.34%
Net interest margin(2)			3.77%			4.49%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $4.0 million and $7.8 million for the three months ended September 30, 2022 and 2021, respectively.

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

	For the Three Months September 30, 2022 compared to 2021
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$1,252	$(150)	$1,102
Loans, gross	20,334	(3,776)	16,558
Federal funds sold and other interest-earning assets	(65)	1,108	1,043
Total increase (decrease) in interest income	$21,521	$(2,818)	$18,703
Interest-bearing liabilities:
Interest-bearing deposits	$1,430	$6,274	$7,704
Notes payable	1,109	246	1,355
FHLB advances	9	282	291
Total increase in interest expense	$2,548	$6,802	$9,350
Increase (decrease) in net interest income	$18,973	$(9,620)	$9,353

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans.

The provision for loan losses for the nine months ended September 30, 2022 was $10.3 million compared to $3.8 million for the nine months ended September 30, 2021. The increase in the provision related primarily to provisioning for new loans booked in the nine months ended September 30, 2022.

The provision for loan losses for the three months ended September 30, 2022 was $2.9 million compared to $2.3 million for the three months ended September 30, 2021. The increase in the provision related primarily to provisioning for new loans booked in the three months ended September 30, 2022.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, earnings credits on correspondent bank balances, earnings from bank-owned life insurance, and derivative fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Noninterest Income:
Service charges and fees	$772	$559	$213	38.1%	$2,008	$1,801	$207	11.5%
Gain on sale of SBA loans	729	175	554	316.6%	827	$175	652	372.6%
Earnings on bank-owned life insurance	424	145	279	192.4%	815	421	394	93.6%
Derivative fees	313	—	313	100.0%	1,142	—	1,142	100.0%
Other	300	85	215	252.9%	678	426	252	59.2%
Total noninterest income	$2,538	$964	$1,574	163.3%	$5,470	$2,823	$2,647	93.8%

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

The increase in noninterest income of $2.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to $1.1 million in derivative related fee income, an increase of $652,000 from gains on the sales of the guaranteed portion of SBA loans, and an increase in earnings on bank-owned life insurance (“BOLI”) of $394,000 related to additional BOLI purchased in the second quarter of 2022.

Three months ended September 30, 2022 vs. Three months ended September 30, 2021

The increase in noninterest income of $1.6 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to $313,000 in derivative related fee income, an increase of $554,000 from gains on the sales of the guaranteed portion of SBA loans, and an increase in earnings on BOLI of $279,000.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$14,719	$12,138	$2,581	21.3%	$42,037	$34,613	$7,424	21.4%
Net occupancy and equipment expenses	2,232	1,419	813	57.3%	5,935	3,810	2,125	55.8%
Other:
Legal and professional fees	1,353	1,164	189	16.2%	5,100	3,843	1,257	32.7%
Data processing and network expenses	1,256	844	412	48.8%	3,110	2,274	836	36.8%
Regulatory assessments	1,000	252	748	296.8%	2,601	595	2,006	337.1%
Advertising and marketing expenses	438	422	16	3.8%	1,332	1,232	100	8.1%
Loan operations and other real estate owned expenses	284	495	(211)	(42.6)%	844	1,688	(844)	(50.0)%
Loss on sale of other real estate owned	—	—	—	—	350	344	6	1.7%
Other expenses	1,446	907	539	59.4%	4,373	2,539	1,834	72.2%
Total noninterest expense	$22,728	$17,641	$5,087	28.8%	$65,682	$50,938	$14,744	28.9%

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

The increase in noninterest expense of $14.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, legal and professional expenses, regulatory assessments, and other expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $42.0 million for the nine months ended September 30, 2022, an increase of $7.4 million, or 21.4%, compared to $34.6 million for the same period in 2021. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of September 30, 2022 and 2021, the number of employees was 369 and 313, respectively.

Net occupancy and equipment expenses were $5.9 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $2.6 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, the increase was also due to costs associated with opening three branches during 2022 and additional leased administrative office space to accommodate the increase in employees.
Legal and professional fees were $5.1 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher audit, consulting, and legal costs as a result of growth and regulatory requirements. We incurred additional professional expenses related to required regulatory filings resulting from our IPO in the fourth quarter of 2021 and additional legal fees related to potential new products and services.

Regulatory assessment fees increased from $595,000 for the nine months ended September 30, 2021 to $2.6 million for the nine months ended September 30, 2022. The increase was primarily due to our growth in total assets from $2.08 billion at September 30, 2021 to $3.52 billion at September 30, 2022 and an increase in our quarterly assessment rate. In addition, a catch up assessment was recorded in the first quarter of 2022 for changes to the 2021 assessments.

Other expenses were $4.4 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. Other expenses includes telephone and communication expenses, software purchases and maintenance costs, and other miscellaneous expenses. The increase was primarily due to a $900,000 one-time legal settlement, a $324,000 increase in check fraud losses, a $378,000 increase in directors and officers insurance and filing and investor relation expenses resulting from the IPO, and $124,000 in additional software purchased during 2022.

Three months ended September 30, 2022 vs. Three months ended September 30, 2021

The increase in noninterest expense of $5.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, data processing and network expenses, regulatory assessments, and other expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $14.7 million for the three months ended September 30, 2022, an increase of $2.6 million, or 21.3%, compared to $12.1 million for the same period in 2021. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of September 30, 2022 and 2021, the number of employees was 369 and 313, respectively.

Net occupancy and equipment expenses were $2.2 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $948,000 and $641,000 for the three months ended September 30, 2022 and 2021, respectively. In addition, the increase was also due to costs associated with the new branches opened in 2022 and additional administrative office space leased during the second half of 2021 to accommodate the increase in employees.

Data processing and network expenses were $1.3 million and $844,000 for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher network expenses related to the new branches and additional employees and increased item processing and ATM fees resulting from deposit growth.

Regulatory assessment fees increased from $252,000 for the three months ended September 30, 2021 to $1.0 million for the three months ended September 30, 2022. The increase was primarily due to our growth in total assets from $2.08 billion at September 30, 2021 to $3.52 billion at September 30, 2022 and an increase in our quarterly assessment rate.

Other expenses were $1.4 million and $907,000 for the three months ended September 30, 2022 and 2021, respectively. Other expenses includes telephone and communication expenses, software purchases and maintenance costs, and other miscellaneous expenses. The increase was primarily due to a $210,000 increase in check fraud losses, a $175,000 increase in directors and officers insurance and filing and investor relation expenses resulting from the IPO, $61,000 in additional software purchased during the quarter, and a $25,000 increase in telephone expense related to additional employees hired in 2022.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Income tax expense	$1,495	$617	$2,707	$2,926
Effective tax rate	18.1%	20.6%	19.6%	20.9%

Financial Condition

Total assets were $3.52 billion as of September 30, 2022 compared to $2.50 billion as of December 31, 2021. The increase in total assets of $1.02 billion was primarily due to organic loan growth, the purchase of investment securities, non-marketable equity securities, and BOLI. The increases were funded by the growth in demand deposits, the issuance of $82.3 million in subordinated notes in March 2022, and the issuance of 69,400 shares of Series A Preferred Stock with net proceeds of $66.3 million in September 2022. In addition, at September 30, 2022, operating lease right-of-use assets and operating lease liabilities were recorded totaling $18.3 million and $18.4 million, respectively, with the adoption of ASU 2016-02 in 2022, and derivative assets and liabilities each totaled $18.5 million as a result of 2022 derivative transactions.

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

As of September 30, 2022, total loans were $2.97 billion, an increase of $904.1 million, or 43.7%, compared to $2.07 billion as of December 31, 2021. The increase in loans was due to growth of non-PPP related loans totaling $983.9 million, primarily construction and development real estate loans, commercial real estate loans, and commercial and industrial loans. The loan growth was offset by a decrease in PPP loans of $79.8 million due to forgiveness payments received from the SBA. Total loans as a percentage of deposits were 99.6% and 96.6% as of September 30, 2022 and December 31, 2021, respectively. Total loans as a percentage of assets were 84.5% and 82.8% as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$529,046	17.8%	$383,941	18.6%
Non-farm non-residential non-owner occupied	490,503	16.5%	445,308	21.5%
Residential	283,432	9.5%	213,264	10.3%
Construction, development and other	500,879	16.9%	320,335	15.5%
Farmland	22,770	0.8%	9,934	0.5%
Commercial and industrial	1,029,231	34.6%	611,348	29.5%
Consumer	3,728	0.1%	4,001	0.2%
Municipal and other	113,263	3.8%	80,593	3.9%
Total loans	$2,972,852	100.0%	$2,068,724	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $145.1 million, or 37.8%, to $529.0 million as of September 30, 2022 from $383.9 million as of December 31, 2021.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $45.2 million, or 10.1%, to $490.5 million as of September 30, 2022 from $445.3 million as of December 31, 2021.

The increases in commercial real estate loans were due to continued organic growth.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $70.2 million, or 32.9%, to $283.4 million as of September 30, 2022 from $213.3 million as of December 31, 2021 due primarily to continued organic growth.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $180.5 million, or 56.4%, to $500.9 million as of September 30, 2022 from $320.3 million as of December 31, 2021 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At September 30, 2022 and December 31, 2021, outstanding factored receivables were $38.6 million and $41.9 million, respectively.

The commercial and industrial loan category also includes indirect auto loans with local dealerships that are funded through our indirect lending department. The loans are with recourse to the dealership and are structured as commercial lines of credit with the dealerships. The loans are approved with the same underwriting criteria as other commercial credits. Any loans under these lines of credit that are past due in excess of 90 days are required to be paid in full by the dealership. At September 30, 2022 and December 31, 2021, outstanding indirect auto loans included in the commercial and industrial category were $7.0 million and $7.3 million, respectively.

In April 2020, we began originating loans to qualified small businesses under the provisions of the CARES Act which are included in commercial and industrial loans. Loans covered by the PPP administered by the SBA may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. At September 30, 2022 and December 31, 2021, outstanding PPP loans, net of deferred loan fees, were $1.8 million and $81.6 million, respectively.

Commercial and industrial loans increased $417.9 million, or 68.4%, to $1.03 billion as of September 30, 2022 from $611.3 million as of December 31, 2021. The increase was primarily a result of continued organic loan growth offset by the decrease in PPP loans of $79.8 million due to payoffs and forgiveness by the SBA.

Other Loan Categories. Other categories of loans included in our loan portfolio include municipal loans, farmland loans, consumer loans, agricultural loans made to farmers and ranchers relating to their operations and lease financing. None of these categories of loans represents a material portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2022
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$27,267	$203,599	$211,347	$86,833	$529,046
Non-farm non-residential non-owner occupied	23,710	290,568	144,829	31,396	490,503
Residential	61,827	65,209	69,181	87,215	283,432
Construction, development and other	87,224	370,090	25,918	17,647	500,879
Farmland	3,561	11,365	6,861	983	22,770
Commercial and industrial	433,232	497,495	92,843	5,661	1,029,231
Consumer	1,189	2,134	405	—	3,728
Municipal and other	48,385	64,878	—	—	113,263
Total loans	$686,395	$1,505,338	$551,384	$229,735	$2,972,852
Amounts with fixed rates	$128,907	$419,830	$45,585	$67,109	$661,431
Amounts with floating rates	$557,488	$1,085,508	$505,799	$162,626	$2,311,421

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt. The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of September 30, 2022	As of December 31, 2021
Nonaccrual loans(1)	$9,439	$10,030
Loans > 90 days and still accruing	98	278
Restructured loan—accruing	781	5,295
Total nonperforming loans	$10,318	$15,603
Other real estate owned and repossessed assets	—	1,676
Total nonperforming assets	$10,318	$17,279
Ratio of nonaccrual loans to total loans	0.32%	0.48%
Ratio of nonperforming loans to total loans	0.35%	0.75%
Ratio of nonperforming loans to total assets	0.29%	0.62%
Ratio of nonperforming assets to total assets	0.29%	0.69%
Ratio of nonperforming loans to total loans plus OREO	0.35%	0.75%
Ratio of allowance for loan losses to nonaccrual loans	308.39%	192.37%

(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $10.3 million in nonperforming assets as of September 30, 2022 compared to $17.3 million as of December 31, 2021. Included in nonperforming assets, nonperforming loans were $10.3 million and $15.6 million as of September 30, 2022 and December 31, 2021, respectively. The improvement in nonperforming assets was primarily the result of the sale of an other real estate owned property and a decline in accruing restructured loans during 2022.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of September 30, 2022	As of December 31, 2021
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$921	$1,008
Non-farm non-residential non-owner occupied	309	346
Residential	111	127
Construction, development and other	227	244
Farmland	—	—
Commercial and industrial	7,846	8,297
Consumer	20	—
Municipal and other	—	—
Purchased credit impaired	5	8
Total nonaccrual loans	$9,439	$10,030

COVID-19 Loan Deferments

During March of 2020 and to help mitigate the anticipated effects of the COVID-19 pandemic on certain borrowers, we began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers were able to apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At September 30, 2022, we had approximately 300 loans totaling $169.7 million that had deferral and modification agreements due to COVID-19 whereby principal and/or interest payments during a specified period were deferred to the end of each of the loan terms. Subsequent to the approved deferral period, customers resumed their regular payments. The CARES Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as troubled debt restructurings if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At September 30, 2022, $3.6 million in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	September 30, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$517,197	$5,163	$6,686	$—	$—	$529,046
Non-farm non-residential non-owner occupied	483,426	233	6,844	—	—	490,503
Residential	282,401	—	1,031	—	—	283,432
Construction, development and other	500,647	—	226	6	—	500,879
Farmland	22,770	—	—	—	—	22,770
Commercial and industrial	1,022,533	1,915	4,729	54	—	1,029,231
Consumer	3,708	—	20	—	—	3,728
Municipal and other	113,263	—	—	—	—	113,263
Gross loans	$2,945,945	$7,311	$19,536	$60	$—	$2,972,852

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development and other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial and industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Municipal and other	80,593	—	—	—	—	80,593
Gross loans	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature and volume of our loan portfolio, overall portfolio quality, industry or borrower concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates, among other factors. Please see “– Critical Accounting Policies – Allowance for Loan Losses” below and “Part I – Financial Information – Item 1. Financial Statements – Note 3.”

As of September 30, 2022, the allowance for loan losses totaled $29.1 million, or 0.98% of total loans. As of December 31, 2021, the allowance for loan losses totaled $19.3 million, or 0.93% of total loans. The increase in our allowance for loan losses is due to the $10.3 million loan loss provision recorded for the nine months ended September 30, 2022.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for loan loss at beginning of period	$26,666	$13,394	$19,295	$11,979
Provision for loan loss	2,900	2,323	10,250	3,823
Charge-offs:
Commercial and Industrial	(461)	(145)	(461)	(315)
Municipal and other	—	(2)	—	(20)
Total charge-offs	(461)	(147)	(461)	(335)
Recoveries:
Commercial and industrial	4	1	12	100
Consumer	—	—	13	2
Municipal and other	—	—	—	2
Total recoveries	4	1	25	104
Net (charge-offs) recoveries	(457)	(146)	(436)	(231)
Allowance for loan losses at end of period	$29,109	$15,571	$29,109	$15,571
Ratio of net (charge-offs) recoveries to average loans(1)	(0.06)%	(0.04)%	(0.02)%	(0.02)%

(1)
Interim periods annualized.

During the three and nine months ended September 30, 2022 and 2021, charge-offs and recoveries were minimal.

The allowance for loan losses by loan category as of the dates indicated was as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$4,205	17.8%	$3,456	18.6%
Non-farm non-residential non-owner occupied	5,683	16.5%	5,935	21.5%
Residential	918	9.5%	957	10.3%
Construction, development and other	2,590	16.9%	2,064	15.5%
Farmland	81	0.8%	45	0.5%
Commercial and industrial	15,367	34.6%	6,500	29.5%
Consumer	5	0.1%	6	0.2%
Municipal and other	260	3.8%	332	3.9%
	$29,109	100.0%	$19,295	100.00%

Securities

Our investment portfolio consists of state and municipal securities, mortgage-backed securities, U. S. treasury bonds and corporate bonds classified as available for sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$423	$—	$5	$418
Mortgage-backed securities	19,816	—	803	19,013
U.S. Treasury bonds	100,739	—	1,959	98,780
Corporate bonds	44,543	5	2,322	42,226
	$165,521	$5	$5,089	$160,437

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$1,087	$7	$—	$1,094
Mortgage-backed securities	791	20	—	811
Corporate bonds	23,556	972	1	24,527
	$25,434	$999	$1	$26,432

As of September 30, 2022, the carrying amount of the security portfolio was $160.4 million compared to $26.4 million as of December 31, 2021, an increase of $134.0 million, or 507.0%. The increase relates to net purchases of a $100.1 million treasury security, $21.0 million in corporate bonds, and $19.0 million in mortgage-backed securities during the nine months ended September 30, 2022. Investment securities represented 4.6% and 1.1% of total assets as of September 30, 2022 and December 31, 2021, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of September 30, 2022 and December 31, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The amortized cost and estimated fair value of securities available for sale at September 30, 2022, by contractual maturity, are shown below:

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$423	$418
Due from one year to five years	100,739	98,780
Due from five years to ten years	44,543	42,226
	145,705	141,424
Mortgage-backed securities	19,816	19,013
	$165,521	$160,437

The weighted average life of our investment portfolio was 2.82 years with an estimated modified duration of 2.35 years as of September 30, 2022. The weighted average life of our investment portfolio was 5.88 years with an estimated modified duration of 5.02 years as of December 31, 2021.

Deposits

Total deposits as of September 30, 2022 were $2.98 billion, an increase of $843.1 million, or 39.4%, compared to $2.14 billion as of December 31, 2021. The increase was primarily due to our success in retaining and growing client relationships.

Noninterest-bearing deposits as of September 30, 2022 were $517.3 million, a decrease of $14.1 million, or 2.7%, compared to $531.4 million as of December 31, 2021. Total interest-bearing account balances as of September 30, 2022 were $2.47 billion, an increase of $857.3 million, or 53.3%, from $1.61 billion as of December 31, 2021.

The components of deposits as of the dates shown below were as follows:

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$2,228,184	90.3%	$1,298,546	80.6%
Savings	37,280	1.5%	33,539	2.1%
Time deposits $100,000 and over	187,185	7.6%	261,856	16.3%
Time deposits less than $100,000	14,400	0.6%	15,857	1.0%
Total interest-bearing deposits	$2,467,049	82.7%	$1,609,798	75.2%
Noninterest-bearing demand deposits	$517,265	17.3%	$531,401	24.8%
Total deposits	$2,984,314	100.0%	$2,141,199	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2022
Three months or less	$21,498
Over three months through six months	38,317
Over six months through twelve months	51,839
Over twelve months	5,259
Total	$116,913

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Nine Months Ended		Year Ended
	September 30, 2022		December 31, 2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$351,002	—	$383,747	—
Interest-bearing demand deposits	$1,995,084	0.94%	$1,064,737	0.62%
Savings	35,970	0.28%	27,776	0.29%
Time deposits	247,994	0.48%	329,244	0.57%
Total interest-bearing deposits	$2,279,048	0.88%	$1,421,757	0.60%
Total deposits	$2,630,050	0.76%	$1,805,504	0.47%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2022 was 13.3% and for the year ended December 31, 2021 was 21.3%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of September 30, 2022	As of December 31, 2021
FHLB advances	$—	$50,000
Line of Credit - Senior Debt	30,875	1,000
Note Payable - Subordinated Debt	80,298	—
Total borrowings	$111,173	$51,000

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks, real estate loans and investment securities. As of September 30, 2022 and December 31, 2021, total borrowing capacity under this arrangement was $974.7 million and $601.0 million, respectively.

We had no FHLB advances outstanding at September 30, 2022 and $50.0 million outstanding at December 31, 2021. Our cost of FHLB advances was 1.61% for the nine months ended September 30, 2022 and 0.79% for the year ended December 31, 2021. In addition, letters of credit with the FHLB in the amount of $191.3 million and $100.5 million were outstanding at September 30, 2022 and December 31, 2021, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits.

Line of Credit - Senior Debt. On March 10, 2021, the Company combined a $10.0 million promissory note scheduled to mature on August 31, 2021, with the remaining balance of a $10.9 million note scheduled to mature on March 10, 2021. The remaining balance of the two aforementioned notes totaling $20.9 million was consolidated into a new revolving line of credit loan with new funds of $10.0 million for a total facility of $30.9 million. The note bore interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest was due at maturity. Upon maturity, the outstanding balance of the note was renewed for $30.9 million, and the total revolving line of credit facility was increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. The note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt and subordinated notes described below. As of September 30, 2022, the outstanding balance was $30.9 million.

Note Payable - Subordinated Debt. During August 2021, the Company paid off a $2.0 million promissory note scheduled to mature on September 27, 2022 and an $11.0 million promissory note scheduled to mature on July 29, 2022. Each note bore interest at a fixed rate of 6.00%. Quarterly interest payments for the $2.0 million note were due on the 27th day of March, June, September and December. Quarterly interest payments for the $11.0 million note were due on the 29th day of March, June, September and December. The notes were subordinate and junior in rights to the senior indebtedness described above.

On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. Please see “—Subordinated Notes Offering” above. As of September 30, 2022, the outstanding balance was $80.3 million, net of $2 million in unamortized debt issuance costs.

Our cost of notes payable was 5.78% and 4.90% for the nine months ended September 30, 2022 and 2021, respectively.

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

For the nine months ended September 30, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits and borrowings.

As of September 30, 2022 and December 31, 2021, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $50.5 million in federal funds. The Company had no advances outstanding under these lines of credit at September 30, 2022 and December 31, 2021.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $3.07 billion for the nine months ended September 30, 2022 and $2.06 billion for the year ended December 31, 2021.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2022	2021
Sources of Funds:
Deposits:
Noninterest-bearing	11.4%	18.6%
Interest-bearing	74.1%	68.9%
FHLB advances	1.7%	2.7%
Notes payable	2.2%	1.1%
Other liabilities	0.7%	0.4%
Shareholders’ equity	9.9%	8.3%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	83.0%	79.1%
Securities (available for sale and held to maturity)	3.8%	1.4%
Federal funds sold and other interest-earning assets	7.7%	13.0%
Other noninterest-earning assets	5.5%	6.5%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	13.3%	21.3%
Average total loans to average deposits	98.0%	91.2%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of September 30, 2022, we had $1.08 billion in outstanding commitments to extend credit and $21.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $606.2 million in outstanding commitments to extend credit and $14.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2022 and December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of September 30, 2022, we had cash and cash equivalents of $217.8 million, compared to $327.0 million as of December 31, 2021.

Capital Resources

Total shareholders’ equity increased to $376.4 million as of September 30, 2022, compared to $299.0 million as of December 31, 2021, an increase of $77.3 million, or 25.9%. This increase was primarily the result of the completion of our private placement of 69,400 shares of Series A Preferred Stock for aggregate net proceeds of $66.3 million after deducting placement fees and offering expenses of $3.1 million. See Note 15 - Shareholders' Equity and Regulatory Matters in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q for additional information on the private placement of this Series A Preferred Stock. In addition, the increase in shareholders' equity was also due to $11.1 million in net income for the nine months ended September 30, 2022 and $2.5 million in proceeds from the exercise of stock options, issuances of common stock to the ESOP, and share-based compensation, offset by other comprehensive loss of $2.6 million.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of September 30, 2022 and 2021, and December 31, 2021, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated.

	Actual
	September 30, 2022	December 31, 2021	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	13.3%	12.3%	4.0%	4.0%	5.0%
Common equity tier 1 capital (to risk weighted assets)	13.0%	12.6%	4.5%	7.0%	6.5%
Tier 1 capital (to risk weighted assets)	13.0%	12.6%	6.0%	8.5%	8.0%
Total capital (to risk weighted assets)	13.9%	13.5%	8.0%	10.5%	10.0%

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2022		As of December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	11.10%	11.11%	8.22%	16.74%
+ 200	7.38%	7.69%	4.80%	11.29%
+ 100	3.68%	4.01%	1.83%	5.74%
Base	—	—	—	—
–100	(3.73)%	(2.22)%	2.34%	(2.36)%

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

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1 – Nature of Operations and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and such other risk factors as we may disclose in other reports and statements filed with the SEC. There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K filed with the SEC on March 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2022, the Company completed a private placement of 69,400 shares of Series A Preferred Stock and the Preferred Warrants. See “Part I – Financial Information – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Completion of $69.4 Million Preferred Stock Private Placement” for additional information.

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
3.3

Certificate of Designation, Preferences and Rights of Series A Convertible Non-Cumulative Preferred Stock of Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).

3.4

Certificate of Designation, Preferences and Rights of Series B Convertible Perpetual Preferred Stock of Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
4.2

Indenture, dated as of March 31, 2022, by and between Third Coast Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

4.3	Form of 5.500% Fixed-to-Floating Rate Subordinated Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).
10.1

Form of Investment Agreement, dated September 8, 2022, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).#

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.4	Form of Letter Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.5

Renewal, Extension and Modification of Loan, effective September 10, 2022, by and among Third Coast Bancshares, Inc. and American National Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.6

Form of Letter Agreement, dated September 30, 2022, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).

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

Third Coast Bancshares, Inc.

Date: November 10, 2022	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer