Form 10-K
period 2022-12-31
Third Coast Bancshares, Inc.
filed 2023-03-15
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2022, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $278.2 million.

The number of shares of registrant’s common stock outstanding as of March 15, 2023 was 13,579,498.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Notice about Information in this Annual Report

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” “ourselves,” “the Company,” “Third Coast,” and “TCBX” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. All references to “Third Coast Bank”, “the Bank”, or “our Bank” refer to Third Coast Bank, SSB, a Texas state savings bank and our wholly owned bank subsidiary. All references to “TCCC” and “Third Coast Commercial Capital” refer to Third Coast Commercial Capital, Inc., a Texas corporation, and wholly owned subsidiary of the Bank.

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
•
our geographic concentration in the Greater Houston market, Dallas-Fort Worth market, and Austin-San Antonio market;
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
•
the sustainment of an active, liquid market for our common stock;
•
fluctuations in the market price of our common stock; and
•
other factors that are discussed in “Part I—Item 1A. Risk Factors.”

If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as otherwise required by applicable laws. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see "Risk Factors" under Part I—Item 1A of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate fifteen branches in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets, and one branch in Detroit, Texas. We have experienced significant organic growth since commencing banking operations in 2008 as well as growth through our merger with Heritage Bancorp, Inc. (“Heritage”). As of December 31, 2022, we had, on a consolidated basis, total assets of $3.77 billion, total loans of $3.11 billion, total deposits of $3.24 billion and total shareholders' equity of $381.8 million.

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

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program. PPP loans have a two or five-year term and earn interest at 1.0%. At December 31, 2022, outstanding PPP loans have decreased to $537,000, net of deferred loan fees of $24,000, and are included in commercial and industrial loans. Assuming compliance with PPP origination and documentation requirements, loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participated in the Main Street Lending Program (the “MSLP”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. At December 31, 2022, outstanding MSLP loans, excluding the 95% portion sold to the Federal Reserve and net of deferred loan fees of $432,000, were $3.2 million which are included in commercial and industrial loans.

Market Area

We currently operate primarily in three distinct but complementary metropolitan markets, the Greater Houston market, the Dallas-Fort Worth market, and the Austin-San Antonio market. We have eight branches in the Greater Houston market, including six branches located in the Houston – The Woodlands – Sugar Land, Texas Metropolitan Statistical Area (“MSA”) and two branches in the neighboring Beaumont MSA. We have three branches in the Dallas-Fort Worth market, with one location in the North Dallas area, one in Plano, and one in Fort Worth. We also have four branches in the Austin-San Antonio market, with one location in Georgetown, one in La Vernia, one in Nixon, and one in San Antonio and a loan production office in Austin. In addition, we have one branch in Detroit, Texas, located approximately 120 miles northeast of Dallas, Texas. We believe our footprint positions us for continued growth in and around the markets we serve.

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

Lending Activities

Lending limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s Tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2022, our legal lending limit was $114.1 million, and our largest relationship was $45.0 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Credit Department. The Bank’s credit department is overseen by the Bank’s Chief Credit Officer. The credit department consists of the following areas: Underwriting, Loan Monitoring, Special Assets, and Credit Analytics. Underwriters provide analytical and underwriting services in support of the loan officers developing their respective loan portfolios. The Bank’s underwriters are further trained to be our future lending officers. Loan monitoring specialists review borrower financial reports to determine compliance with covenants and borrowing bases. The Special Assets Officer works to minimize losses in the resolution of problem loan workouts, foreclosures and the disposition of other real estate owned. Credit administration personnel prepare and the Chief Credit Officer provides in-depth credit administration reporting to the Bank’s board of directors on a monthly and quarterly basis to aid the Bank’s board of directors in monitoring and adjusting the Bank’s loan focus as it grows.

Loan Review. The Bank has developed an internal loan risk rating system which utilizes risk rating worksheets based upon the type of loan and collateral. Currently, the Bank has risk rating worksheets within the community bank vertical for commercial and industrial loans, individual loans, non-owner occupied real estate loans, owner-occupied real estate loans, and 1-4 family construction loans. The middle market/corporate vertical has a risk rating worksheet tailored to its type of credits. The builder finance vertical has a risk rating worksheet for homebuilder lines and risk rating worksheet for acquisition and development loans. Risk rating worksheets are completed for substantially all new loan and renewal requests. In addition, an annual loan review form is completed on real estate loans of $2 million or greater, given that these loans tend to have longer terms than loans that are not secured by real estate. The loan officer will prepare the annual loan review form that updates the credit file with new financials, review of the collateral status, and provide any meaningful commentary that documents changes in the borrower’s overall condition. Upon completion of the annual loan review form, the loan officer must present the form to the Regional Credit Officer for final review, appropriate grade change if needed and then approval to place in the credit file for future reference. We believe this process gives the Chief Credit Officer and executive management strong insight into the underlying performance of the Bank’s loan portfolio, allowing for accurate and proper real-time grading of the loan portfolio.

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

Additionally, we employ, from time to time, an external third-party loan review team to review up to a 30% penetration of the Bank’s entire loan portfolio. This review will generally include all large loan relationships, insider loans, and criticized loans.

Deposits

Our core deposits include checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and individual retirement accounts. To attract deposits, we employ a relationship-based marketing approach in our primary service areas and feature a broad product line and competitive offerings. Many of our depositors are residents and businesses located in the markets we serve. We obtain these deposits through in-person, direct mailing, and digital marketing solicitation by our branch staff, lenders, officers, directors, and marketing department.

We also employ a national wholesale deposit strategy to attract and maintain large, relatively low-cost stable deposits through a number of core, fiduciary, and institutional deposit programs. In addition to traditional bank products and services, the deposit strategy includes the utilization of customer digital solutions to broaden the reach of our customer base.

Other Banking Services

We offer a broad array of financial products and services that we believe are easy to use and easy to understand. Our customers enjoy traditional bank products such as checking, savings, money markets, and CD accounts, as well as a full range of competitive banking services including retail and commercial online banking platforms, mobile banking apps, debit cards, credit cards, a suite of treasury management solutions, merchant card services and customer digital solutions.

Investments

As of December 31, 2022, our investment portfolio consisted of state and municipal securities, mortgage-backed securities, agency collateralized mortgage obligations, U.S. treasury bonds, and corporate bonds classified as available for sale. In the future, we may invest in, among other things, U.S. Treasury bills and notes, as well as in securities of federally sponsored agencies, such as Federal Home Loan Bank (“FHLB”) bonds. We may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, and tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Bank’s Asset Liability and Investment Committee (“ALCO”) reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to our internal policy set by our board of directors.

Borrowings

To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas, a holding company line of credit with a third-party lender, and subordinated notes issued to certain qualified institutional buyers and institutional accredited investors. At December 31, 2022, we had no FHLB advances, borrowings under the line of credit totaled $30.9 million, or 0.9% of total liabilities, and subordinated notes totaled $80.3 million, or 2.4% of total liabilities. At December 31, 2022, we had $19.1 million available to be drawn on the line of credit with a third-party lender.

Information Technology Systems

We have made significant investments in our information technology systems for our banking and lending operations and treasury management activities. We believe information technology system investments are important to enhance our capabilities to offer new products and overall customer experience, to provide scale for future growth and acquisitions, and to increase controls and efficiencies in our back office operations. We outsource our core data processing services to a nationally recognized bank software vendor providing us with capabilities to support the continued growth of the Bank. Our internal network and e-mail systems are maintained in-house. We leverage the capabilities of a third-party service provider to provide the technical expertise around network design and architecture that is required for us to operate as an effective and efficient organization. We actively manage our business continuity plan, and we follow recommendations outlined by the Federal Financial Institutions Examination Council to ensure that we have effectively identified our risks and documented contingency plans for key functions and systems including providing for back up sites for all critical applications. We also perform tests to ensure the adequacy of these contingency plans.

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

Our risk mitigation techniques include weekly Officers' Loan Committee and Directors’ Loan Committee meetings where loan approvals and pricing are reviewed and discussed for relationships under $10 million and over $10 million, respectively. In addition, the Bank’s board of directors reviews the allowance for loan losses methodology and level, loan concentrations, and portfolio composition reports on a quarterly basis. The Special Assets Committee also meets monthly to discuss criticized assets and set action plans for those borrowers who display deteriorating financial condition, to monitor those relationships and to implement corrective measures on a timely basis to minimize losses. We also perform an annual stress test on our loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions.

We also focus on risk management in numerous other areas throughout our organization, including asset/liability management, regulatory compliance and strategic and operational risk. We have implemented an extensive asset/liability management process, and utilize a well-known and experienced third-party to run our interest rate risk model on a quarterly basis.

We also annually engage an experienced third-party to review and assess our controls with respect to technology, as well as to perform penetration and vulnerability testing to assist us in managing the risks associated with information security.

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

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Texas Department of Savings and Mortgage Lending (“TDSML”), the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service, or the IRS, and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the Securities and Exchange Commission (the “SEC”), and state securities authorities and anti-money laundering, or AML, laws enforced by the U.S. Department of the Treasury, or the Treasury, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Financial Services Industry Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act imposed significant regulatory and compliance requirements, including the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, was enacted. The EGRRCPA repealed or modified several provisions of the Dodd-Frank Act and included a number of burden reduction measures for community banks, including, among other things: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and providing that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high-volatility commercial real estate, or HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii)

directing the Federal Reserve to raise the asset threshold under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, or the SBHC Policy Statement, from $1 billion to $3 billion.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the Basel III Capital Rules’ risk-weighting requirements include:

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

As of December 31, 2022, the Bank’s capital ratios exceeded the minimum capital ratio requirements under the Basel III Capital Rules on a fully phased-in basis.

On September 17, 2019, the FDIC finalized a rule that provides certain banking organizations with the option to elect out of complying with the Basel III Capital Rules. Under the rule, a qualifying community banking organization, or a QCBO, would be eligible to elect the community bank leverage ratio, or CBLR, framework. A QCBO is defined as a banking organization that is not an advanced approaches banking organization and that has:

•	a leverage ratio of greater than 9%;
•	total consolidated assets of less than $10 billion;
•	total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancellable commitments) of 25% or less of total consolidated assets; and
•	total trading assets and trading liabilities of 5% or less of total consolidated assets.

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

As of December 31, 2022, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “—Prompt Corrective Action,” the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The TDSML also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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

If the Company should elect to become a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act, or CRA, rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that the Federal Reserve believed to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, had not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Under federal law, a Texas state savings bank is treated as a state bank. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Deposit Insurance Fund, or the DIF.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2022, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

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

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2022, the Bank paid $2.8 million in FDIC deposit insurance premiums.

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

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion. The last of the remaining FICO bonds matured in September 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2022, the Bank paid no FICO assessments.

Examination Assessments. Texas state savings banks are required to pay assessments to the TDSML to fund its operations. During the year ended December 31, 2022, the Bank paid examination assessments to the TDSML totaling $147,000.

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

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act, or the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators.

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

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act substantially broadened the scope of United States AML laws and regulations by imposing significant compliance and due diligence obligations, created new crimes and penalties and expanded the extra territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships, must use enhanced due diligence procedures in their dealings with certain types of high risk customers and must implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the USA PATRIOT Act or its regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be in violation of these obligations.

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

Likewise, the Treasury Department's Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

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

Consumer Protection Laws and Regulations. The Bank is subject to numerous federal laws and regulations intended to protect consumers in transactions with the Bank, including but not limited to the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Expedited Funds Availability Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Military Lending Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Servicemembers Civil Relief Act, the Truth in Lending Act, the Truth in Savings Act and laws prohibiting unfair, deceptive or abusive acts and practices in connection with consumer financial products and services. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission and registration rights, action by state and local attorneys general and civil or criminal liability.

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

During 2022, the Company furthered its commitment to diversity, equity and inclusion by providing unconscious bias training for managers and staff, launching a Women in Banking employee resource group, and establishing the Company's Diversity Council. Through the Diversity Council, the Company plans to foster an environment of respect and acceptance as well as build awareness and education regarding diversity issues, among other initiatives. Each of the Council members brings diverse, professional experiences that support the group's mission.

As of December 31, 2022, the Company employed 368 employees.

AVAILABLE INFORMATION

The Company’s website address is www.tcbssb.com. The Company makes available free of charge on or through its website, under the investors tab, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC. The SEC maintains an internet site that contains reports, proxy statements and other information that the Company files with or furnishes to the SEC and these reports may be accessed at https://www.sec.gov.

Additionally, our corporate governance policies, including the charters of the Audit, Compensation and Corporate Governance and Nominating Committees, and our Code of Business Conduct and Ethics, Whistleblower Policy and Corporate Governance Guidelines may also be found under the “Investors” tab of our website. A written copy of each of the foregoing corporate governance documents is available upon request. Except as explicitly provided, information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not part of them.

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
•
We may be adversely impacted by the transition from LIBOR as a reference rate.
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
•
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
•
We participate in the small business loan program under the CARES Act, which may expose us to credit losses.

Risks Related to the Economy and our Industry

•
Inflationary pressures and rising prices may affect our results of operations and financial condition.
•
Adverse economic conditions in our primary geographic markets could negatively impact our operations and customers.

•
Our primary markets are susceptible to natural disasters and other catastrophes that could negatively impact the economies of our markets, our operations or our customers.
•
Climate change, and related legislative and regulatory initiatives, have the potential to disrupt our business and adversely impact the operations and creditworthiness of our customers.
•
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
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

As of December 31, 2022, our fifteen largest depositors (including related entities, but excluding brokered deposits) accounted for $1.68 billion in deposits, or approximately 51.8% of our total deposits. Further, our brokered deposit account balance was $188.3 million, or approximately 5.8% of our total deposits, as of December 31, 2022, and $188.3 million, or 5.8% of our total deposits, was through one brokered deposit relationship as of December 31, 2022.

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

Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity and debt securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB of Dallas. Our future growth will largely depend on our ability to grow and maintain our deposit base, which we may not be able to achieve. As of December 31, 2022, we had a loan to deposit ratio of 96.0%. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

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

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2022, our allowance for loan losses totaled $30.4 million, which represents approximately 0.98% of our total loans. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of our loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

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

Finally, the measure of our allowance for loan losses will be subject to new accounting standards. The Financial Accounting Standards Board, or FASB, has adopted a new accounting standard that will be effective for us, as a smaller reporting company, for fiscal years beginning after December 15, 2022. This new standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable. CECL will also greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. The CECL model likely will create more volatility in the level of our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could adversely affect our business, financial condition, and results of operations. Based on our analysis, the adoption of ASU 2016-13 on January 1, 2023 resulted in an increase in our allowance for credit losses of approximately $4.0 million.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations and financial condition.

Our nonperforming assets include nonperforming loans and assets acquired through foreclosure. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties and performing under the new terms. Loans are generally placed on nonaccrual status if any of the following events occur: (a) the classification of a loan as nonaccrual internally or by regulatory examiners; (b) delinquency on principal for 90 days or more unless we are in the process of collection; (c) a balance remains after repossession of collateral; (d) notification of bankruptcy; or (e) we determine that nonaccrual status is appropriate. At December 31, 2022, we had $12.3 million of nonperforming assets, or 0.32% of total assets.

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

We focus some of our business development and marketing strategy on small- to medium-sized businesses. Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

A portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, which we refer to generally as commercial and industrial loans, and the deterioration in value of which could expose us to credit losses.

As of December 31, 2022, commercial and industrial loans represented approximately $1.06 billion, or 34.1%, of our gross loans. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate; thus exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions or adverse weather events in the markets in which our commercial and industrial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction and development loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2022, approximately $999.8 million, or 32.2%, of our gross loans were nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $567.9 million, or 18.3%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. Owner-occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, approximately $1.90 billion, or 61.1%, of our gross loans were loans with real estate as a primary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including hurricanes and flooding, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31, 2022, our ten largest loan relationships (including related entities) totaled approximately $346.7 million in loans, or 11.2% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2022, we held no OREO or repossessed property and equipment.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, and consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2022, we held no OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, SBA 7(a) loans (excluding PPP loans) of $69.1 million comprised 2.2% of our loan portfolio. SBA lending programs typically guarantee 75% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

We may be adversely impacted by the transition from LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, could create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve adopted related implementing rules. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. As a result, and despite the enactment of the LIBOR Act, for the most commonly used LIBOR settings, the use or selection of a successor rate could expose us to risks associated with disputes and litigation with our customers and counterparties and other market participants in connection with implementing LIBOR fallback provisions. We made one LIBOR-based loan after December 31, 2021 and are now negotiating loans using our preferred replacement indexes SOFR and BSBY, a benchmark developed by Bloomberg Index Services.

At December 31, 2022, we had 14 loans totaling $64.8 million that have adjustable rates indexed to LIBOR. We continue to work with those customers, the MSLP and/or the originating bank for loan participations purchased to revise those documents to address the applicable index.

The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to an alternative reference rate will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition. Since SOFR and BSBY rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Our auto finance portfolio exposes us to increased credit risks.

At December 31, 2022, our auto finance portfolio (excluding floor plan loans and indirect auto loans included in commercial and industrial loans) consisted of $34.9 million, or 1.1% of our loan portfolio. We originate these auto loans and leases through our indirect lending department to individuals who live in our market areas. The leases are made through well-known third party leasing companies and underwriting and approval is performed by the indirect lending department in accordance with our policies. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

We also originate automobile dealer floor plan loans for both new and used automobiles. Floor plan loans are inherently risky as they are collateralized by the automobiles that are being sold, and can depreciate rapidly. We monitor floor plan loans closely to ensure that funds are received to paydown the loan as automobiles are sold, and require periodic curtailments if the automobiles stay on the line for an extended period of time. Periodic independent third party inspections are required to ensure that the automobiles securing the loan are maintained on the lot and in salable condition. At December 31, 2022, outstanding floor plan loans were $1.3 million which are included in commercial and industrial loans.

Our commercial finance clients, particularly with respect to our commercial finance and asset-based lending product lines, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

A significant portion of our loan portfolio consists of commercial finance products. Some of these commercial finance products, particularly asset-based loans and our factored receivables (which totaled $28.0 million, or 0.9% of loans, as of December 31, 2022), arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for more traditional bank financing options. We attempt to control for the additional credit risk in these relationships through credit management processes employed in connection with these transactions. However, if such controls are ineffective in controlling this additional risk or if we fail to follow the procedures we have established for managing this additional risk, we could be exposed to additional losses with respect to such product lines that could have an adverse effect on our business, financial condition and results of operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

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

We have pledged all of the stock of the Bank as collateral for our senior debt - line of credit. As of December 31, 2022, the line of credit had an outstanding balance of approximately $30.9 million. If we were to default, the lender could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. As of December 31, 2022, approximately $3.02 billion, or 93.3%, of our total deposits were noninterest-bearing deposits, negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit accounts, NOW and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

As of December 31, 2022, the $216.0 million remaining balance of deposits consisted of certificates of deposit, of which $181.9 million, or 5.6% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2022, we had $1.17 billion in unfunded credit commitments and standby letters of credit to our clients. Actual borrowing needs of our clients may exceed our expectations, especially in a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Operations—A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.”

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

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act in 2020, the PPP that was part of the CARES Act, and the American Rescue Plan Act of 2021. However, there can be no assurance that such steps will be as effective as intended or achieve their desired results in a timely fashion.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the timing and extent of the economic recovery, the permanence of certain operating conditions that emerged during the pandemic and long-term changes in the industries in which our customers operate. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

Risks Related to the Economy and Our Industry

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose in 2022 at levels not seen for over 40 years, and such inflationary pressures are currently expected to continue in 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Sustained high inflation could result in market volatility and higher interest rates.

Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could depress asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Climate change, and related legislative and regulatory initiatives, have the potential to disrupt our business and adversely impact the operations and creditworthiness of our customers.

Climate change may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, hurricanes, wildfires and extreme seasonal weather, which could disrupt operations at one or more of our locations and our ability to provide financial products and services to our customers. Such events could also have a negative effect on the financial status and creditworthiness of our customers, which may decrease revenues and business activities from those customers and increase the credit risk associated with loans and other credit exposures to such customers. In addition, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

Political and social attention to the issue of climate change has increased. The federal and state legislatures and regulatory agencies have proposed legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes. In addition, the federal banking agencies may address climate-related issues in their agendas in various ways, including by increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. We may incur compliance, operating, maintenance and remediation costs.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2022, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

•
increases in loan delinquencies;
•
increases in nonperforming assets and foreclosures;
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

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems including with third-party servicers and financial intermediaries. We outsource many of our major systems. Specifically, we rely on third parties for certain services, including, but not limited to, core systems processing, website hosting, internet services, monitoring our network and other processing services. The failure of these systems, a cybersecurity breach involving any of our third-party service providers, or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service.

As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

In addition, the Bank’s primary federal regulator, the Federal Reserve, has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the Federal Reserve, have recently issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Accordingly, our operations could be interrupted if any of our third-party service providers experience difficulty, are subject to cybersecurity breaches, terminate their services or fail to comply with banking regulations, which could adversely affect our business, financial condition and results of operations. In addition, our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and results of operations.

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

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third-parties upon which we rely for our technology needs may not be able to develop on a cost effective basis systems that will enable us to keep pace with such developments. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

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

Basel III established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization fails to exceed its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. As of December31, 2022, we met all of these new requirements, including the full capital conservation buffer.

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

The Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by OFAC.

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

In addition, we have sold loans to third-parties. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

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

Risks Related to an Investment in Our Common Stock

An active trading market for our common stock may not be sustained.

We completed the initial public offering of our common stock and the Company’s common stock began trading on the Nasdaq Global Select Market in November 2021. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price, or at all. Consequently, you may not be able to sell your shares of common stock at or above an attractive price at the time that you would like to sell.

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

In addition, we may issue shares of common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

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

As of December 31, 2022, our directors and executive officers beneficially owned an aggregate of 1,121,068 shares, or approximately 8.1%, of our common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We may incur additional debt or issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

At December 31, 2022, we had $80.3 million of subordinated debentures and $30.9 million outstanding on the line of credit senior debt. In addition, at December 31, 2022, we had 69,400 shares of Series A Convertible Non-Cumulative Preferred Stock (“Series A Preferred Stock”) outstanding. In the future, we may increase our capital resources by incurring additional borrowings or making offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our first amended and restated certificate of formation authorizes us to issue up to 1,000,000 shares of one or more series of preferred stock, and at December 31, 2022, we had 69,400 shares of Series A Preferred Stock outstanding. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

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

Our first amended and restated bylaws require that, unless we consent in writing to the selection of an alternative forum, any state court located in Harris County in the state of Texas, or a Harris County State Court, shall be the sole and exclusive forum for any shareholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or its shareholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the TBOC, our first amended and restated certificate of formation or our first amended and restated bylaws, or (iv) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine, and, if brought outside of Texas, the shareholder bringing the suite will be deemed to have consented to service of process on such shareholder's counsel, except for, as to each of (i) through (iv) above, any action (A) as to which the Harris County State Court determines that there is an indispensable party not subject to the jurisdiction of the Harris County State Court (and the indispensable party does not consent to the personal jurisdiction of the Harris County State Court within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Harris County State Court, (C) for which the Harris County State Court does not have subject matter jurisdiction, or (D) arising under the Securities Act as to which the Harris County State Court and the United States District Court for the Southern District of Texas, Houston Division shall have concurrent jurisdiction.

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

Location	Address	Owned/Leased
Austin (LPO)	5508 Highway 290 West, Suite 208, Austin, Texas 78375	Leased
Beaumont	229 Dowlen Road, Suite C, Beaumont, Texas 77706	Leased
Conroe	1336 League Line Road, Suite 100, Conroe, Texas 77304	Leased
Dallas	8235 Douglas Avenue, Suite 100, Dallas, Texas 75225	Leased
Detroit	12038 US Highway 82 West, Detroit, Texas 75436	Owned
Fort Worth	1400 W 7th Street, Suite 100, Fort Worth, Texas 76102	Leased
Galleria	1800 West Loop South, Suite 100, Houston, Texas 77027	Leased
Georgetown	200 E 8th Street, Suite 102, Georgetown, Texas 78626	Leased
Humble	20202 Highway 59 North, Humble, Texas 77338	Owned
Kingwood	1910 W Lake Houston Pkwy, Kingwood, Texas 77339	Owned
La Vernia	13809 West Highway 87, La Vernia, Texas 78121	Owned
Lake Jackson	85 Oak Drive, Lake Jackson, Texas 77566	Owned
Mid County	2901 Turtle Creek Drive, Suite 115, Port Arthur, Texas 77642	Leased
Nixon	200 North Nixon Avenue, Nixon, Texas 78140	Owned
Pearland	1850 Pearland Parkway, Pearland, Texas, 77581	Owned
Plano	5000 Legacy, Plano, Texas 75024	Leased
San Antonio	420 Broadway, Suite 2101, San Antonio, Texas 78205	Leased

In addition, we lease non-branch offices in Copperfield, Dallas, Fort Worth, Friendswood, Georgetown, Katy, Plano, Round Rock, and The Woodlands, Texas.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Shares of the Company's common stock are traded on the Nasdaq Global Select Market under the symbol “TCBX”.

Holders of Record

As of December 31, 2022, there were approximately 625 holders of record of the Company's common stock. Additionally, a greater number of holders of the Company's common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III—Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

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

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” and the risk factors and other cautionary statements described under the heading “Risk Factors” included in Item 1A of this Form 10-K. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a bank holding company headquartered in Humble, Texas and operated through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small- and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate sixteen branches, with eight branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, four branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of December 31, 2022, we had, on a consolidated basis, total assets of $3.77 billion, total loans of $3.11 billion, total deposits of $3.24 billion and total shareholders’ equity of $381.8 million.

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

Completion of $69.4 Million Preferred Stock Private Placement

On September 30, 2022, the Company completed a private placement of (i) 69,400 shares of a new series of preferred stock designated Series A Convertible Non-Cumulative Preferred Stock, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) warrants to purchase an aggregate of 175,000 shares of the Company’s common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company if an amendment to the Company's first amended and restated certificate of formation to create such non-voting common stock is approved by the Company's shareholders at its 2023 Annual Meeting of Shareholders) at an exercise price equal to $22.50 per share, for aggregate gross proceeds of $69.4 million before deducting placement fees and offering expenses. Aggregate net proceeds were $66.2 million after deducting placement fees and offering expenses of $3.2 million.

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

On October 17, 2022, the Company paid a quarterly cash dividend of $3.1875 per share on the Series A Preferred Stock to holders of record at the close of business on September 30, 2022. On January 17, 2023, the Company paid a quarterly cash dividend of $17.25 per share on the Series A Preferred Stock to holders of record at the close of business on December 31, 2022.

Subordinated Notes Offering

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements (the “Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $82.3 million in aggregate principal amount of its 5.500% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”) in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Note Purchase Agreements contain certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes.

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

On March 31, 2022, in connection with the issuance and sale of the Notes, the Company entered into Registration Rights Agreements (the “Registration Rights Agreements”) with the Purchasers. Under the terms of the Registration Rights Agreements, the Company agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes. The exchange offer under the Registration Rights Agreement was completed on July 19, 2022.

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of December 31, 2022, the Company had $82.3 million in outstanding principal and $2.0 million in unamortized debt issuance costs.

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

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program. PPP loans have a two or five-year term and earn interest at 1.0%. At December 31, 2022, outstanding PPP loans have decreased to $537,000, net of deferred loan fees of $24,000, and are included in commercial and industrial loans. Assuming compliance with PPP origination and documentation requirements, loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participated in the Main Street Lending Program (the “MSLP”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. At December 31, 2022, outstanding MSLP loans, excluding the 95% portion sold to the Federal Reserve and net of deferred loan fees of $432,000, were $3.2 million which are included in commercial and industrial loans.

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

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2021	2020	Increase (Decrease)
Interest income	$153,946	$100,615	$53,331	53.0%	$100,615	$82,241	$18,374	22.3%
Interest expense	37,492	10,062	27,430	272.6%	10,062	14,360	(4,298)	(29.9)%
Net interest income	116,454	90,553	25,901	28.6%	90,553	67,881	22,672	33.4%
Provision for loan losses	12,200	9,923	2,277	22.9%	9,923	7,550	2,373	31.4%
Noninterest income	7,223	4,878	2,345	48.1%	4,878	2,682	2,196	81.9%
Noninterest expense	88,309	71,025	17,284	24.3%	71,025	47,403	23,622	49.8%
Income before income taxes	23,168	14,483	8,685	60.0%	14,483	15,610	(1,127)	(7.2)%
Income tax expense	4,509	3,059	1,450	47.4%	3,059	3,495	(436)	(12.5)%
Net income	$18,659	$11,424	$7,235	63.3%	$11,424	$12,115	$(691)	(5.7)%

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

Year ended December 31, 2022 vs. Year ended December 31, 2021

Net interest income increased $25.9 million, or 28.6%, during the year ended December 31, 2022, compared to the year ended December 31, 2021 primarily due to interest income from loan growth offset by a decrease in income from PPP loans and an increase in interest expense from interest-bearing deposit growth and increased rates paid on deposits. Average loans was $2.69 billion for the year ended December 31, 2022 compared to $1.65 billion for the year ended December 31, 2021 with the increase primarily due to loan growth in commercial and industrial loans, construction and development real estate loans, and commercial real estate loans. The Company recognized $2.0 million in PPP loan origination fees for the year ended December 31, 2022 through accretion and forgiveness of the related PPP loans compared to $19.2 million for the year ended December 31, 2021. Interest expense related to interest bearing deposit accounts was $30.7 million and $8.5 million for the years ended December 31, 2022 and 2021, respectively. Interest expense related to notes payable and FHLB advances was $6.8 million for the year ended December 31, 2022 compared to $1.5 million for the year ended December 31, 2021. The average cost of interest-bearing deposits was 1.29% for the year ended December 31, 2022 and 0.60% for the year ended December 31, 2021. For the year ended December 31, 2022, net interest margin and net interest spread were 3.82% and 3.57%, respectively, compared to 4.65% and 4.50%, respectively, for the year ended December 31, 2021.

Year ended December 31, 2021 vs. Year ended December 31, 2020

Net interest income increased $22.7 million, or 33.4%, during the year ended December 31, 2021, compared to the year ended December 31, 2020 primarily due to an increase in average loans and lower average rates paid on interest-bearing deposits as well as increase in income from PPP loans. Average loans was $1.43 billion for the year ended December 31, 2020 compared to $1.65 billion for the year ended December 31, 2021, with the increase primarily due to loan growth in commercial and industrial loans and commercial real estate loans. The average cost of interest-bearing deposits was 0.60% for the year ended December 31, 2021 and 1.07% for the year ended December 31, 2020. The Company recognized $19.2 million in PPP deferred origination fees for the year ended December 31, 2021 through both accretion and forgiveness of the related PPP loans compared to $10.2 million for the year ended December 31, 2020. For the year ended December 31, 2021, net interest margin and net interest spread were 4.65% and 4.50%, respectively, compared to 4.24% and 3.98%, respectively, for the year ended December 31, 2020.

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

	For the Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$129,507	$3,925	3.03%	$31,251	$1,043	3.34%	$14,709	$297	2.02%
Loans, gross	2,694,428	146,425	5.43%	1,646,591	98,886	6.01%	1,433,412	80,791	5.64%
Federal funds sold and other interest- earning assets	223,781	3,596	1.61%	267,983	686	0.26%	152,066	1,153	0.76%
Total interest-earning assets	3,047,716	153,946	5.05%	1,945,825	100,615	5.17%	1,600,187	82,241	5.14%
Less allowance for loan losses	(25,600)			(14,198)			(10,506)
Total interest-earning assets, net of allowance	3,022,116			1,931,627			1,589,681
Noninterest-earning assets	178,135			132,825			80,686
Total assets	$3,200,251			$2,064,452			$1,670,367
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,377,079	$30,696	1.29%	$1,421,757	$8,526	0.60%	$1,150,723	$12,302	1.07%
Notes payable	77,317	4,605	5.96%	22,329	1,091	4.89%	39,793	1,615	4.06%
FHLB advances	81,083	2,191	2.70%	56,442	445	0.79%	50,000	443	0.89%
Total interest-bearing liabilities	2,535,479	37,492	1.48%	1,500,528	10,062	0.67%	1,240,516	14,360	1.16%
Noninterest-bearing deposits	313,972			383,747			310,357
Other liabilities	27,115			9,547			6,661
Total liabilities	2,876,566			1,893,822			1,557,534
Shareholders’ equity, including ESOP owned shares	323,685			170,630			112,833
Total liabilities and shareholders’ equity	$3,200,251			$2,064,452			$1,670,367
Net interest income		$116,454			$90,553			$67,881
Net interest spread(1)			3.57%			4.50%			3.98%
Net interest margin(2)			3.82%			4.65%			4.24%
(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $14.7 million, $32.8 million, and $18.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

	For the Year Ended December 31, 2022 compared to 2021			For the Year Ended December 31, 2021 compared to 2020
	Increase (Decrease) Due to Changes In		Total Increase	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$3,279	$(397)	$2,882	$334	$412	$746
Loans, gross	62,928	(15,389)	47,539	12,015	6,080	18,095
Federal funds sold and other interest-earning assets	(113)	3,023	2,910	879	(1,346)	(467)
Total increase in interest income	$66,094	$(12,763)	$53,331	$13,228	$5,146	$18,374
Interest-bearing liabilities:
Interest-bearing deposits	$5,729	$16,441	$22,170	$2,898	$(6,674)	$(3,776)
Notes payable	2,687	827	3,514	(709)	185	(524)
FHLB advances	194	1,552	1,746	57	(55)	2
Total increase (decrease) in interest expense	$8,610	$18,820	$27,430	$2,246	$(6,544)	$(4,298)
Increase in net interest income	$57,484	$(31,583)	$25,901	$10,982	$11,690	$22,672

Provision for Loan Losses

The provision for loan losses is an expense we use to maintain an allowance for loan losses at a level which is deemed appropriate by management to absorb inherent losses on existing loans.

The provision for loan losses for the year ended December 31, 2022 was $12.2 million compared to $9.9 million for the year ended December 31, 2021. The increase in the provision related primarily to provisioning for new loans booked. As of December 31, 2022, the allowance for loan losses totaled $30.4 million, or 0.98% of total loans, compared to $19.3 million, or 0.93% of total loans, as of December 31, 2021.

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

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains from the sale of SBA loans, and earnings from bank-owned life insurance (“BOLI”) and derivative fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2022	2021	Increase		2021	2020	Increase
Noninterest Income:
Service charges and fees	$2,714	$2,367	$347	14.7%	$2,367	$1,709	$658	38.5%
Gain on sale of SBA loans	950	586	364	62.1%	586	266	320	120.3%
Earnings on bank-owned life insurance	1,312	567	745	131.4%	567	354	213	60.2%
Derivative fees	1,259	820	439	53.5%	820	—	820	100.0%
Other	988	538	450	83.6%	538	353	185	52.4%
Total noninterest income	$7,223	$4,878	$2,345	48.1%	$4,878	$2,682	$2,196	81.9%

Year ended December 31, 2022 vs. Year ended December 31, 2021

The increase in noninterest income of $2.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to an increase in BOLI income of $745,000 related to additional BOLI purchased in the second quarter of 2022, an increase of $439,000 in derivative related fee income, and an increase of $364,000 from gains on the sales of guaranteed portion of SBA loans.

Year ended December 31, 2021 vs. Year ended December 31, 2020

The increase in noninterest income of $2.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to $820,000 in derivative related fee income, $658,000 increase in service charges and fees, an increase of $320,000 from gains on sales of guaranteed portion of SBA loans, and an increase in earnings on BOLI of $213,000 related to additional $10.0 million of BOLI purchased in the fourth quarter of 2020. The increase in service charges and fees was primarily due to a $512,000 increase in ATM income and a $171,000 increase in mortgage secondary market fee income.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2022	2021	Increase (Decrease)		2021	2020	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$56,510	$48,642	$7,868	16.2%	$48,642	$29,262	$19,380	66.2%
Net occupancy and equipment expenses	8,526	5,367	3,159	58.9%	5,367	4,127	1,240	30.0%
Other:
Legal and professional fees	6,987	5,293	1,694	32.0%	5,293	3,962	1,331	33.6%
Data processing and network expenses	3,947	3,060	887	29.0%	3,060	3,184	(124)	(3.9)%
Regulatory assessments	3,464	1,101	2,363	214.6%	1,101	1,303	(202)	(15.5)%
Advertising and marketing expenses	1,912	1,889	23	1.2%	1,889	1,326	563	42.5%
Loan operations and other real estate owned expenses	988	1,963	(975)	(49.7)%	1,963	1,369	594	43.4%
Loss on sale of other real estate owned	350	344	6	1.7%	344	—	344	100.0%
Other expenses	5,625	3,366	2,259	67.1%	3,366	2,870	496	17.3%
Total noninterest expense	$88,309	$71,025	$17,284	24.3%	$71,025	$47,403	$23,622	49.8%

Year ended December 31, 2022 vs. Year ended December 31, 2021

The increase in noninterest expense of $17.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, legal and professional expenses, regulatory assessments, and other expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $56.5 million for the year ended December 31, 2022, an increase of $7.9 million, or 16.2%, compared to $48.6 million for the same period in 2021. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of December 31, 2022 and 2021, the number of employees was 368 and 334, respectively.

Net occupancy and equipment expenses were $8.5 million and $5.4 million for the years ended December 31, 2022 and 2021, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $3.7 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. In addition, the increase was also due to costs associated with opening four branches during 2022 and additional leased administrative office space to accommodate the increase in employees.

Legal and professional fees were $7.0 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily due to higher audit, consulting, and legal costs as a result of doing business as a public company, growth and regulatory requirements. We incurred additional professional expenses related to required regulatory filings and additional legal fees related to potential new products and services.

Regulatory assessment fees increased from $1.1 million for the year ended December 31, 2021 to $3.5 million for the year ended December 31, 2022. The increase was primarily due to our growth in total assets from $2.50 billion at December 31, 2021 to $3.77 billion at December 31, 2022 and an increase in our quarterly assessment rate. In addition, a catch up assessment was recorded in the first quarter of 2022 for changes to the 2021 assessments.

Other expenses were $5.6 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively. Other expenses includes telephone and communication expenses, software purchases and maintenance costs, and other miscellaneous expenses. The increase was primarily due to a $900,000 one-time legal settlement, a $292,000 increase in insurance expense, a $208,000 increase in check fraud losses, a $178,000 increase in directors and officers insurance and filing and investor relation expenses resulting from doing business as a public company, and $134,000 in additional software purchased during 2022.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income tax expense	$4,509	$3,059	$3,495
Effective tax rate	19.5%	21.1%	22.4%

Year ended December 31, 2022 vs. Year ended December 31, 2021

For the years ended December 31, 2022 and 2021, income tax expense totaled $4.5 million and $3.1 million, respectively, and our effective tax rate was 19.5% and 21.1% for the years ended December 31, 2022 and 2021, respectively. The decrease in the effective tax rate for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to an increase in tax-exempt income from non-taxable assets including loans, BOLI and investments partially offset by an increase in non-deductible incentive stock option compensation.

Year ended December 31, 2021 vs. Year ended December 31, 2020

For the years ended December 31, 2021 and 2020, income tax expense totaled $3.1 million and $3.5 million, respectively, and our effective tax rate was 21.1% and 22.4% for the years ended December 31, 2021 and 2021, respectively. The decrease in the effective tax rate for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due primarily to an increase in non-taxable income related to BOLI.

Financial Condition

Total assets were $3.77 billion as of December 31, 2022 compared to $2.50 billion as of December 31, 2021. The increase of $1.28 billion, or 51.0%, was primarily due to organic loan growth and the purchase of investment securities and BOLI. The increases were funded by the growth in demand deposits, the issuance of $82.3 million in subordinated notes in March 2022, and the issuance of 69,400 shares of Series A Preferred Stock with net proceeds of $66.2 million in September 2022. In addition, at December 31, 2022, operating lease right-of-use assets and operating lease liabilities were recorded totaling $17.9 million and $18.2 million, respectively, with the adoption of ASU 2016-02 in 2022, and derivative assets and liabilities each totaled $9.2 million as a result of 2022 derivative transactions.

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

As of December 31, 2022, total loans were $3.11 billion, an increase of $1.04 billion, or 50.2%, compared to $2.07 billion as of December 31, 2021. The increase in loans was primarily related to construction and development real estate loans, commercial real estate loans, and commercial and industrial loans. Total loans as a percentage of deposits were 96.0% and 96.6% as of December 31,

2022 and 2021, respectively. Total loans as a percentage of assets were 82.4% and 82.8% as of December 31, 2022 and 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2022		2021		2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$493,791	15.9%	$383,941	18.6%	$353,273	22.7%	$219,920	27.2%	$190,954	27.7%
Non-farm non-residential non-owner occupied	506,012	16.3%	445,308	21.5%	277,804	17.9%	191,036	23.6%	155,850	22.7%
Residential	308,775	9.9%	213,264	10.3%	140,622	9.0%	87,064	10.7%	60,048	8.7%
Construction, development and other	567,851	18.3%	320,335	15.5%	98,207	6.3%	60,445	7.5%	57,026	8.3%
Farmland	22,820	0.7%	9,934	0.5%	4,653	0.3%	7,359	0.9%	8,955	1.3%
Commercial and industrial	1,058,910	34.1%	611,348	29.5%	645,928	41.5%	214,935	26.6%	191,487	27.8%
Consumer	3,872	0.1%	4,001	0.2%	4,157	0.3%	3,781	0.5%	4,184	0.6%
Municipal and other	145,520	4.7%	80,593	3.9%	31,448	2.0%	24,066	3.0%	19,855	2.9%
Total loans	$3,107,551	100.0%	$2,068,724	100.0%	$1,556,092	100.0%	$808,606	100.0%	$688,359	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $109.9 million, or 28.6%, to $493.8 million as of December 31, 2022 from $383.9 million as of December 31, 2021.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $60.7 million, or 13.6%, to $506.0 million as of December 31, 2022 from $445.3 million as of December 31, 2021.

The increases in commercial real estate loans were due to the addition of several lenders in 2022 and increased productivity of existing lenders in response to market demand.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $95.5 million, or 44.8%, to $308.8 million as of December 31, 2022 from $213.3 million as of December 31, 2021 due primarily to continued organic growth.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. Historically, the properties securing the portfolio were primarily in the Greater Houston and Dallas markets and were generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $247.5 million, or 77.3%, to $567.9 million as of December 31, 2022 from $320.3 million as of December 31, 2021 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At December 31, 2022 and 2021, outstanding factored receivables were $28.0 million and $41.9 million, respectively. The decrease was primarily attributable to the reduction in participations purchased.

The commercial and industrial loan category also includes indirect auto loans with local dealerships that are funded through our indirect lending department. The loans are with recourse to the dealership and are structured as commercial lines of credit with the dealerships. The loans are approved with the same underwriting criteria as other commercial credits. Any loans under these lines of credit that are past due in excess of 90 days are required to be paid in full by the dealership. At December 31, 2022 and 2021, outstanding indirect auto loans included in the commercial and industrial category were $6.6 million and $7.3 million, respectively.

In April 2020, we began originating loans to qualified small businesses under the provisions of the CARES Act which are included in commercial and industrial loans. Loans covered by the PPP administered by the SBA may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. At December 31, 2022 and 2021, outstanding PPP loans, net of deferred loan fees, were $537,000 and $81.6 million, respectively.

Commercial and industrial loans increased $447.6 million, or 73.2%, to $1.06 billion as of December 31, 2022 from $611.3 million as of December 31, 2021. The increase was primarily a result of the addition of several lenders in 2022 and increased productivity of existing lenders in response to market demand.

Other Loan Categories. Other categories of loans included in our loan portfolio include farmland loans, lease financing, Bond Anticipation Notes (BANs), consumer loans, and agricultural loans made to farmers and ranchers relating to their operations. None of these categories of loans represents a material portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following table:

	As of December 31, 2022
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$20,063	$178,957	$209,338	$85,433	$493,791
Non-farm non-residential non-owner occupied	28,711	315,520	132,833	28,948	506,012
Residential	67,636	66,040	74,906	100,193	308,775
Construction, development and other	107,308	412,612	25,240	22,691	567,851
Farmland	2,451	12,625	6,780	964	22,820
Commercial and industrial	468,965	497,957	86,382	5,606	1,058,910
Consumer	1,180	2,202	490	—	3,872
Municipal and other	60,737	84,783	—	—	145,520
Total loans	$757,051	$1,570,696	$535,969	$243,835	$3,107,551
Amounts with fixed rates	$137,341	$426,853	$44,209	$78,137	$686,540
Amounts with floating rates	$619,710	$1,143,843	$491,760	$165,698	$2,421,011

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans(1)	$10,963	$10,030	$7,257	$4,078	$5,044
Loans > 90 days and still accruing	518	278	752	194	-
Restructured loan—accruing	780	5,295	4,395	328	419
Total nonperforming loans	$12,261	$15,603	$12,404	$4,600	$5,463
Other real estate owned and repossessed assets	—	1,676	3,367	1,767	2,052
Total nonperforming assets	$12,261	$17,279	$15,771	$6,367	$7,515
Ratio of nonaccrual loans to total loans	0.35%	0.48%	0.47%	0.50%	0.73%
Ratio of nonperforming loans to total loans	0.39%	0.75%	0.80%	0.57%	0.79%
Ratio of nonperforming loans to total assets	0.32%	0.62%	0.66%	0.50%	0.65%
Ratio of nonperforming assets to total assets	0.32%	0.69%	0.84%	0.69%	0.89%
Ratio of nonperforming loans to total loans plus OREO	0.39%	0.75%	0.80%	0.57%	0.79%
Ratio of allowance for loan losses to nonaccrual loans	276.85%	192.37%	165.07%	199.19%	137.33%
(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $12.3 million in nonperforming assets as of December 31, 2022 compared to $17.3 million as of December 31, 2021, and we had $12.3 million in nonperforming loans as of December 31, 2022 compared to $15.6 million as of December 31, 2021. The decrease in nonperforming assets in 2022 was primarily attributable to the decrease in accruing restructured loans and the sale of other real estate owned.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans by category:
Real estate:
Commercial real estate
Non-farm non-residential owner occupied	$1,699	$1,008	$1,944	$57	$—
Non-farm non-residential non-owner occupied	296	346	385	—	1,310
Residential	513	127	85	630	—
Construction, development and other	40	244	264	—	53
Commercial and industrial	8,390	8,297	4,155	3,342	3,681
Consumer	20	—	—	15	—
Municipal and other	—	—	—	34	—
Purchased credit impaired	5	8	424	—	—
Total nonaccrual loans	$10,963	$10,030	$7,257	$4,078	$5,044

COVID-19 Loan Deferments

During March of 2020 and to help mitigate the anticipated effects of the COVID-19 pandemic on certain borrowers, we began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers were able to apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At December 31, 2022, we had approximately 261 loans totaling $150.7 million that had deferral and modification agreements due to COVID-19 whereby principal and/or interest payments during a specified period were deferred to the end of each of the loan terms. Subsequent to the approved deferral period, customers resumed their regular payments. The CARES Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as troubled debt restructurings if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At December 31, 2022, $3.3 million in accrued interest receivables related to these loans remained outstanding and are due at the end of each loan term.

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for loan losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	—	506,012
Residential	307,881	—	894	—	—	308,775
Construction, development and other	559,186	8,620	40	5	—	567,851
Farmland	22,820	—	—	—	—	22,820
Commercial and industrial	1,051,314	2,252	5,293	51	—	1,058,910
Consumer	3,852	—	20	—	—	3,872
Municipal and other	145,520	—	—	—	—	145,520
Gross loans	$3,077,193	$12,985	$17,317	$56	$—	$3,107,551

	As of December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development and other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial and industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Municipal and other	80,593	—	—	—	—	80,593
Gross loans	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

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

As of December 31, 2022, the allowance for loan losses totaled $30.4 million, or 0.98% of total loans. As of December 31, 2021, the allowance for loan losses totaled $19.3 million, or 0.93% of total loans. The increase in our allowance for loan losses of $11.1 million, or 57.3%, was primarily due to loan loss provisions related to loan growth.

The following tables present as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For Year Ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Allowance for loan loss at beginning of period	$19,295	$11,979	$8,123	$6,927	$5,460
Provision for loan loss	12,200	9,923	7,550	1,625	1,500
Charge-offs:
Commercial real estate:
Non-farm non-residential non-owner occupied	—	—	(2,336)	—	—
Commercial and industrial	(1,214)	(2,914)	(1,389)	(506)	(108)
Consumer	(18)	—	(7)	(2)	(14)
Municipal and other	—	(20)	—	—	—
Total charge-offs	(1,232)	(2,934)	(3,732)	(508)	(122)
Recoveries:
Commercial real estate:
Non-farm non-residential owner occupied	—	—	—	50	—
Commercial and industrial	73	323	33	29	89
Consumer	13	1	5	—	—
Municipal and other	2	3	—	—	—
Total recoveries	88	327	38	79	89
Net (charge-offs) recoveries	(1,144)	(2,607)	(3,694)	(429)	(33)
Allowance for loan losses at end of period	$30,351	$19,295	$11,979	$8,123	$6,927
Ratio of allowance for loan loss to total loans	0.98%	0.93%	0.77%	1.00%	1.01%
Ratio of net (charge-offs) recoveries to average loans	(0.04)%	(0.16)%	(0.26)%	(0.06)%	(0.01)%

The allowance for loan losses by loan category as of the dates indicated was as follows:

	As of December 31,
	2022		2021		2020		2019		2018
(Dollars in thousands)	Allowance for Loan Loss Amount	% Loans in Each Category	Allowance for Loan Loss Amount	% Loans in Each Category	Allowance for Loan Loss Amount	% Loans in Each Category	Allowance for Loan Loss Amount	% Loans in Each Category	Allowance for Loan Loss Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,773	15.9%	$3,456	18.6%	$2,608	22.7%	$2,158	27.2%	$1,559	27.7%
Non-farm non-residential non-owner occupied	5,741	16.3%	5,935	21.5%	3,107	17.9%	1,627	23.6%	1,669	22.7%
Residential	1,064	9.9%	957	10.3%	1,218	9.0%	373	10.7%	219	8.7%
Construction, development and other	3,053	18.3%	2,064	15.5%	932	6.3%	330	7.5%	306	8.3%
Farmland	82	0.7%	45	0.5%	32	0.3%	29	0.9%	28	1.3%
Commercial and industrial	16,269	34.1%	6,500	29.5%	3,858	41.5%	3,504	26.6%	3,063	27.8%
Consumer	6	0.1%	6	0.2%	35	0.3%	16	0.5%	14	0.6%
Municipal and other	363	4.7%	332	3.9%	189	2.0%	86	3.0%	69	2.9%
	$30,351	100.0%	$19,295	100.0%	$11,979	100.0%	$8,123	100.0%	$6,927	100.0%

Securities

Our investment portfolio consists of state and municipal securities, mortgage-backed securities, agency collateralized mortgage obligations, U.S. treasury bonds, and corporate bonds classified as available for sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31,
	2022		2021		2020
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$422	$417	$1,087	$1,094	$1,881	$1,894
Mortgage-backed securities and other agency obligations	23,522	22,881	791	811	1,005	1,028
U.S. Treasury bonds	100,567	98,518	-	-	-	-
Corporate bonds	57,607	54,251	23,556	24,527	22,571	22,673
	$182,118	$176,067	$25,434	$26,432	$25,457	$25,595

As of December 31, 2022, the carrying amount of the security portfolio was $176.1 million compared to $26.4 million as of December 31, 2021, an increase of $149.6 million, or 85.0%. Investment securities represented 4.7% and 1.1% of total assets as of December 31, 2022 and 2021, respectively.

The mortgage-backed securities held include agency collateralized mortgage obligations, Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2022 and 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Our management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The contractual maturities of the mortgage-backed securities held ranges from 2023 to 2046 and are not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. Therefore, schedules of maturities for mortgage-backed securities have been excluded from this disclosure.

The amortized cost and estimated fair value of securities available for sale at December 31, 2022, by contractual maturity, are shown below:

	As of December 31, 2022
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$100,990	$98,935
Due from one year to five years	3,778	3,838
Due from five years to ten years	53,828	50,413
	158,596	153,186
Mortgage-backed securities and other agency obligations	23,522	22,881
Total available for sale	$182,118	$176,067

The weighted average life of our investment portfolio was 3.11 years with an estimated modified duration of 2.52 years as of December 31, 2022. The weighted average life of our investment portfolio was 5.88 years with an estimated modified duration of 5.02 years as of December 31, 2021.

Deposits

Total deposits as of December 31, 2022 were $3.24 billion, an increase of $1.09 billion, or 51.1%, compared to $2.14 billion as of December 31, 2021. The increase was primarily due to growth in our national wholesale deposits through our core, fiduciary and institutional deposit programs, continued growth in our primary market areas, and the increase in commercial lending relationships for which we also seek deposit balances offset by a decrease in time deposits.

Noninterest-bearing deposits as of December 31, 2022 were $486.1 million, a decrease of $45.3 million, or 8.5%, compared to $531.4 million as of December 31, 2021. Total interest-bearing account balances as of December 31, 2022 were $2.75 billion, an increase of $1.14 billion, or 70.8%, from $1.61 billion as of December 31, 2021.

The components of deposits as of the dates shown below were as follows:

	As of December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$486,114	15.0%	$531,401	24.8%	$327,361	20.0%
Interest-bearing deposits	2,498,325	77.2%	1,298,546	60.6%	909,992	55.7%
Savings	35,677	1.1%	33,539	1.6%	22,261	1.4%
Time deposits	216,030	6.7%	277,713	13.0%	374,217	22.9%
Total deposits	$3,236,146	100.0%	$2,141,199	100.0%	$1,633,831	100.0%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2022	2021	2020
Three months or less	$37,354	$41,920	$49,874
Over three months through six months	26,017	20,200	24,566
Over six months through twelve months	48,920	44,770	65,431
Over twelve months	19,722	4,576	9,704
Total	$132,013	$111,466	$149,575

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$313,972	—	$383,747	—	$310,357	—
Interest-bearing demand deposits	2,103,071	1.36%	1,064,737	0.62%	734,638	0.82%
Savings	36,166	0.29%	27,776	0.29%	19,877	0.21%
Time deposits	237,842	0.82%	329,244	0.57%	396,208	1.57%
Total interest-bearing deposits	2,377,079	1.29%	1,421,757	0.60%	1,150,723	1.07%
Total deposits	$2,691,051	1.14%	$1,805,504	0.47%	$1,461,080	0.84%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2022 and 2021 was 11.7% and 21.3%, respectively.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

	As of December 31,
(Dollars in thousands)	2022	2021
FHLB borrowings	$-	$50,000
Line of Credit - Senior Debt	30,875	1,000
Note Payable - Subordinated Debt	80,348	—
Total borrowings	$111,223	$51,000

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks, real estate loans and investment securities. As of December 31, 2022 and 2021, total borrowing capacity available under this arrangement was $719.1 million and $450.4 million, respectively.

The Company had no FHLB advances outstanding at December 31, 2022 and $50.0 million were outstanding at December 31, 2021. Our cost of FHLB advances was 2.70% for the year ended December 31, 2022 and 0.79% for the year ended December 31, 2021. In addition, letters of credit with the FHLB in the amount of $290.3 million and $100.5 million were outstanding at December 31, 2022 and 2021, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits.

Line of Credit - Senior Debt. On March 10, 2021, the Company combined a $10.0 million promissory note scheduled to mature on August 31, 2021, with the remaining balance of a $10.9 million note scheduled to mature on March 10, 2021. The remaining balance of the two aforementioned notes totaling $20.9 million was consolidated into a new revolving line of credit loan with new funds of $10.0 million for a total facility of $30.9 million. The note bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest was due at maturity. Upon maturity, the outstanding balance of the note was renewed for $30.9 million, and the total revolving line of credit facility was increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. The note bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt and subordinated notes described below. As of December 31, 2022, the outstanding balance of the note was $30.9 million.

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

On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. Please see “—Subordinated Notes Offering” above. As of December 31, 2022, the outstanding balance was $80.3 million, net of $2.0 million in unamortized debt issuance costs.

Our cost of notes payable was 5.96% and 4.89% for the years ended December 31, 2022 and 2021, respectively.

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

For the years ended December 31, 2022 and 2021, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, borrowings, and proceeds from issuance of stock.

As of December 31, 2022 and 2021, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $36.5 million and $50.5 million, respectively, in federal funds. The Company had no advances outstanding under these lines of credit at December 31, 2022 and 2021.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $3.20 billion for the year ended December 31, 2022 and $2.06 billion for the year ended December 31, 2021.

	For the Year Ended December 31,
	2022	2021	2020
Sources of Funds:
Deposits:
Noninterest-bearing	9.8%	18.6%	18.6%
Interest-bearing	74.3%	68.9%	68.9%
FHLB advances	2.5%	2.7%	3.0%
Notes payable	2.4%	1.1%	2.4%
Other liabilities	0.9%	0.4%	0.4%
Shareholders’ equity, including ESOP-owned shares	10.1%	8.3%	6.7%
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans, net	83.4%	79.1%	85.1%
Securities (available for sale and held to maturity)	3.9%	1.4%	1.0%
Federal funds sold and other interest-earning assets	7.0%	13.0%	9.1%
Other noninterest-earning assets	5.7%	6.5%	4.8%
Total	100.0%	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	11.7%	21.3%	21.3%
Average total loans to average deposits	100.1%	91.2%	98.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of December 31, 2022, we had $1.15 billion in outstanding commitments to extend credit and $21.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $606.2 million in outstanding commitments to extend credit and $14.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2022 and 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of December 31, 2022, we had cash and cash equivalents of $332.0 million, compared to $327.0 million as of December 31, 2021. The increase was primarily due to an increase in deposits of $1.09 billion, proceeds from issuance of subordinated debt and preferred stock offerings of $80.3 million and $66.2 million, respectively, and net income of $18.7 million, offset by a net decrease in FHLB advances and line of credit senior debt of $20.1 million, net purchase of investment securities of $157.1 million, purchase of BOLI of $32.9 million, and loan growth of $1.04 billion.

Capital Resources

Total shareholders’ equity increased to $381.8 million as of December 31, 2022, compared to $299.0 million as of December 31, 2021, an increase of $82.8 million, or 27.7%. This increase was primarily the result of the completion of our private placement of 69,400 shares of Series A Preferred Stock for aggregate net proceeds of $66.2 million after deducting placement fees and offering expenses of $3.2 million. In addition, the increase in shareholders' equity was also due to $18.7 million in net income for year ended December 31, 2022 and $2.8 million in proceeds from the exercise of stock options, issuances of common stock to the Third Coast Bank, SSB Employee Stock Ownership Plan (“ESOP”), and share-based compensation, offset by $1.4 million in dividends on Series A Preferred Stock and other comprehensive loss of $3.5 million.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of December 31, 2022 and 2021, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated.

	Actual December 31,
	2022	2021	2020	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	13.1%	12.3%	7.2%	4.0%	4.0%	5.0%
Common equity tier 1 capital (to risk weighted assets)	12.9%	12.6%	11.5%	4.5%	7.0%	6.5%
Tier 1 capital (to risk weighted assets)	12.9%	12.6%	11.5%	6.0%	8.5%	8.0%
Total capital (to risk weighted assets)	13.8%	13.5%	12.5%	8.0%	10.5%	10.0%

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

Our exposure to interest rate risk is managed by the Bank's ALCO, in accordance with policies approved by the Bank’s board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities and an interest rate shock simulation model.

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2022		2021		2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	9.99%	11.90%	8.22%	16.74%	(1.68)%	20.30%
+ 200	6.64%	8.27%	4.80%	11.29%	(1.91)%	13.36%
+ 100	3.31%	4.31%	1.83%	5.74%	(1.48)%	6.82%
Base	—	—	—	—	—	—
–100	(3.32)%	(2.46)%	2.34%	(2.36)%	5.20%	(2.77)%

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

See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 8. Financial Statements and Supplementary Data.

The Company's financial statements and accompanying notes are included in Part IV—Item 15. Exhibit and Financial Statement Schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chairman, President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022. Based on this evaluation, the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management's Assessment of Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with

GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the FDICIA. Management’s assessment determined that the Company maintained effective internal controls over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year end (the “Proxy Statement”).

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

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after our fiscal year end.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after our fiscal year end.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
4.2*	Description of Registrant's Securities.
4.3

Indenture, dated as of March 31, 2022, by and between Third Coast Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

4.4	Form of 5.500% Fixed-to-Floating Rate Subordinated Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
4.5	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).
10.1	Third Coast Bancshares, Inc. 2013 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.2	Third Coast Bancshares, Inc. 2017 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.3	Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-1 filed with the SEC on October 15, 2021).
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

10.6

Form of Subordinated Note Purchase Agreement, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).#

10.7

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
10.10†

Confidential Separation Agreement and General Release, dated June 30, 2022, by and between Third Coast Bancshares, Inc., Third Coast Bank, SSB, and Donald Legato (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2022).

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

10.13†	Employment Agreement between Third Coast Bank, SSB and Audrey Duncan (incorporated by reference to Exhibit 10.13 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.14†	Salary Continuation Agreement between Third Coast Bank, SSB and John McWhorter (incorporated by reference to Exhibit 10.15 to the Company's Form S-1 filed with the SEC on October 15, 2021 ).
10.15†	Salary Continuation Agreement between Third Coast Bank, SSB and Bart Caraway (incorporated by reference to Exhibit 10.16 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.16†	Salary Continuation Agreement between Third Coast Bank, SSB and Audrey Duncan (incorporated by reference to Exhibit 10.17 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.17†	Separation Agreement between Heritage Bank and Dennis Bonnen (incorporated by reference to Exhibit 10.18 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.18†	Form of Capital Warrant Agreement (incorporated by reference to Exhibit 10.19 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.19†

Form of Stock Option Agreement under the Third Coast Bancshares, Inc. 2017 Director Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company's Form S-1 filed with the SEC on October 15, 2021).

10.20†

Form of Stock Option Award Grant Notice and Stock Option Award Agreement under the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Form S-1 filed with the SEC on October 15, 2021).

10.21†

Form of Notice of Grant of Restricted Stock and Restricted Stock Award Agreement for Non-Employee Directors under the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Form S-1 filed with the SEC on October 15, 2021).

10.22†

Form of Notice of Grant of Restricted Stock Award Agreement for Officers under the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Form S-1 filed with the SEC on October 15, 2021).

10.23

Form of Investment Agreement, dated September 8, 2022, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).#

10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.25	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.26	Form of Letter Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.27

Renewal, Extension and Modification of Loan, effective September 10, 2022, by and among Third Coast Bancshares, Inc. and American National Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.28

Form of Letter Agreement, dated September 30, 2022, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).

10.29†*	Consulting Agreement, dated as of January 1, 2023, by and between Third Coast Bancshares, Inc. and Dennis Bonnen.
21.1*	Subsidiaries of Third Coast Bancshares, Inc.
23.1*	Consent of Whitley Penn LLP.
24.1*	Powers of attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Third Coast Bancshares, Inc.

Date: March 15, 2023	By:	/s/ Bart O. Caraway
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bart O. Caraway	Chairman, President and Chief Executive Officer	March 15, 2023
Bart O. Caraway	(Principal Executive Officer)

/s/ R. John McWhorter	Chief Financial Officer	March 15, 2023
R. John McWhorter	(Principal Financial and Accounting Officer)

/s/ Carolyn Bailey	Director	March 15, 2023
Carolyn Bailey

/s/ Martin Basaldua	Director	March 15, 2023
Martin Basaldua

/s/ Dennis Bonnen	Director	March 15, 2023
Dennis Bonnen

/s/ W. Donald Brunson	Director	March 15, 2023
W. Donald Brunson

/s/ Norma J. Galloway	Director	March 15, 2023
Norma J. Galloway

/s/ Troy A. Glander	Director	March 15, 2023
Troy A. Glander

/s/ Shelton J. McDonald	Director	March 15, 2023
Shelton J. McDonald

/s/ Tony Scavuzzo	Director	March 15, 2023
Tony Scavuzzo

/s/ Joseph L.Stunja	Director	March 15, 2023
Joseph L. Stunja

/s/ Reagan Swinbank	Director	March 15, 2023
Reagan Swinbank

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Third Coast Bancshares, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Third Coast Bancshares, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes to the consolidated financial statements. In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the
Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2009.
Dallas, Texas
March 15, 2023

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share and per share data)	2022	2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$329,864	$326,733
Federal funds sold	2,150	292
Total cash and cash equivalents	332,014	327,025
Interest bearing time deposits in other banks	—	131
Investment securities available for sale	176,067	26,432
Loans, net of allowance for loan loss of $30,351 and $19,295 at December 31, 2022 and 2021, respectively	3,077,200	2,049,429
Accrued interest receivable	18,340	10,228
Premises and equipment, net	28,662	19,045
Other real estate owned	—	1,676
Bank-owned life insurance	60,761	26,528
Non-marketable equity securities, at cost	15,405	7,527
Deferred tax asset, net	6,303	4,123
Fair value hedge assets	9,213	389
Right-of-use asset - operating leases	17,872	—
Core Deposit Intangible, net	1,131	1,292
Goodwill	18,034	18,034
Other assets	12,146	7,553
Total assets	$3,773,148	$2,499,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$486,114	$531,401
Interest bearing	2,750,032	1,609,798
Total deposits	3,236,146	2,141,199
Accrued interest payable	2,545	437
Fair value hedge liabilities	9,221	389
Lease liability - operating leases	18,209	—
Other liabilities	14,024	7,380
FHLB advances	—	50,000
Line of credit - Senior Debt	30,875	1,000
Note payable - Subordinated Debt, net	80,348	—
Total liabilities	3,391,368	2,200,405
Shareholders' equity:
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized; 69,400 outstanding at December 31, 2022 and no shares outstanding at December 31, 2021	69	—
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized; no shares outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,610,198 and 13,481,786 issued; and 13,531,736 and 13,403,324 outstanding at December 31, 2022 and 2021, respectively	13,610	13,482
Additional paid-in capital	318,033	249,202
Retained earnings	53,270	36,029
Accumulated other comprehensive income	(2,103)	1,393
Treasury stock: at cost; 78,462 shares at December 31, 2022 and 2021, respectively	(1,099)	(1,099)
Total shareholders' equity	381,780	299,007
Total liabilities & shareholders' equity	$3,773,148	$2,499,412

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2022	2021	2020
Interest income:
Loans, including fees	$146,425	$98,886	$80,791
Investment securities available-for-sale	3,925	1,043	297
Federal funds sold and other	3,596	686	1,153
Total interest income	153,946	100,615	82,241
Interest expense:
Deposit accounts	30,696	8,526	12,302
FHLB advances and notes payable	6,796	1,536	2,058
Total interest expense	37,492	10,062	14,360
Net interest income	116,454	90,553	67,881
Provision for loan losses	12,200	9,923	7,550
Net interest income after provision for loan losses	104,254	80,630	60,331
Noninterest income:
Services charges and fees	2,714	2,367	1,709
Gain on sales of SBA loans	950	586	266
Earnings on bank-owned life insurance	1,312	567	354
Derivative fees	1,259	820	—
Other	988	538	353
Total noninterest income	7,223	4,878	2,682
Noninterest expense:
Salaries and employee benefits	56,510	48,642	29,262
Data processing and network expense	3,947	3,060	3,184
Occupancy and equipment expense	8,526	5,367	4,127
Legal and professional	6,987	5,293	3,962
Loan operations and other real estate owned expense	988	1,963	1,369
Advertising and marketing	1,912	1,889	1,326
Telephone and communications	496	595	605
Software purchases and maintenance	1,012	852	420
Regulatory assessments	3,464	1,101	1,303
Loss on sale of other real estate owned	350	344	—
Other	4,117	1,919	1,845
Total noninterest expense	88,309	71,025	47,403
Net income before income tax expense	23,168	14,483	15,610
Income tax expense	4,509	3,059	3,495
Net income	18,659	11,424	12,115
Preferred stock dividends declared	(1,418)	—	—
Net income available to common shareholders	$17,241	$11,424	$12,115
Earnings per common share:
Basic earnings per share	$1.28	$1.45	$1.94
Diluted earnings per share	$1.25	$1.40	$1.91

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$18,659	$11,424	$12,115
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding (loss) gain arising during the period	(7,049)	861	137
Income tax benefit (expense)	1,480	(181)	(29)
Other comprehensive (loss) income on securities	(5,569)	680	108
Unrealized gain on derivatives:
Unrealized holding (loss) gain arising during the period	—	(216)	216
Gain on termination of derivative instruments	3,025	945	—
Reclassification adjustment for accretion recorded in interest expense during the period	(401)	(180)	—
Income tax expense	(551)	(115)	(45)
Other comprehensive income on derivatives	2,073	434	171
Total other comprehensive (loss) income	(3,496)	1,114	279
Total comprehensive income	$15,163	$12,538	$12,394

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

						Accumulated		Less:
				Additional		Other		ESOP-
	Preferred Stock		Common	Paid in	Retained	Comprehensive	Treasury	Owned
(Dollars in thousands)	Series A	Series B	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2019	$—	$—	$3,923	$41,832	$12,490	$—	$(941)	$(783)	$56,521
Net income	—	—	—	—	12,115	—	—	—	12,115
Share-based compensation	—	—	—	275	—	—	—	—	275
Stock options exercised	—	—	32	353	—	—	—	—	385
Common stock issued for acquisition of Heritage Bancorp, Inc.	—	—	2,363	48,498	—	—	—	—	50,861
Issuance of common stock to ESOP	—	—	32	504	—	—	—	(537)	(1)
Net change in fair value of ESOP shares	—	—	—	—	—	—	—	18	18
Net redemption of treasury stock	—	—	—	—	—	—	(37)	—	(37)
Other comprehensive income, net of tax	—	—	—	—	—	279	—	—	279
Balance, December 31, 2020	$—	$—	$6,350	$91,462	$24,605	$279	$(978)	$(1,302)	$120,416
(Dollars in thousands)
Balance, December 31, 2020	$—	$—	$6,350	$91,462	$24,605	$279	$(978)	$(1,302)	$120,416
Net income	—	—	—	—	11,424	—	—	—	11,424
Share-based compensation	—	—	—	659	—	—	—	—	659
Warrants exercised	—	—	2	17	—	—	—	—	19
Stock options exercised	—	—	83	912	—	—	—	—	995
Common stock issued from initial public offering	—	—	4,025	88,018	—	—	—	—	92,043
Common stock issued from private placement offering	—	—	2,938	67,571	—	—	—	—	70,509
Issuance of common stock to ESOP	—	—	34	613	—	—	—	(647)	—
Terminated ESOP put option	—	—	—	—	—	—	—	2,266	2,266
Restricted stock grants	—	—	50	(50)	—	—	—	—	—
Net change in fair value of ESOP shares	—	—	—	—	—	—	—	(317)	(317)
Net redemption of treasury stock	—	—	—	—	—	—	(121)	—	(121)
Other comprehensive income, net of tax	—	—	—	—	—	1,114	—	—	1,114
Balance, December 31, 2021	$—	$—	$13,482	$249,202	$36,029	$1,393	$(1,099)	$—	$299,007
(Dollars in thousands)
Balance, December 31, 2021	$—	$—	$13,482	$249,202	$36,029	$1,393	$(1,099)	$-	$299,007
Net income	—	—	—	—	18,659	—	—	—	18,659
Share-based compensation	—	—	—	1,275	—	—	—	—	1,275
Stock options exercised	—	—	47	625	—	—	—	—	672
Preferred stock issued - private placement	69	—	—	66,156	—	—	—	—	66,225
Issuance of common stock to ESOP	—	—	36	820	—	—	—	—	856
Restricted stock grants	—	—	45	(45)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(3,496)	—	—	(3,496)
Preferred dividends declared - Series A, $20.44 per share			—	—	(1,418)	—	—	—	(1,418)
Balance, December 31, 2022	$69	$—	$13,610	$318,033	$53,270	$(2,103)	$(1,099)	$—	$381,780

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$18,659	$11,424	$12,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12,200	9,923	7,550
Changes in deferred tax asset, net	(1,250)	(380)	(1,708)
Share based compensation expense	1,275	659	275
Gain on sale of SBA loans	(950)	(586)	(266)
Writedown of other real estate owned	—	—	10
Loss on sale of other real estate owned	350	344	—
Loss on disposal of fixed assets	—	—	7
Amortization of premium on securities, net	392	34	60
Accretion of gain on terminated cash flow hedges	(401)	(180)	—
Accretion of SBA Paycheck Protection Program fees	(2,039)	(19,249)	(10,223)
Amortization of subordinated debt origination costs	154	—	—
Depreciation, amortization and accretion	(479)	(270)	78
Earnings on bank-owned life insurance	(1,312)	(567)	(354)
Originations of loans held for sale	—	—	(5,003)
Proceeds from sale of loans held for sale	—	2,346	3,840
Net change in operating leases	337	—	—
Net change in fair value hedge assets and liabilities	8	—	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(12,707)	749	(9,699)
Accrued interest payable and other liabilities	7,554	337	(336)
Net cash provided by (used in) operating activities	21,791	4,584	(3,654)
Cash flows from investing activities:
Net decrease (increase) in interest bearing deposits in other banks	131	(2)	—
Increase in non-marketable equity securities	(7,878)	(3,120)	(987)
Investment securities available-for-sale activity:
Purchases	(2,159,237)	(1,997,000)	(1,923,756)
Maturities, calls and principal paydowns	2,002,160	1,996,989	1,902,560
Proceeds from termination of derivative instruments	3,025	945	—
Net originations on loans held for investment	(1,033,947)	(493,601)	(482,413)
Net additions to bank premises and equipment	(12,189)	(5,620)	(1,354)
Proceeds from disposal of fixed assets	1,326	—	59
Construction additions on foreclosed assets	—	—	(230)
Proceeds from sales of foreclosed assets	—	1,347	—
Purchase of bank owned life insurance	(32,921)	—	(10,000)
Net cash acquired from acquisition of Heritage Bancorp, Inc.	—	—	16,112
Net cash used in investing activities	(1,239,530)	(500,062)	(500,009)
Cash flows from financing activities:
Net increase in deposits	1,095,127	507,726	566,774
Net (repayment of) proceeds from issuance of FHLB Advances	(50,000)	(20,000)	40,000
Net proceeds from subordinated debt issuance	80,194	—	—
Net (repayment of) proceeds from subordinated notes payable - related party	—	(13,000)	5,000
Net proceeds from (repayment of) line of credit -senior debt	29,875	(19,875)	(1,500)
Net proceeds from issuance of preferred stock - private placement	66,225	—	—
Net proceeds from issuance of common stock - private placement	—	70,509	—
Net proceeds from issuance of common stock - initial public offering	—	92,043	—
Issuance of common stock to ESOP	856	647	537
Proceeds from stock warrants exercised	—	19	—
Proceeds from stock options exercised	672	995	385
Dividends paid on Series A preferred stock	(221)	—	—
Net redemption of treasury stock	—	(121)	(38)
Net cash provided by financing activities	1,222,728	618,943	611,158
Increase in cash and cash equivalents	4,989	123,465	107,495
Cash and cash equivalents at beginning of period	327,025	203,560	96,065
Cash and cash equivalents at end of period	$332,014	$327,025	$203,560

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35,384	$10,840	$14,891
Cash paid for income taxes, net of $144 refund in 2020	$7,065	$6,525	$2,656
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$—	$—	$1,380
Right of use lease assets obtained in exchange for operating lease liabilities	$19,211	$—	$—
Net (increase) decrease in fair value of ESOP-owned shares	$—	$(317)	$18
Common stock issued for acquisition of Heritage Bancorp, Inc.	$—	$—	$50,861
Terminated ESOP put option	$—	$2,266	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, SSB, a Texas state savings bank (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company”), provide general consumer and commercial banking services through fifteen branch offices in the Greater Houston, Dallas-Fort Worth and Austin-San Antonio markets, and one branch in Detroit, Texas. Branch locations include: Humble, Kingwood, Houston-Galleria, Conroe, Pearland, Lake Jackson, Beaumont, Port Arthur, Dallas, Fort Worth, Plano, La Vernia, Nixon, San Antonio, Georgetown, and Detroit. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential-construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

Estimates subject to significant changes include the allowance for loan and lease losses, the expected cash flows and collateral values associated with impaired loans, the carrying value of other real estate owned (“OREO”), the fair value of financial instruments, business combination fair value computations, the valuation of goodwill and other intangible assets, stock-based compensation and deferred income tax assets.

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

December 31, 2022 and 2021

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

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location primarily throughout the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio metropolitan areas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally, real estate loans are owner occupied which further reduces the Company’s risk.

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

December 31, 2022 and 2021

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

Servicing Assets

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At December 31, 2022 and 2021,

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

the Company was servicing loans previously sold of approximately $8.3 million and $3.8 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at December 31, 2022 and 2021.

Premises and Equipment

Buildings, leasehold improvements, furniture and fixtures, and equipment are carried at cost, less accumulated depreciation, computed principally by the straight-line method based on the estimated useful lives of the related asset. Land is not depreciated. Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in income as incurred. A small portion of building floor space is currently leased out to tenants and recognized in income when earned.

Operating Leases

The Company leases certain office space and stand-alone buildings which are recognized as operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases on a discounted basis and are amortized on a straight-line basis over the lease term for each related lease agreement. Right-of-use assets represent the Company's right to use, or control the use of, leased assets for their lease term and are amortized over the lease term of the related lease agreement. See further discussion of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) below. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has a term of 12 months or less and does not have a purchase option that is likely to be exercised.

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

Derivative Financial Instruments

Derivatives are recorded on our Consolidated Balance Sheets as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At inception of the derivative, we designate the derivative as one of two types based on our intention and belief as to the likely effectiveness as a hedge. These two types are (1) a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), and (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”).

For a Fair Value Hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in noninterest income in our Consolidated Statements of Income. Fair Value Hedge instruments offered by the Company include

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

pass-through interest rate swap products to qualified commercial banking customers. Under this type of contract, the Company enters into an interest rate swap contract with a customer, while at the same time entering into an offsetting interest rate swap contract with a financial institution counterparty. Changes in the fair value of the underlying derivatives are designed to offset each other so they would not significantly impact the Company's operating results. The Company also enters into Risk Participation Agreements (“RPAs”) with other banks, primarily to share a portion of the risk of borrower default related to the interest rate swap on certain participated loans. The aforementioned instruments are not designated as accounting hedges and do not qualify for hedge accounting.

For a Cash Flow Hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Cash Flow Hedge instruments include pay-fixed interest rate swap agreements with a financial institution counterparty.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest expense in the Consolidated Statements of Income. Net cash settlements on derivatives that do not qualify for hedge accounting (pass-through interest rate swaps and RPAs) are reported in noninterest income in the Consolidated Statements of Income. Cash flows on hedges are classified in the cash flow statement the same as the items being hedged.

We formally document the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation includes linking Cash Flow Hedges to specific assets and liabilities on the Consolidated Statements of Financial Condition or to forecasted transactions. See Note 17 – Derivative Financial Instruments.

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising and marketing expenses were $1.9 million, $1.9 million and $1.3 million, respectively, and are included within noninterest expense in the accompanying consolidated statements of income.

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

December 31, 2022 and 2021

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

Recently Issued Accounting Standards - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. ASU 2016-13 is intended to replace the incurred loss model for loans and other financial assets with an expected loss model, which is known as the current expected credit loss (“CECL”) model. The change is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The Company adopted ASU 2016-13 on January 1, 2023 and recorded an increase in the allowance for credit losses of approximately $4.0 million.

2.
Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values as of December 31, 2022 and 2021 are as follows:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$422	$—	$5	$417
Mortgage-backed securities and other agency obligations	23,522	238	879	22,881
U.S. Treasury bonds	100,567	—	2,049	98,518
Corporate bonds	57,607	59	3,415	54,251
	$182,118	$297	$6,348	$176,067

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
State and municipal securities	$1,087	$7	$—	$1,094
Mortgage-backed securities and other agency obligations	791	20	—	811
U.S. Treasury bonds	—	—	—	—
Corporate bonds	23,556	972	1	24,527
	$25,434	$999	$1	$26,432

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

The amortized cost and estimated fair value of securities available for sale at December 31, 2022, by contractual maturity, are shown below.

	December 31, 2022
	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$100,990	$98,935
Due from one year to five years	3,778	3,838
Due from five to ten years	53,828	50,413
	158,596	153,186
Mortgage-backed securities and other agency obligations	23,522	22,881
	$182,118	$176,067

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

The following table summarizes securities with unrealized losses at December 31, 2022 and 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2022
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$5	$—	$5	$417
Mortgage-backed securities and other agency obligations	879	—	879	18,376
U.S. Treasury bonds	2,049	—	2,049	98,518
Corporate bonds	3,415	—	3,415	50,413
	$6,348	$—	$6,348	$167,724

	December 31, 2021
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$—	$—	$—	$—
Mortgage-backed securities and other agency obligations	—	—	—	—
U.S. Treasury bonds	—	—	—	—
Corporate bonds	—	1	1	3,999
	$—	$1	$1	$3,999

There were 35 investments in an unrealized loss position at December 31, 2022, and two investments in an unrealized loss position at December 31, 2021. The Company does not consider any securities to be other-than-temporarily impaired. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) that the Company does not intend to sell these securities, and (iv) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal because of credit concerns on these securities.

There were no securities pledged as collateral as of December 31, 2022 and 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

3.
Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
Non-farm non-residential owner occupied	$493,791	$383,941
Non-farm non-residential non-owner occupied	506,012	445,308
Residential	308,775	213,264
Construction, development & other	567,851	320,335
Farmland	22,820	9,934
Commercial & industrial	1,058,910	611,348
Consumer	3,872	4,001
Municipal and other	145,520	80,593
	3,107,551	2,068,724
Allowance for loan losses	(30,351)	(19,295)
Loans, net	$3,077,200	$2,049,429

Total loans are presented net of unaccreted discounts and deferred fees net of deferred costs totaling $7.8 million and $6.5 million at December 31, 2022 and 2021, respectively.

The Company had $537,000 and $81.6 million in outstanding loan balances related to the guaranteed SBA Paycheck Protection Program (“PPP”) as of December 31, 2022 and 2021, respectively. These loans are included within the commercial and industrial loan balances throughout the footnotes.

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

	December 31,
	2022		2021
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$1,699	$157	$1,008	$—
Non-farm non-residential non-owner occupied	296	—	346	—
Residential	513	—	127	—
Construction, development & other	40	—	244	—
Farmland	—	—	—	—
Commercial & industrial	8,390	361	8,297	278
Consumer	20	—	—	—
Municipal and other	—	—	—	—
Purchased credit impaired	5	—	8	—
	$10,963	$518	$10,030	$278

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

As of December 31, 2022, 2021, and 2020, the amount of income that would have been accrued for loans on non-accrual was approximately $581,000, $453,000, and $298,000, respectively.

An age analysis of past due loans, segregated by class of loans, were as follows:

	December 31, 2022
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$2,996	$—	$1,856	$4,852	$488,939	$493,791
Non-farm non-residential non-owner occupied	132	—	296	428	505,584	506,012
Residential	2,356	—	513	2,869	305,906	308,775
Construction, development & other	130	—	40	170	567,676	567,846
Farmland	—	—	—	—	22,820	22,820
Commercial & industrial	791	613	8,751	10,155	1,048,704	1,058,859
Consumer	—	—	20	20	3,852	3,872
Municipal and other	162	—	—	162	145,358	145,520
Purchased credit impaired	—	—	5	5	51	56
	$6,567	$613	$11,481	$18,661	$3,088,890	$3,107,551

	December 31, 2021
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$291	$—	$1,008	$1,299	$382,642	$383,941
Non-farm non-residential non-owner occupied	161	—	346	507	444,079	444,586
Residential	230	—	127	357	212,822	213,179
Construction, development & other	—	395	244	639	315,584	316,223
Farmland	—	—	—	—	9,934	9,934
Commercial & industrial	960	457	8,575	9,992	601,291	611,283
Consumer	9	—	—	9	3,992	4,001
Municipal and other	18	1	—	19	80,574	80,593
Purchased credit impaired	—	—	8	8	4,976	4,984
	$1,669	$853	$10,308	$12,830	$2,055,894	$2,068,724

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

Impaired Loans

The following tables present impaired loans by class of loans:

	December 31, 2022
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,694	$1,699	$—	$1,699	$—	$1,751
Non-farm non-residential non-owner occupied	5,497	5,496	—	5,496	—	5,563
Residential	516	513	—	513	—	524
Construction, development & other	40	40	—	40	—	51
Farmland	—	—	—	—	—	—
Commercial & industrial	11,891	7,734	4,162	11,896	1,587	10,691
Consumer	19	20	—	20	—	21
Municipal and other	—	—	—	—	—	—
Purchased credit impaired	51	—	51	51	13	58
	$19,708	$15,502	$4,213	$19,715	$1,600	$18,659

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

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

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $368,000, $248,000 and $26,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

Troubled Debt Restructuring

During the year ended December 31, 2022 and 2021, the terms of one loan were modified as a troubled debt restructuring (“TDR”). The following table presents modifications of loans the Company considers to be TDR loans:

December 31, 2022
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$822	$822	$—	$822	$—
Non-farm non-residential non-owner occupied	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	1	780	780	—	780	—
Consumer	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
	4	$1,602	$1,602	$—	$1,602	$—

December 31, 2021
Loan modifications
(Dollars in thousands)	Number of loans	Pre- restructuring recorded investment	Post- restructuring recorded investment	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Non-farm non-residential owner occupied	3	$878	$878	$—	$878	$—
Non-farm non-residential non-owner occupied	1	5,294	5,294	—	5,294	—
Residential	—	—	—	—	—	—
Construction, development & other	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Municipal and other	—	—	—	—	—	—
	4	$6,172	$6,172	$—	$6,172	$—

No loans modified under a TDR during the previous twelve-month period were in default as of December 31, 2022 and 2021. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. At December 31, 2022 and 2021, the Company had no commitments to lend additional funds to borrowers with loans whose terms had been modified under TDRs.

COVID-19 Loan Deferments

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of COVID-19. During March of 2020 and to help mitigate these effects, the Company began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers could apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At December 31, 2022 and 2021, the Company had approximately 261 and 500 loans totaling $150.7 million and $223.6 million, respectively, in outstanding loan balances that were subject to deferral and modification agreements due to COVID-19 whereby the principal and/or interest payments were deferred to the

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

end of each loan term. Subsequent to the approved deferral period, customers resumed their regular payments. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At December 31, 2022 and 2021, $3.3 million and $4.4 million, respectively, in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

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

(iv) Credits purchased from third parties are recorded at their estimated fair value at the acquisition date and are classified as PCI loans if the loans reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies - Certain Acquired Loans.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

The following tables summarize the Company’s internal ratings of its loans:

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	—	506,012
Residential	307,881	—	894	—	—	308,775
Construction, development & other	559,186	8,620	40	5	—	567,851
Farmland	22,820	—	—	—	—	22,820
Commercial & industrial	1,051,314	2,252	5,293	51	—	1,058,910
Consumer	3,852	—	20	—	—	3,872
Municipal and other	145,520	—	—	—	—	145,520
	$3,077,193	$12,985	$17,317	$56	$—	$3,107,551

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Impaired	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$370,062	$6,953	$6,926	$—	$—	$383,941
Non-farm non-residential non-owner occupied	428,972	8,338	7,276	722	—	445,308
Residential	212,109	—	1,069	86	—	213,264
Construction, development & other	315,979	—	244	4,112	—	320,335
Farmland	9,934	—	—	—	—	9,934
Commercial & industrial	605,322	1,146	4,816	64	—	611,348
Consumer	3,979	22	—	—	—	4,001
Municipal and other	80,593	—	—	—	—	80,593
	$2,026,950	$16,459	$20,331	$4,984	$—	$2,068,724

Allowance for Loan Losses

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration has been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at December 31, 2022, 2021 and 2020.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

The following tables detail the activity in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2022
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,456	$317	$—	$—	$3,773
Non-farm non-residential non-owner occupied	5,935	(194)	—	—	5,741
Residential	957	107	—	—	1,064
Construction, development & other	2,064	989	—	—	3,053
Farmland	45	37	—	—	82
Commercial & industrial	6,500	10,911	(1,214)	72	16,269
Consumer	6	5	(18)	13	6
Municipal and other	332	28	—	3	363
	$19,295	$12,200	$(1,232)	$88	$30,351

	For the Year Ended December 31, 2021
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,608	$848	$—	$—	$3,456
Non-farm non-residential non-owner occupied	3,107	2,828	—	—	5,935
Residential	1,218	(261)	—	—	957
Construction, development & other	932	1,132	—	—	2,064
Farmland	32	13	—	—	45
Commercial & industrial	3,858	5,233	(2,914)	323	6,500
Consumer	35	(30)	—	1	6
Municipal and other	189	160	(20)	3	332
	$11,979	$9,923	$(2,934)	$327	$19,295

	For the Year Ended December 31, 2020
(Dollars in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,158	$450	$—	$—	$2,608
Non-farm non-residential non-owner occupied	1,627	3,816	(2,336)	—	3,107
Residential	373	845	—	—	1,218
Construction, development & other	330	602	—	—	932
Farmland	29	3	—	—	32
Commercial & industrial	3,504	1,710	(1,389)	33	3,858
Consumer	16	21	(7)	5	35
Municipal and other	86	103	—	—	189
	$8,123	$7,550	$(3,732)	$38	$11,979

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

The following tables summarize the allocation of the allowance for loan losses, by portfolio segment, for loans evaluated for impairment individually and collectively:

	December 31, 2022
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,773	$—	$3,773
Non-farm non-residential non-owner occupied	—	5,741	—	5,741
Residential	—	1,064	—	1,064
Construction, development & other	—	3,053	—	3,053
Farmland	—	82	—	82
Commercial & industrial	1,587	14,669	13	16,269
Consumer	—	6	—	6
Municipal and other	—	363	—	363
	$1,587	$28,751	$13	$30,351

	December 31, 2021
	Period end amounts of ALLL allocated to loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,456	$—	$3,456
Non-farm non-residential non-owner occupied	—	5,935	—	5,935
Residential	—	957	—	957
Construction, development & other	—	2,064	—	2,064
Farmland	—	45	—	45
Commercial & industrial	290	6,193	17	6,500
Consumer	—	6	—	6
Municipal and other	—	332	—	332
	$290	$18,988	$17	$19,295

The company’s recorded investment in loans related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	December 31, 2022
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,699	$492,092	$—	$493,791
Non-farm non-residential non-owner occupied	5,496	500,516	—	506,012
Residential	513	308,262	—	308,775
Construction, development & other	40	567,811	—	567,851
Farmland	—	22,820	—	22,820
Commercial & industrial	11,896	1,046,963	51	1,058,910
Consumer	20	3,852	—	3,872
Municipal and other	—	145,520	—	145,520
	$19,664	$3,087,836	$51	$3,107,551

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

	December 31, 2021
	Loans evaluated for impairment:
(Dollars in thousands)	Individually	Collectively	PCI	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,008	$382,933	—	$383,941
Non-farm non-residential non-owner occupied	5,630	439,678	—	445,308
Residential	127	213,137	—	213,264
Construction, development & other	244	320,091	—	320,335
Farmland	—	9,934	—	9,934
Commercial & industrial	8,363	602,920	65	611,348
Consumer	—	4,001	—	4,001
Municipal and other	—	80,593	—	80,593
	$15,372	$2,053,287	$65	$2,068,724

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

In connection with the January 1, 2020 acquisition of Heritage Bancorp, Inc. and its subsidiary, Heritage Bank, the Company acquired loans with gross contractual balances of $263.3 million for a fair value of $259.6 million, resulting in a discount of $3.7 million. At acquisition date, the estimated fair values of PCI loans and acquired performing loans were $9.8 million and $249.8 million, respectively. The gross contractual amounts receivable for PCI loans and acquired performing loans were $12.6 million and $250.7 million, respectively, as of the acquisition date.

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCI loans:

	December 31,
(Dollars in thousands)	2022	2021
Real estate loans:
Non-farm non-residential owner occupied	$—	$—
Non-farm non-residential non-owner occupied	—	820
Residential	77	181
Construction, development & other	5	5,169
Farmland	—	—
Commercial & industrial	52	66
Consumer	—	—
Other	—	—
Total outstanding balances	$134	$6,236
Carrying amount	$56	$4,984

The accretable discount is accreted into income using the interest method over the life of the loans. At December 31, 2022 and 2021, unaccreted discounts on PCI loans totaled $164,000 and $926,000, respectively, and were included in net loans in the accompanying consolidated balance sheets.

At December 31, 2022 and 2021, the allowance for loan losses related to the PCI loans disclosed above was $13,000 and $17,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

Accretable yield, or income expected to be collected on PCI loans was as follows:

	December 31,
(Dollars in thousands)	2022	2021	2020
Balance at beginning of year	$926	$2,261	$83
New loans acquired from Heritage acquisition	—	—	2,726
Accretion of income	(762)	(1,335)	(808)
Reclassifications from non-accretable difference	—	—	260
Balance at end of year	$164	$926	$2,261

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated	December 31,
(Dollars in thousands)	Useful Life	2022	2021
Building	30 years	$8,662	$8,404
Building improvements	3 - 10 years	4,943	3,752
Land		3,894	3,894
Equipment	3 - 5 years	5,757	4,308
Leasehold improvements	3 - 10 years	9,761	2,888
Furniture and fixtures	3 - 5 years	4,170	2,541
Construction in process		1,964	1,174
		39,151	26,961
Accumulated depreciation		(10,489)	(7,916)
		$28,662	$19,045

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 amounted to $2.6 million, $1.7 million and $1.5 million, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Transaction accounts:
Noninterest bearing demand accounts	$486,114	$531,401
Interest bearing demand accounts	2,498,325	1,298,546
Savings	35,677	33,539
Total transaction accounts	3,020,116	1,863,486
Time deposits	216,030	277,713
Total deposits	$3,236,146	$2,141,199

The aggregate amount of time deposits in denominations of $250,000 or more totaled $135.5 million and $113.2 million as of December 31, 2022 and 2021, respectively.

Scheduled maturities of time deposits at December 31, 2022 are as follows:

2023	$181,926
2024	28,578
2025	2,971
2026	1,567
2027 and thereafter	988
$216,030

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

At December 31, 2022 and 2021, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $31,000 and $40,000, respectively.

Deposits received from related parties at December 31, 2022 and 2021, totaled approximately $16.0 million and $19.0 million, respectively.

6.
Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded income tax provision expense of $4.5 million and $3.1 million, reflecting an effective tax rate of 19.5% and 21.1%, respectively.

The provision for income taxes consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Current income tax expense	$5,759	$3,439
Deferred income tax benefit	(1,250)	(380)
Income tax expense as reported	$4,509	$3,059

A reconciliation of reported income tax expense to the amount computed by the Company's statutory income tax rate of 21% to income before income taxes is presented below:

	December 31,
(Dollars in thousands)	2022	2021
Income tax expense computed at statutory rate	$4,865	$3,042
Stock-based compensation	117	93
Bank-owned life insurance	(276)	(119)
Non-deductible meals, entertainment, and dues	91	57
Tax-exempt income	(283)	(2)
Non-deductible merger costs	—	2
Other, net	(5)	(14)
Income tax expense as reported	$4,509	$3,059

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

A summary of deferred taxes is presented below:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$6,352	$4,046
Organizational and start-up costs	6	18
Accrued expenses	264	1,189
Stock options and restricted stock	114	131
Loan purchase mark-to-mark	62	216
Deposit purchase premium	—	38
Deferred loan origination fees	1,564	433
Net unrealized loss on securities available for sale	1,271	—
Non-accrual interest	241	150
Other	118	2
Total deferred tax assets	9,992	6,223

Deferred tax liabilities:
Premises and equipment	2,468	1,161
Goodwill and core deposit intangibles	237	271
Investments	68	66
Net unrealized gain on securities available for sale	—	210
Unrealized gain on derivatives	712	161
Prepaid expenses and other	204	231
Total deferred tax liabilities	3,689	2,100
Net deferred tax asset	$6,303	$4,123

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

7.
FHLB Advances and Other Borrowings

FHLB Borrowings

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of December 31, 2022 and 2021, total borrowing capacity available under this arrangement was $719.1 million and $450.4 million, respectively. The Company had no FHLB advances outstanding at December 31, 2022 and $50.0 million were outstanding at December 31, 2021. Letters of credit with the FHLB in the amount of $290.3 million were issued at December 31, 2022. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from January 2023 through December 2023.

Line of Credit - Senior Debt

On March 10, 2021, the Company combined a $10.0 million promissory note scheduled to mature on August 31, 2021, with the remaining balance of a $10.9 million note scheduled to mature on March 10, 2021. The remaining balance of the two aforementioned notes totaling $20.9 million was consolidated into a new revolving line of credit loan with new funds of $10.0 million for a total facility of $30.9 million. The note bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest was due at maturity. Upon maturity, the outstanding balance of the note was renewed for $30.9 million, and the total revolving line of credit facility was increased to $50.0 million with payment

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

terms similar to the payment terms of the previous agreement. The note bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt and subordinated notes described below. At December 31, 2022, the outstanding balance on the line of credit was $30.9 million.

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

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements (the “Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $82.3 million in aggregate principal amount of its 5.500% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”) in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Note Purchase Agreements contain certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes.

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

On March 31, 2022, in connection with the issuance and sale of the Notes, the Company entered into Registration Rights Agreements with the Purchasers. Under the terms of the Registration Rights Agreements, the Company agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes. The exchange offer under the Registration Rights Agreement was completed on July 19, 2022.

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of December 31, 2022, the Company had $82.3 million in outstanding principal and $1.9 million in unamortized debt issuance costs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

Contractual maturities of FHLB advances and other borrowings at December 31, 2022 were as follows:

(Dollars in thousands)	FHLB Advances	Senior Debt Borrowings	Subordinated Debt Borrowings
2023	$—	$—	$—
2024	—	30,875	—
2025	—	—	—
2026	—	—	—
2027 and thereafter	—	—	80,348
	$—	$30,875	$80,348

At December 31, 2022 and 2021, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million and $50.5 million, respectively. The Company had no advances outstanding under these lines at December 31, 2022 and 2021.

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At December 31, 2022, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the plan such that the maximum number of shares reserved for issuance under the Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is canceled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or canceled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At December 31, 2022, there were 125,266 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on 5 years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At December 31, 2022, there were 8,000 shares remaining available for grant for future awards under the Director Plan.

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At December 31, 2022, there were no shares remaining available for grant for future awards.

Stock Options

During the year ended December 31, 2022, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These options vest ratably over 5 years and have a 10 year contractual term. Options granted during the year ended December 31, 2022 were granted with an exercise price ranging from $17.11 to $25.76. Options granted during the year ended December 31, 2021 were granted with an exercise price ranging from $16.30 to $24.00 prior to the Company's initial public offering (“IPO”) of stock, and $26.68 following the IPO.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted during the year ended December 31, 2022: risk-free interest rate ranging from 1.45% to 4.168%; dividend yield of 0.00%; estimated volatility ranging from 10.00% to 38.00%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2021: risk-free interest rate ranging from 0.70% to 1.48%; dividend yield of 0.00%; estimated volatility of 10.00%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2020: risk-free interest rate ranging from 0.47% to 1.85%; dividend yield of 0.00%; estimated volatility of 10.00%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized stock-based compensation expense of approximately $646,000, $552,000 and $275,000, respectively, associated with stock options. As of December 31, 2022, there was approximately $2.2 million of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for years ended December 31, 2022 and 2021 is presented below:

	December 31,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,220,428	$17.83	660,251	$14.37
Granted during the period	136,000	21.15	788,250	20.22
Forfeited during the period	(105,167)	21.18	(144,903)	17.55
Exercised during the period	(47,333)	14.38	(83,170)	13.48
Outstanding at the end of period	1,203,928	$18.05	1,220,428	$17.83
Options exercisable at end of period	527,658	$15.51	361,758	$13.59
Weighted-average grant date fair value of options granted during the period		$6.80		$3.15

A summary of weighted average remaining life is presented below:

	December 31,
(Dollars in thousands, except share and per share data)	2022			2021
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	146,553	1.96	146,553	162,223	5.15	162,223
$13.00 - $16.99	435,175	6.45	280,905	496,955	7.48	199,535
$17.00 - $26.99	622,200	8.69	100,200	561,250	9.52	—
	1,203,928	7.06	527,658	1,220,428	8.11	361,758

Shares issued in connection with stock compensation awards are issued from available authorized shares.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $2.1 million and $1.8 million, respectively, at December 31, 2022. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $5.8 million and $3.0 million, respectively, at December 31, 2021.

The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was approximately $236,000, $506,000 and $139,000, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	December 31,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	858,670	$3.15	262,670	$3.04
Granted during the period	136,000	6.80	788,250	3.15
Vested during the period	(219,900)	3.07	(72,500)	3.17
Forfeited during the period	(98,500)	3.70	(119,750)	2.88
Nonvested at end of period	676,270	$3.82	858,670	$3.15

For the year ended December 31, 2020, the weighted-average grant date fair value of options granted and vested during the period was $2.65 and $3.58, respectively.

Warrants

The Company has fully vested stock warrants issued in connection with the organization of the Company which are exercisable over a ten-year period that expire on July 1, 2023. The warrants are exercisable to purchase one share of common stock for each warrant held. The weighted average remaining contractual life of these outstanding stock warrants was six months as of December 31, 2022.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 6.75 years as of December 31, 2022.

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

Restricted Stock Awards

During the years ended December 31, 2022 and 2021, the Company granted restricted stock awards (“RSAs”) to certain directors, executive officers, and employees of the Company. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted stock have full voting rights. Generally, the awards vest ratably over a two-to-four year period but vesting periods may vary. The RSAs have a 10 year contractual term.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

A summary of the activity for non-vested RSAs for the years ended December 31, 2022, 2021 and 2020 is presented below:

	December 31,
	2022		2021
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	49,750	$24.00	—	$—
Granted during the period	54,424	21.81	49,750	24.00
Vested during the period	(18,580)	24.00	—	—
Forfeited during the period	(9,500)	24.67	—	—
Nonvested at the end of period	76,094	$22.35	49,750	$24.00

Compensation expense for restricted stock awards is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The fair value of shares vested during the year ended December 31, 2022 was $342,000. The fair value of shares vested during each of the years ended December 31, 2021 and 2020 was zero. The Company recognized stock-based compensation expense associated with RSAs of approximately $629,000 and $106,000 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $1.4 million of total unrecognized compensation cost related to non-vested RSAs that is expected to be recognized over the remaining vesting period.

9.
Leases

Operating Leases

The Company leases certain office space and stand-alone buildings which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in other assets and other liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of December 31, 2022, the Company's operating lease ROU asset and operating lease liability totaled $17.9 million and $18.2 million, respectively.

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

As of December 31, 2022, the weighted-average discount rate for the Company's operating leases was 4.05%. The Company's lease terms range from five months to one hundred forty-four months. The weighted-average remaining term of the leases was 9.7 years.

Lease costs for the period shown below were as follows:

	December 31,
(Dollars in thousands)	2022	2021	2020
Operating lease cost	$2,804	$1,605	$1,154
Short-term lease cost	607	—	—
Total lease cost	$3,411	$1,605	$1,154

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

Total operating lease expense for the years ended December 31, 2022, 2021 and 2020 was $3.4 million, $1.6 million and $1.2 million, respectively. A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2027 and thereafter is presented below:

(Dollars in thousands)
2023	$2,516
2024	2,944
2025	2,957
2026	3,027
2027 and thereafter	16,917
Total undiscounted lease liability	28,361
Less:
Discount on cash flows	(3,920)
Lease signed, but not yet commenced	(6,232)
Total operating lease liability	$18,209

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2022	2021
Commitments to extend credit	$1,148,012	$606,160
Standby letters of credit	21,728	14,144
Total	$1,169,740	$620,304

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

December 31, 2022 and 2021

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

There were no transfers between levels during the year ended December 31, 2022 or 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2022 and 2021:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2022:
Securities available for sale:
State and municipal securities	$—	$417	$—	$417
Mortgage-backed securities and other agency obligations	—	22,881	—	22,881
U.S. Treasury bonds	—	98,518	—	98,518
Corporate bonds	—	54,251	—	54,251
Total investment securities available for sale	$—	$176,067	$—	$176,067
Asset derivatives:
Interest rate swaps	$—	$9,213	$—	$9,213
Total asset derivatives	$—	$9,213	$—	$9,213
Liability derivatives:
Interest rate swaps	$—	$9,213	$—	$9,213
Risk participation agreements	—	8	—	8
Total liability derivatives	$—	$9,221	$—	$9,221

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2021:
Securities available for sale:
State and municipal securities	$—	$1,094	$—	$1,094
Mortgage-backed securities and other agency obligations	—	811	—	811
Corporate bonds	—	24,527	—	24,527
Total investment securities available for sale	$—	$26,432	$—	$26,432
Asset derivatives:
Interest rate swaps	$—	$389	$—	$389
Total asset derivatives	$—	$389	$—	$389
Liability derivatives:
Interest rate swaps	$—	$389	$—	$389
Total liability derivatives	$—	$389	$—	$389

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2022 and 2021:

Impaired loans. At December 31, 2022, impaired loans with carrying values of $19.7 million were reduced by specific valuation allowances totaling $1.6 million resulting in a net fair value of $18.1 million, based on Level 3 inputs. At December 31, 2021, impaired loans with carrying values of $15.4 million were reduced by specific valuation allowances totaling $307,000 resulting in a net fair value of $15.1 million, based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

The Company had no foreclosed assets as of December 31, 2022. The following table presents the foreclosed assets that were remeasured and recorded at fair value during the year ended December 31, 2021:

	December 31,
(Dollars in thousands)	2022	2021
Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$—	$1,676
Fair value of foreclosed assets remeasured subsequent to initial recognition	$—	$1,676

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$332,014	$332,014	$327,025	$327,025
Interest bearing time deposits in other banks	—	—	131	131
Investment securities available for sale	176,067	176,067	26,432	26,432
Non-marketable securities	15,405	15,405	7,527	7,527
Accrued interest receivable	18,340	18,340	10,228	10,228
Bank-owned life insurance	60,761	60,761	26,528	26,528
Derivative instruments assets	9,213	9,213	389	389
	$611,800	$611,800	$398,260	$398,260
Level 3 inputs
Loans, including held for sale, net	$3,077,200	$2,920,213	$2,049,429	$2,023,761
Financial liabilities
Level 2 inputs
Deposits	$3,236,146	$3,238,857	$2,141,199	$2,141,999
Accrued interest payable	2,545	2,545	437	437
FHLB advances	—	—	50,000	50,000
Notes payable	111,223	111,223	1,000	1,000
Derivative instrument liabilities	9,221	9,221	389	389
	$3,359,135	$3,361,846	$2,193,025	$2,193,825

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

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

At December 31, 2022, the Company had federal funds sold aggregating approximately $2.1 million which represents a concentration of credit risk. At December 31, 2021, the Company had federal funds sold aggregating approximately $292,000. The Company had uninsured deposits of $179.3 million and $189.7 million as of December 31, 2022 and 2021, respectively.

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

For the years ended December 31, 2021 and 2020, Company contributions to the ESOP were approximately $936,000, and $645,000, respectively. Administrative expenses related to the ESOP and the Plan for the same twelve month periods totaled approximately $41,000 and $16,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

ESOP Plan Merged Into 401-K Plan

Effective July 1, 2022, the Company amended the Plan and merged it into the ESOP (the “Merged Plan”). In connection with this amendment and plan merger, on July 1, 2022, the Company registered an aggregate of 400,000 shares of the Company's common stock, par value $1.00 per share, for issuance to the Merged Plan in connection with elections by participants to allocate a portion of their plan account balances (up to the limits prescribed under the Merged Plan) to the Company stock fund investment option. The number of shares held by the ESOP immediately prior to the plan merger was 149,461 shares. Under the Merged Plan, discretionary contributions made by the Company will be invested at the direction of the plan participant, in accordance with participant plan elections.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

For the year ended December 31, 2022, Company contributions to the Merged Plan were approximately $1.4 million. Administrative expenses related to the Merged Plan for the same twelve month period totaled approximately $59,000. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At December 31, 2022 and 2021, the aggregate amount of loans to related parties was approximately $1,491,000 and $569,000, respectively. During the year ended December 31, 2022, loan originations to related parties totaled $1,344,000 and repayments from related party loans totaled $422,000. Related party unfunded commitments at December 31, 2022, were $587,000. There were no related party unfunded commitments at December 31, 2021. Deposits received from related parties at December 31, 2022 and 2021, totaled approximately $16.0 million and $19.0 million, respectively.

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

Preferred Stock - Private Placement

On September 30, 2022, the Company completed a private placement of (i) 69,400 shares of a new series of preferred stock designated Series A Convertible Non-Cumulative Preferred Stock, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) the Preferred Warrants at an exercise price equal to $22.50 per share, for aggregate gross proceeds of $69.4 million before deducting placement fees and offering expenses. Aggregate net proceeds were $66.2 million after deducting placement fees and offering expenses of $3.2 million. The Company used the net proceeds of the private placement for general corporate purposes.

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

Initial Public Offering

On November 9, 2021, the Company's common stock began trading on the Nasdaq Global Select Market under the symbol “TCBX”. The Company issued and sold an aggregate of 4,025,000 shares of its common stock, including 525,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in its IPO at a public offering price of $25.00 per share for aggregate gross proceeds of $100.6 million before deducting underwriting discounts and offering expenses. Aggregate net proceeds from our IPO were $92.0 million after deducting underwriting discounts and offering expenses of $8.6 million. The initial closing of the IPO occurred on November 12, 2021, and the closing for the shares issued pursuant to the underwriters’ option occurred on November 17, 2021. In connection with the closing of the IPO, the Company issued an aggregate of 49,750 shares of restricted stock to its directors, advisory directors, and executive officers.

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

December 31, 2022 and 2021

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022 and 2021 the Bank meets all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2022 and 2021. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since December 31, 2022, that management believes have changed the Bank’s category.

A comparison of the Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes Basel III Fully Phased-In (2)				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2022:
Total capital (to risk weighted assets):
Bank	496,222	13.8%	≥	377,782	≥	10.5%	≥	359,793	≥	10.0%
Tier I capital (to risk weighted assets):
Bank	465,871	12.9%	≥	305,824	≥	8.5%	≥	287,834	≥	8.0%
Tier I capital (to average assets): (1)
Bank	465,871	13.1%	≥	142,188	≥	4.0%	≥	177,734	≥	5.0%
Common equity tier 1 (to risk weighted assets):
Bank	465,871	12.9%	≥	251,855	≥	7.0%	≥	233,865	≥	6.5%
As of December 31, 2021:
Total capital (to risk weighted assets):
Bank	288,022	13.5%	≥	223,444	≥	10.5%	≥	212,804	≥	10.0%
Tier I capital (to risk weighted assets):
Bank	268,727	12.6%	≥	180,883	≥	8.5%	≥	170,243	≥	8.0%
Tier I capital (to average assets): (1)
Bank	268,727	12.3%	≥	87,602	≥	4.0%	≥	109,503	≥	5.0%
Common equity tier 1 (to risk weighted assets):
Bank	268,727	12.6%	≥	148,962	≥	7.0%	≥	138,322	≥	6.5%

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

At December 31, 2022, the dilutive effects of convertible preferred stock were excluded from diluted earnings per share due to their anti-dilutive effects on the computation.

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income.

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2022	2021	2020
Net income	$18,659	$11,424	$12,115
Less dividends declared, Preferred Series A stock	1,418	—	—
Net income available to common shareholders	$17,241	$11,424	$12,115
Weighted-average shares outstanding for basic earnings per common share	13,465,196	7,874,110	6,232,115
Dilutive effect of stock compensation	289,414	264,714	97,645
Weighted-average shares outstanding for diluted earnings per common share	13,754,610	8,138,824	6,329,760

17.
Derivative Financial Instruments

Cash Flow Hedges

During July 2022 and as part of its hedging strategy, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million on its floating rate deposits. The facility, which was designated as a cash flow hedge, was discontinued on August 24, 2022, and a gain on the terminated hedge of $3.0 million was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or July 9, 2027.

On February 18, 2021, a $100.0 million pay-fixed interest rate swap facility designated as a cash flow hedge was discontinued and a gain on the terminated hedge of $945,000 was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or September 4, 2025. For the year ended December 31, 2022, approximately $401,000 was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

Fair Value Hedges

The Company offers certain interest rate swap products directly to its qualified commercial banking customers. These financial instruments are not designated as hedging instruments. The interest rate swap derivative positions relate to transactions in which the Company enters into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. An interest rate swap transaction allows customers to effectively convert a variable rate loan to a fixed rate. In connection with each swap, the Company agrees to pay interest on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.

Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2022, no such deterioration was determined by management.

For some of its loan participation facilities, the Company enters into Risk Participation Agreements (“RPAs”) with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

All derivatives are carried at fair value as either assets or liabilities in the accompanying consolidated balance sheets. At December 31, 2022, the Company's derivative assets and liabilities each totaled $9.2 million. As of December 31, 2022 and 2021, cash of $730,000 was pledged as collateral for derivative financial instruments.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2022 and 2021.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2022
Risk participation agreements purchased	$10,621	$—	$—	—	4.87%	2.2
Risk participation agreements sold	29,360	—	8	—	5.54%	4.2
Commercial loan interest rate swaps:
Loan customer counterparty	147,560	—	9,213	—	4.77%	4.5
Financial institution counterparty	147,560	9,213	—	4.77%	—	4.5
Total derivatives	$335,101	$9,213	$9,221

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2021
Commercial loan interest rate swaps:
Loan customer counterparty	$77,587	$—	$389		4.21%	7.6
Financial institution counterparty	77,587	389	—	4.21%		7.6
Total derivatives	$155,174	$389	$389

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Core Deposit Intangibles, Net

Amortization expense of the core deposit intangible (“CDI”) was approximately $162,000 for each of the years ended December 31, 2022, 2021 and 2020. The remaining weighted average life is 7 years at December 31, 2022.

Scheduled amortization of CDI at December 31, 2022 are as follows:

(Dollars in thousands)	CDI Amortization
2023	162
2024	162
2025	162
2026	162
2027 and thereafter	483
$1,131

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

20.
Parent Company Financial Statements

The following balance sheets, statements of income and statements of cash flows for Third Coast Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

(Dollars in thousands)	December 31,
ASSETS	2022	2021
Cash and cash equivalents	$8,752	$8,707
Investment in subsidiary	482,933	289,446
Other assets	3,795	1,856
Total assets	$495,480	$300,009
LIABILITIES AND SHAREHOLDERS' EQUITY
Other borrowings	$111,223	$1,000
Other liabilities	2,477	2
Total liabilities	113,700	1,002
Shareholders' equity:
Series A Convertible Non-Cumulative Preferred Stock	69	—
Series B Convertible Perpetual Preferred Stock	—	—
Common stock	13,610	13,482
Additional paid-in capital	318,033	249,202
Retained earnings	53,270	36,029
Accumulated other comprehensive (loss) income	(2,103)	1,393
Treasury stock: at cost	(1,099)	(1,099)
Total shareholders' equity	381,780	299,007
Total liabilities & shareholders' equity	$495,480	$300,009

Condensed Statements of Income and Comprehensive Income of the Company (Parent company only) for the periods are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest expense:
Interest on notes payable	$4,605	$1,091	$1,615
Total interest expense	4,605	1,091	1,615
Noninterest expense:
Legal and professional	302	680	1,233
Other	230	23	37
Total noninterest expense	532	703	1,270
Loss before income tax expense and equity in undistributed earnings of subsidiaries	(5,137)	(1,794)	(2,885)
Income tax benefit	1,087	359	384
Loss before equity in undistributed earnings of subsidiaries	(4,050)	(1,435)	(2,501)
Equity in undistributed earnings of subsidiaries	22,709	12,859	14,616
Net income	$18,659	$11,424	$12,115
Comprehensive income	$15,163	$12,538	$12,394

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

Condensed Statements of Cash Flows of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$18,659	$11,424	$12,115
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(22,709)	(12,859)	(14,616)
Amortization of subordinated debt issuance costs	154	—	—
Net change in other assets	(1,938)	(359)	501
Net change in other liabilities	1,278	(150)	(320)
Net cash used in operating activities	(4,556)	(1,944)	(2,320)
Cash flows from investing activities:
Capital investment in subsidiaries	(173,000)	(125,800)	—
Net cash used in investing activities	(173,000)	(125,800)	—
Cash flows from financing activities:
Net (repayment of) proceeds from subordinated notes payable - related party	—	(13,000)	5,000
Net proceeds from (repayment of) line of credit - senior debt	29,875	(19,875)	(1,500)
Net proceeds from subordinated debt issuance	80,194	—	—
Net proceeds from issuance of preferred stock	66,225	—	—
Proceeds from issuance of common stock	856	163,199	536
Dividends paid on Series A preferred stock	(221)	—	—
Proceeds from stock warrants exercised	—	19	—
Proceeds from stock options exercised	672	995	385
Net redemption of treasury stock	—	(121)	(38)
Net cash provided by financing activities	177,601	131,217	4,383
Increase in cash and cash equivalents	45	3,473	2,063
Cash and cash equivalents at beginning of period	8,707	5,234	3,171
Cash and cash equivalents at end of period	$8,752	$8,707	$5,234

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2022 and 2021

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

The information below is only a summary and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated historical financial statements and the related notes thereto included in this Annual Report on Form 10-K.

	For the Quarters Ended December 31, 2022
(Dollars in thousands)	Q4	Q3	Q2	Q1
Selected income statement data:
Interest income	$51,151	$43,102	$32,509	$27,184
Interest expense	19,000	11,747	4,771	1,974
Net interest income	32,151	31,355	27,738	25,210
Provision for loan losses	1,950	2,900	3,350	4,000
Net interest income after provision for loan losses	30,201	28,455	24,388	21,210
Noninterest income	1,753	2,538	1,266	1,666
Noninterest expense	22,627	22,728	22,773	20,181
Income before income tax expense	9,327	8,265	2,881	2,695
Income tax expense	1,802	1,495	604	608
Net income	$7,525	$6,770	$2,277	$2,087

	For the Quarters Ended December 31, 2021
(Dollars in thousands)	Q4	Q3	Q2	Q1
Selected income statement data:
Interest income	$26,660	$24,399	$23,931	$25,625
Interest expense	2,041	2,397	2,717	2,907
Net interest income	24,619	22,002	21,214	22,718
Provision for loan losses	6,100	2,323	-	1,500
Net interest income after provision for loan losses	18,519	19,679	21,214	21,218
Noninterest income	2,055	964	1,109	750
Noninterest expense	20,087	17,641	17,779	15,518
Income before income tax expense	487	3,002	4,544	6,450
Income tax expense	133	617	955	1,354
Net income	$354	$2,385	$3,589	$5,096