Form 10-Q
period 2023-03-31
Third Coast Bancshares, Inc.
filed 2023-05-09
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2023, the registrant had 13,580,355 shares of common stock, par value $1.00 per share, outstanding.

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
•
the adequacy of our allowance for credit losses;
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

ii

•
the sustainment of an active, liquid market for our common stock;
•
fluctuations in the market price of our common stock; and
•
other factors that are discussed in “Part II – Other Information – Item 1A. Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 15, 2023. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2023	2022
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$309,153	$329,864
Federal funds sold	1,789	2,150
Total cash and cash equivalents	310,942	332,014
Investment securities available for sale	180,376	176,067
Loans, net of allowance for credit losses of $35,915 and $30,351 at March 31, 2023 and December 31, 2022, respectively	3,177,411	3,077,200
Accrued interest receivable	19,026	18,340
Premises and equipment, net	28,504	28,662
Bank-owned life insurance	64,235	60,761
Non-marketable equity securities, at cost	14,751	14,618
Deferred tax asset, net	7,146	6,303
Fair value hedge assets	8,793	9,213
Right-of-use asset - operating leases	19,328	17,872
Core Deposit Intangible, net	1,090	1,131
Goodwill	18,034	18,034
Other assets	10,021	12,933
Total assets	$3,859,657	$3,773,148

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$516,909	$486,114
Interest bearing	2,805,624	2,750,032
Total deposits	3,322,533	3,236,146
Accrued interest payable	1,636	2,545
Fair value hedge liabilities	7,271	9,221
Lease liability - operating leases	19,845	18,209
Other liabilities	10,054	14,024
Line of credit - Senior Debt	30,875	30,875
Note payable - Subordinated Debt, net	80,399	80,348
Total liabilities	3,472,613	3,391,368
Shareholders' equity:
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized; 69,400 outstanding at March 31, 2023 and December 31, 2022, respectively	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized; no shares outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,657,960 and 13,610,198 issued; and 13,579,498 and 13,531,736 outstanding at March 31, 2023 and December 31, 2022, respectively	13,658	13,610
Additional paid-in capital	318,350	318,033
Retained earnings	58,182	53,270
Accumulated other comprehensive loss	(2,116)	(2,103)
Treasury stock: at cost; 78,462 shares at March 31, 2023 and December 31, 2022, respectively	(1,099)	(1,099)
Total shareholders' equity	387,044	381,780
Total liabilities & shareholders' equity	$3,859,657	$3,773,148

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2023	2022
Interest income:
Loans, including fees	$53,911	$26,682
Investment securities available-for-sale	1,548	276
Federal funds sold and deposits in other banks	1,920	226
Total interest income	57,379	27,184
Interest expense:
Deposit accounts	22,092	1,844
FHLB advances and notes payable	2,457	130
Total interest expense	24,549	1,974
Net interest income	32,830	25,210
Provision for credit losses	1,200	4,000
Net interest income after credit loss expense	31,630	21,210
Noninterest income:
Service charges and fees	779	619
Gain on sale of investment securities available-for-sale	97	—
Earnings on bank-owned life insurance	475	143
Derivative fees	(1)	706
Other	552	198
Total noninterest income	1,902	1,666
Noninterest expense:
Salaries and employee benefits	13,712	13,324
Data processing and network expense	1,203	922
Occupancy and equipment expense	2,633	1,873
Legal and professional	1,930	1,746
Loan operations	(35)	278
Advertising and marketing	686	427
Telephone and communications	139	100
Software purchases and maintenance	352	198
Regulatory assessments	666	645
Other	758	668
Total noninterest expense	22,044	20,181
Net income before income tax expense	11,488	2,695
Income tax expense	2,245	608
Net income	9,243	2,087
Preferred stock dividends declared	1,171	—
Net income available to common shareholders	$8,072	$2,087
Earnings per common share:
Basic earnings per share	$0.60	$0.16
Diluted earnings per share	$0.55	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net Income	$9,243	$2,087
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding loss arising during the period	(1,439)	(590)
Reclassification for net gains realized through the sale of securities	97	—
Income tax benefit	282	124
Other comprehensive loss on securities	(1,060)	(466)
Unrealized gain (loss) on derivatives:
Unrealized holding gain arising during the period	1,531	—
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(206)	(51)
Income tax (expense) benefit	(278)	11
Other comprehensive income (loss) on derivatives	1,047	(40)
Total other comprehensive loss	(13)	(506)
Total comprehensive income	$9,230	$1,581

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

						Accumulated
				Additional		Other
	Preferred Stock		Common	Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2021	$—	$—	$13,482	$249,202	$36,029	$1,393	$(1,099)	$299,007
Net income	—	—	—	—	2,087	—	—	2,087
Share-based compensation	—	—	—	279	—	—	—	279
Stock options exercised	—	—	3	51	—	—	—	54
Issuance of common stock to ESOP	—	—	11	271	—	—	—	282
Restricted stock grants	—	—	28	(28)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(506)	—	(506)
Balance, March 31, 2022	$—	$—	$13,524	$249,775	$38,116	$887	$(1,099)	$301,203
(Dollars in thousands)
Balance, December 31, 2022	$69	$—	$13,610	$318,033	$53,270	$(2,103)	$(1,099)	$381,780
Adoption of ASC 326, allowance for credit losses adjustment, net of tax	—	—	—	—	(3,160)	—	—	(3,160)
Net income	—	—	—	—	9,243	—	—	9,243
Share-based compensation	—	—	—	365	—	—	—	365
Restricted stock grants	—	—	48	(48)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(13)	—	(13)
Preferred dividends declared - Series A, $16.88 per share	—	—	—	—	(1,171)	—	—	(1,171)
Balance, March 31, 2023	$69	$—	$13,658	$318,350	$58,182	$(2,116)	$(1,099)	$387,044

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$9,243	$2,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,200	4,000
Share-based compensation expense	365	279
Gain on sale of investment securities available-for-sale	(97)	—
Amortization of premium on securities, net	133	8
Accretion of gain on terminated cash flow hedges	(206)	(51)
Accretion of SBA Paycheck Protection Program Fees	(13)	(1,350)
Amortization of subordinated debt origination costs	51	—
Depreciation, amortization and accretion	222	(388)
Earnings on bank-owned life insurance	(475)	(143)
Net change in operating leases	180	(67)
Net change in fair value hedge assets and liabilities	1	8
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	2,228	3,658
Accrued interest payable and other liabilities	(4,853)	(7,159)
Net cash provided by operating activities	7,979	882
Cash flows from investing activities:
Increase in non-marketable equity securities	(133)	(3,800)
Investment securities available-for-sale activity:
Purchases	(10,117)	(101,082)
Sales	3,880	—
Maturities, calls and principal paydowns	551	698
Net originations on loans held for investment	(104,713)	(376,993)
Net additions to bank premises and equipment	(709)	(2,324)
Deposit proceeds from pending sales of foreclosed assets	—	10
Purchase of bank owned life insurance	(3,000)	—
Net cash used in investing activities	(114,241)	(483,491)
Cash flows from financing activities:
Net increase in deposits	86,387	446,060
Net proceeds from subordinated debt issuance	—	80,507
Issuance of common stock to ESOP	—	282
Proceeds from stock options exercised	—	55
Dividends paid on Series A preferred stock	(1,197)	—
Net cash provided by financing activities	85,190	526,904
Change in cash and cash equivalents	(21,072)	44,295
Cash and cash equivalents at beginning of period	332,014	327,025
Cash and cash equivalents at end of period	$310,942	$371,320

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,458	$2,023
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use lease assets obtained in exchange for operating lease liabilities	$1,907	$10,890
Adjustment to allowance for credit losses for adoption of ASC 326, net of tax	$3,160	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, SSB, a Texas state savings bank (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company”), provide general consumer and commercial banking services through 16 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Humble, Kingwood, Beaumont, Port Arthur, Houston-Galleria, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2023. The December 31, 2022 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2022.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the full year ending December 31, 2023. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses (“ACL”). Interest on loans is recognized using the effective interest method and includes amortization of deferred loan origination fees and costs over the life of the loans.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

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

From time to time, the Company modifies its loan agreement with a borrower. The loan refinancing and restructuring guidance is considered for each loan modified to determine whether a modification results in a new loan or a continuation of an existing loan. In some cases, the loan may be considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things.

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

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location primarily throughout the Greater Houston, Dallas, and Austin-San Antonio metropolitan areas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally, real estate loans are owner occupied which further reduces the Company’s risk.

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

Allowance for Credit Losses

As further discussed below, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2023. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectable by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Further information regarding our policies and methodology used to estimate the allowance for credit losses on available-for-sale securities is presented in Note 2 - Investment Securities Available for Sale.

Prior to the adoption of ASU 2016-13, declines in the fair value of available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Allowance for Credit Losses - Loans: The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectable by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 3 - Loans and Allowance for Credit Losses.

Allowance For Credit Losses - Off-Balance Sheet Credit Exposures: The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance sheet credit exposures is presented in Note 10 - Financial Instruments with Off-Balance Sheet Risk.

Certain Acquired Loans

Acquired loans purchased from third parties are recorded at their estimated fair value at the acquisition date and are initially classified as either purchased credit deteriorated (“PCD”) loans (i.e., loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (“acquired performing loans”).

Acquired performing loans are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 310-20. Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

An ACL is calculated using a methodology similar to that described for originated loans. Acquired performing loans are subsequently evaluated for any required allowance at each reporting date. Such required allowance for each loan is compared to the remaining fair value discount for that loan. If greater, the excess is recognized as an addition to the allowance through a provision for credit losses for loans. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan.

PCD loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan meeting the criteria above and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

collected at acquisition as an amount that should not be accreted. These credit discounts (“nonaccretable marks”) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for credit losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCD loans, increases in cash flows over those expected at the acquisition date result in a move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for credit losses expense for loans.

For PCD loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ACL and a charge to the provision for credit losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ACL is reversed and any remaining difference increases the accretable yield, which will be taken into income over the remaining life of the loan. Loan dispositions may include sales of loans, receipt of payments in full from the borrower, or foreclosure. Write-downs are not recorded on the PCD loan until actual losses exceed the remaining non-accretable difference. To date, no write-downs have been recorded for the PCD loans held by the Company.

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. The related servicing assets were not material to the consolidated financial statements at March 31, 2023 and December 31, 2022.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. Operating and holding expenses of such properties, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred.

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

For a Fair Value Hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in noninterest income in our consolidated statements of income. Fair Value Hedge instruments offered by the Company include pass-through interest rate swap products to qualified commercial banking customers. Under this type of contract, the Company enters into an interest rate swap contract with a customer, while at the same time entering into an offsetting interest rate swap contract with a financial institution counterparty. Changes in the fair value of the underlying derivatives are designed to offset each other so they would not significantly impact the Company's operating results. The Company also enters into Risk Participation Agreements (“RPAs”) with other banks, primarily to share a portion of the risk of borrower default related to the interest rate swap on certain participated loans. The instruments are not designated as accounting hedges and do not qualify for hedge accounting.

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

We formally document the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation includes linking Cash Flow Hedges to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $686,000 and $427,000 for the three months ended March 31, 2023 and 2022, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

Recently Adopted Accounting Standards: ASU 2016-13 - Current Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. ASU 2016-13 is intended to replace the incurred loss model for loans and other financial assets with an expected loss model, which is known as the current expected credit loss, or CECL, model. The change is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The measurement of expected credit losses

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 also made changes to the accounting for available-for-sale debt securities, specifically requiring credit losses for available-for-sale debt securities to be presented as an allowance rather than a write-down on available-for-sale debt securities.

The Company adopted ASC 326 using the modified retrospective method for financial instruments measured at amortized cost and off-balance sheet credit exposure which requires reporting periods beginning after January 1, 2023 to be presented under ASC 326 guidance while prior period amounts to continue to be reported in accordance with previously applicable inherent risk methodology. Effective January 1, 2023, the Company adopted the standard and recorded an increase in the allowance for credit losses of $4.0 million and a net after-tax adjustment to retained earnings of $3.2 million for the cumulative effect of adopting ASC 326 for its loan portfolio. Management determined no allowance for credit losses was needed for off-balance sheet credit exposures or available for sale securities.

The following table illustrates the impact of ASC 326 on the allowance for credit losses by loan category at the January 1, 2023 adoption date:

	January 1, 2023
(Dollars in thousands)	Post-ASC 326 Adoption	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Real estate loans:
Non-farm non-residential owner occupied	$5,097	$3,773	$1,324
Non-farm non-residential non-owner occupied	8,351	5,741	2,610
Residential	2,060	1,064	996
Construction, development & other	4,661	3,053	1,608
Farmland	94	82	12
Commercial & industrial	13,366	16,269	(2,903)
Consumer	10	6	4
Municipal and other	712	363	349
Allowance for credit losses	$34,351	$30,351	$4,000

Recently Adopted Accounting Standards: ASU 2022-02 - Troubled Debt Restructurings and Vintage Disclosures

The Company adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. The amendments in this update eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.

The amendments of this update also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” Gross write-off information must be included in the vintage disclosures and include the amortized cost basis of the financing receivable by credit-quality indicator and the class of the financing receivable by year or origination. See Note 3 - Loans and Allowance for Credit Losses for the vintage disclosures.

2.
Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Management assesses securities in its investment portfolio for impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of an investment may be impaired. In accordance with ASC 326, available for sale securities are evaluated as of each reporting date when the fair value is less than amortized cost, and credit losses are to be calculated individually using a discounted cash flow method through which management compares the present value of the expected cash flows with the amortized costs. An allowance for credit losses is established to reflect the credit loss component of the decline in fair value.

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency.

The carrying amount of securities and their approximate fair values as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$421	$—	$2	$—	$419
Mortgage-backed securities and other agency obligations	22,978	—	750	—	22,228
U.S. Treasury bonds	100,400	—	1,391	—	99,009
Corporate bonds	63,970	—	5,250	—	58,720
	$187,769	$—	$7,393	$—	$180,376

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
State and municipal securities	$422	$—	$5	$417
Mortgage-backed securities and other agency obligations	23,522	238	879	22,881
U.S. Treasury bonds	100,567	—	2,049	98,518
Corporate bonds	57,607	59	3,415	54,251
	$182,118	$297	$6,348	$176,067

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

The amortized cost and estimated fair value of securities available for sale at March 31,2023, by contractual maturity, are shown below.

	March 31, 2023
	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$100,821	$99,428
Due from one year to five years	—	—
Due from five to ten years	58,908	54,146
Over ten years	5,062	4,574
	164,791	158,148
Mortgage-backed securities and other agency obligations	22,978	22,228
	$187,769	$180,376

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

The following table summarizes securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2023
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$—	$2	$2	$419
Mortgage-backed securities and other agency obligations	741	9	750	22,228
U.S. Treasury bonds	—	1,391	1,391	99,009
Corporate bonds	3,561	1,689	5,250	58,720
	$4,302	$3,091	$7,393	$180,376

	December 31, 2022
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$5	$—	$5	$417
Mortgage-backed securities and other agency obligations	879	—	879	18,376
U.S. Treasury bonds	2,049	—	2,049	98,518
Corporate bonds	3,415	—	3,415	50,413
	$6,348	$—	$6,348	$167,724

There were 38 investments in an unrealized loss position at March 31, 2023, and 35 investments in an unrealized loss position at December 31, 2022. As of March 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of March 31, 2023 and December 31, 2022.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Real estate loans:
Non-farm non-residential owner occupied	$508,936	$493,791
Non-farm non-residential non-owner occupied	511,546	506,012
Residential	286,358	308,775
Construction, development & other	627,143	567,851
Farmland	22,512	22,820
Commercial & industrial	1,112,638	1,058,910
Consumer	3,280	3,872
Municipal and other	140,913	145,520
	3,213,326	3,107,551
Allowance for credit losses	(35,915)	(30,351)
Loans, net	$3,177,411	$3,077,200

Total loans are presented net of unaccreted discounts and net deferred fees totaling $9.4 million and $7.8 million at March 31, 2023 and December 31, 2022, respectively.

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

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$855	$—	$1,699	$157
Non-farm non-residential non-owner occupied	282	—	296	—
Residential	506	—	513	—
Construction, development & other	39	—	45	—
Commercial & industrial	7,800	—	8,390	361
Consumer	—	—	20	—
	$9,482	$—	$10,963	$518

As of March 31, 2023 and 2022, the amount of income that would have been accrued for loans on non-accrual was approximately $339,000 and $482,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

An age analysis of past due loans, segregated by class of loans, was as follows:

	March 31, 2023
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$288	$—	$855	$1,143	$507,793	$508,936
Non-farm non-residential non-owner occupied	—	1,157	282	1,439	510,107	511,546
Residential	781	500	506	1,787	284,571	286,358
Construction, development & other	—	—	39	39	627,104	627,143
Farmland	—	—	—	—	22,512	22,512
Commercial & industrial	947	271	7,800	9,018	1,103,620	1,112,638
Consumer	—	—	—	—	3,280	3,280
Municipal and other	144	—	—	144	140,769	140,913
	$2,160	$1,928	$9,482	$13,570	$3,199,756	$3,213,326

	December 31, 2022
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$2,996	$—	$1,856	$4,852	$488,939	$493,791
Non-farm non-residential non-owner occupied	132	—	296	428	505,584	506,012
Residential	2,356	—	513	2,869	305,906	308,775
Construction, development & other	130	—	45	175	567,676	567,851
Farmland	—	—	—	—	22,820	22,820
Commercial & industrial	791	613	8,751	10,155	1,048,755	1,058,910
Consumer	—	—	20	20	3,852	3,872
Municipal and other	162	—	—	162	145,358	145,520
	$6,567	$613	$11,481	$18,661	$3,088,890	$3,107,551

Restructured Loans

Pursuant to the adoption of ASU 2022-02 effective January 1, 2023, the Company prospectively discontinued the recognition and measurement of TDRs. This guidance eliminated TDR accounting for loans in which the borrower was experiencing financial difficulty and the creditor was granted a concession. A loan is now considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The Company had no modifications of loans to borrowers who were experiencing financial difficulty during the three months ended March 31, 2023.

On an ongoing basis, the performance of restructured loans is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of March 31, 2023, there were no restructured loans in default.

Impaired Loans

Prior to the adoption of ASC Topic 326 on January 1, 2023, loans were reported as impaired when, based on then current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the fair value of collateral if repayment was expected solely from the collateral.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

The following tables present impaired loans by class of loans as of December 31, 2022 as determined under ASC 310 prior to adoption of ASC 326:

	December 31, 2022
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment during year
Real estate loans:
Non-farm non-residential owner occupied	$1,694	$1,699	$—	$1,699	$—	$1,751
Non-farm non-residential non-owner occupied	5,497	5,496	—	5,496	—	5,563
Residential	516	513	—	513	—	524
Construction, development & other	40	40	—	40	—	51
Farmland	—	—	—	—	—	—
Commercial & industrial	11,942	7,734	4,213	11,947	1,600	10,749
Consumer	19	20	—	20	—	21
	$19,708	$15,502	$4,213	$19,715	$1,600	$18,659

Interest payments received on impaired loans are recorded as interest income at December 31, 2022 unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $120,000 for the three months ended March 31, 2022.

COVID-19 Loan Deferments

Certain borrowers were unable to meet their contractual payment obligations because of the adverse effects of COVID-19. During March of 2020 and to help mitigate these effects, the Company began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers could apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At March 31, 2023 and December 31, 2022, the Company had approximately 221and 261 loans totaling $143.0 million and $150.7 million, respectively, in outstanding loan balances that were subject to deferral and modification agreements due to COVID-19 whereby the principal and/or interest payments were deferred to the end of each loan term. Subsequent to the approved deferral period, customers resumed their regular payments. The Coronavirus Aid, Relief, and Economic Security Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At March 31, 2023 and December 31, 2022, $3.2 million and $3.3 million, respectively, in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

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

March 31, 2023 and December 31, 2022

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

(vi) Loans classified as loss are considered uncollectable and of such little value that their continuance as banking assets are not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. With loans classified as loss, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified as loss, there is little prospect of collecting either its principal or interest. When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate. However, the Company does not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts. Losses are to be recorded in the period an obligation becomes uncollectable.

The following tables summarize the Company’s internal ratings of its loans:

	March 31, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$503,649	$873	$4,414	$—	$508,936
Non-farm non-residential non-owner occupied	504,582	223	6,741	—	511,546
Residential	285,477	—	881	—	286,358
Construction, development & other	620,668	6,436	39	—	627,143
Farmland	22,512	—	—	—	22,512
Commercial & industrial	1,100,948	2,019	9,614	57	1,112,638
Consumer	3,280	—	—	—	3,280
Municipal and other	140,913	—	—	—	140,913
	$3,182,029	$9,551	$21,689	$57	$3,213,326

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	506,012
Residential	307,881	—	894	—	308,775
Construction, development & other	559,186	8,620	45	—	567,851
Farmland	22,820	—	—	—	22,820
Commercial & industrial	1,051,365	2,252	5,293	—	1,058,910
Consumer	3,852	—	20	—	3,872
Municipal and other	145,520	—	—	—	145,520
	$3,077,244	$12,985	$17,322	$—	$3,107,551

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

The following tables summarize the Company's loans by risk grades, loan class and vintage, at March 31, 2023 and December 31, 2022. Gross charge-offs by origination year and loan class are also presented.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior Years	Revolving Loans Amortized Cost Basis	Total
Real estate loans:
Non-farm non-residential owner occupied
Pass	$11,000	$182,131	$136,171	$77,945	$42,322	$49,229	$4,851	$503,649
Special Mention	157	—	716	—	—	—	—	873
Substandard	—	531	1,007	—	2,191	685	—	4,414
Total Non-Farm non-residential owner-occupied	$11,157	$182,662	$137,894	$77,945	$44,513	$49,914	$4,851	$508,936
Non-farm non-residential non-owner occupied
Pass	$11,860	$188,659	$199,694	$34,075	$20,738	$40,814	$8,742	$504,582
Special Mention	—	—	—	223	—	—	—	223
Substandard	—	282	—	—	5,167	1,292	—	6,741
Total Non-Farm non-residential non owner-occupied	$11,860	$188,941	$199,694	$34,298	$25,905	$42,106	$8,742	$511,546
Residential
Pass	$26,561	$119,377	$90,589	$22,465	$12,207	$12,928	$1,350	$285,477
Substandard	—	—	868	—	—	13	—	881
Total Residential	$26,561	$119,377	$91,457	$22,465	$12,207	$12,941	$1,350	$286,358
Construction, development & other
Pass	$46,455	$104,006	$59,154	$806	$275	$603	$409,369	$620,668
Special Mention	—	—	6,436	—	—	—	—	6,436
Substandard	—	34	—	—	—	5	—	39
Total Construction, development & other	$46,455	$104,040	$65,590	$806	$275	$608	$409,369	$627,143
Farmland
Pass	$—	$12,520	$2,693	$864	$3,769	$2,073	$593	$22,512
Total Farmland	$—	$12,520	$2,693	$864	$3,769	$2,073	$593	$22,512
Commercial & industrial
Pass	$94,001	$409,475	$179,889	$24,793	$18,216	$5,602	$368,972	$1,100,948
Special Mention	—	133	—	—	—	82	1,804	2,019
Substandard	—	1,243	2,405	1,276	1,675	20	2,995	9,614
Doubtful	—	—	—	—	57	—	—	57
Total Commercial & industrial	$94,001	$410,851	$182,294	$26,069	$19,948	$5,704	$373,771	$1,112,638
Current period gross charge-offs	$—	$—	$—	$—	$—	$(120)	$—	$(120)
Consumer
Pass	$1,176	$988	$250	$293	$171	$399	$3	$3,280
Total Consumer	$1,176	$988	$250	$293	$171	$399	$3	$3,280
Current period gross charge-offs	$—	$—	$—	$—	$—	$(21)	$—	$(21)
Municipal and other
Pass	$26,784	$50,657	$30,329	$6,617	$2,212	$237	$24,077	$140,913
Total Municipal and other	$26,784	$50,657	$30,329	$6,617	$2,212	$237	$24,077	$140,913

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior Years	Revolving Loans Amortized Cost Basis	Total
Real estate loans:
Non-farm non-residential owner occupied
Pass	$182,294	$125,782	$78,148	$43,076	$27,010	$27,060	$4,263	$487,633
Special Mention	—	1,885	—	—	—	—	—	1,885
Substandard	893	473	—	2,213	419	275	—	4,273
Total Non-Farm non-residential owner-occupied	$183,187	$128,140	$78,148	$45,289	$27,429	$27,335	$4,263	$493,791
Non-farm non-residential non-owner occupied
Pass	$188,662	$197,972	$39,065	$21,051	$20,850	$21,410	$9,977	$498,987
Special Mention	—	—	228	—	—	—	—	228
Substandard	192	104	—	5,200	—	1,301	—	6,797
Total Non-Farm non-residential non owner-occupied	$188,854	$198,076	$39,293	$26,251	$20,850	$22,711	$9,977	$506,012
Residential
Pass	$121,652	$130,924	$23,149	$13,534	$6,115	$8,950	$3,557	$307,881
Substandard	—	878	—	—	—	16	—	894
Total Residential	$121,652	$131,802	$23,149	$13,534	$6,115	$8,966	$3,557	$308,775
Construction, development & other
Pass	$113,261	$110,572	$1,236	$291	$70	$629	$333,127	$559,186
Special Mention	—	8,620	—	—	—	—	—	8,620
Substandard	40	—	—	—	—	5	—	45
Total Construction, development & other	$113,301	$119,192	$1,236	$291	$70	$634	$333,127	$567,851
Farmland
Pass	$12,671	$2,736	$1,233	$3,820	$1,216	$553	$591	$22,820
Total Farmland	$12,671	$2,736	$1,233	$3,820	$1,216	$553	$591	$22,820
Commercial & industrial
Pass	$402,799	$177,599	$34,531	$20,509	$4,929	$1,394	$409,604	$1,051,365
Special Mention	1,329	700	132	—	—	91	—	2,252
Substandard	495	1,779	1,142	1,733	120	24	—	5,293
Total Commercial & industrial	$404,623	$180,078	$35,805	$22,242	$5,049	$1,509	$409,604	$1,058,910
Current period gross charge-offs	$—	$—	$—	$—	$—	$(462)	$(752)	$(1,214)
Consumer
Pass	$1,550	$1,224	$338	$199	$25	$93	$423	$3,852
Substandard	—	—	—	—	—	20	—	20
Total Consumer	$1,550	$1,224	$338	$199	$25	$113	$423	$3,872
Municipal and other
Pass	$75,817	$25,703	$7,542	$2,841	$412	$—	$33,205	$145,520
Total Municipal and other	$75,817	$25,703	$7,542	$2,841	$412	$—	$33,205	$145,520
Current period gross charge-offs	$—	$(18)	$—	$—	$—	$—	$—	$(18)

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Allowance for Credit Losses

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a loan to an individual borrower that is experiencing financial difficulty will be modified or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts, including U.S. Unemployment, GDP and Case-Shiller U.S National Home Price Index. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For modeling purposes, we use loan call report codes to identify the pools of loans with similar risk characteristics. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

We have elected to use the discounted cash flow (“DCF”) method for estimating accumulated credit losses for all loans except for consumer loans and leases. The DCF model allows for an effective incorporation of reasonable and supportable forecasts that can be applied in a consistent and objective manner. The method also aligns well with other calculations outside the accumulated credit loss estimations which mitigate model risk in other areas such as fair value or exit price notion calculations, interest rate risk calculations, profitability analysis, asset-liability management, and other forms of cash flow analysis. We have elected to use the weighted-average remaining maturity (“WARM”) method for consumer loans. The long-term average loss rate is calculated and applied on a quarterly basis for the remaining life of the pool. Adjustments for economic expectations are made in the qualitative portion of the calculation. The long-term average loss rate is derived using peer data derived from the call report.

There may be certain financial assets for which the expectation of credit loss is zero after evaluating historical loss information, making necessary adjustments for current conditions and reasonable and supportable forecasts, and considering any collateral or guarantee arrangements that are not free-standing contracts. A loan that is fully secured by cash or cash equivalents, such as certificates of deposit issued by the lending institution, would likely have zero credit loss expectations. Similarly, the guaranteed portion of a Small Business Administration (SBA) loan or security purchased on the secondary market through the SBA’s fiscal and transfer agent would likely have zero credit loss expectations because these financial assets are unconditionally guaranteed by the U.S. government. Currently, the Company deducts the SBA guaranteed portion of financial assets from the individual asset balance.

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The fair value of collateral supporting collateral dependent construction loans is based on an “as is” valuation.

The following table presents details of the allowance for credit losses on loans by portfolio segment as of March 31, 2023.

(Dollars in thousands)	Non-Farm Non-Residential Owner Occupied	Non-Farm Non-Residential Non-Owner Occupied	Residential	Construction, Development & Other	Farmland	Commercial & Industrial	Consumer	Municipal and Other	Total
March 31, 2023
Modeled expected credit losses	$3,576	$6,598	$1,351	$3,485	$51	$6,391	$3	$490	$21,945
Q-Factor and other qualitative adjustments	1,700	1,790	720	1,812	42	6,298	6	(199)	12,169
Specific allocations	—	—	—	—	—	1,801	—	—	1,801
Total	$5,276	$8,388	$2,071	$5,297	$93	$14,490	$9	$291	$35,915

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at March 31, 2023 and December 31, 2022.

The following tables detail the activity in the allowance for credit losses by portfolio segment:

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Beginning balance	CECL Adoption Adjustment	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,773	$1,324	$179	$—	$—	$5,276
Non-farm non-residential non-owner occupied	5,741	2,610	37	—	—	8,388
Residential	1,064	996	11	—	—	2,071
Construction, development & other	3,053	1,608	636	—	—	5,297
Farmland	82	12	(1)	—	—	93
Commercial & industrial	16,269	(2,903)	739	(120)	505	14,490
Consumer	6	4	20	(21)	—	9
Municipal and other	363	349	(421)	—	—	291
	$30,351	$4,000	$1,200	$(141)	$505	$35,915

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,456	$631	$—	$—	$4,087
Non-farm non-residential non-owner occupied	5,935	(322)	—	—	5,613
Residential	957	(191)	—	—	766
Construction, development & other	2,064	260	—	—	2,324
Farmland	45	(1)	—	—	44
Commercial & industrial	6,500	3,669	—	4	10,173
Consumer	6	(14)	—	13	5
Municipal and other	332	(32)	—	—	300
	$19,295	$4,000	$—	$17	$23,312

The following tables summarize the allocation of the allowance for credit losses, by portfolio segment, for loans evaluated both individually and collectively for expected credit losses:

	March 31, 2023
	Period end amounts of ACL allocated to loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$5,276	$5,276
Non-farm non-residential non-owner occupied	—	8,388	8,388
Residential	—	2,071	2,071
Construction, development & other	—	5,297	5,297
Farmland	—	93	93
Commercial & industrial	1,801	12,689	14,490
Consumer	—	9	9
Municipal and other	—	291	291
	$1,801	$34,114	$35,915

	December 31, 2022
	Period end amounts of ACL allocated to loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,773	$3,773
Non-farm non-residential non-owner occupied	—	5,741	5,741
Residential	—	1,064	1,064
Construction, development & other	—	3,053	3,053
Farmland	—	82	82
Commercial & industrial	1,600	14,669	16,269
Consumer	—	6	6
Municipal and other	—	363	363
	$1,600	$28,751	$30,351

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

The Company’s recorded investment in loans related to the balance in the allowance for credit losses on the basis of the Company’s expected credit loss methodology is as follows:

	March 31, 2023
	Loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$855	$508,081	$508,936
Non-farm non-residential non-owner occupied	5,449	506,097	511,546
Residential	507	285,851	286,358
Construction, development & other	39	627,104	627,143
Farmland	—	22,512	22,512
Commercial & industrial	11,578	1,101,060	1,112,638
Consumer	—	3,280	3,280
Municipal and other	—	140,913	140,913
	$18,428	$3,194,898	$3,213,326

	December 31, 2022
	Loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,699	$492,092	$493,791
Non-farm non-residential non-owner occupied	5,496	500,516	506,012
Residential	513	308,262	308,775
Construction, development & other	40	567,811	567,851
Farmland	—	22,820	22,820
Commercial & industrial	11,947	1,046,963	1,058,910
Consumer	20	3,852	3,872
Municipal and other	—	145,520	145,520
	$19,715	$3,087,836	$3,107,551

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	March 31, 2023	December 31, 2022
Building and building improvements	30 years or 3 - 10 years	$13,634	$13,605
Land		3,894	3,894
Equipment	3 - 5 years	5,919	5,757
Leasehold improvements	3 - 10 years	11,156	9,761
Furniture and fixtures	3 - 5 years	4,199	4,170
Construction in process		1,057	1,964
		39,859	39,151
Accumulated depreciation		(11,355)	(10,489)
		$28,504	$28,662

Depreciation expense for the three months ended March 31, 2023 and 2022 amounted to approximately $866,000 and $522,000, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Transaction accounts:
Noninterest bearing demand accounts	$516,909	$486,114
Interest bearing demand accounts	2,530,348	2,498,325
Savings	36,202	35,677
Total transaction accounts	3,083,459	3,020,116
Time deposits	239,074	216,030
Total deposits	$3,322,533	$3,236,146

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $151.2 million and $135.5 million as of March 31, 2023 and December 31, 2022, respectively.

Scheduled maturities of time deposits at March 31, 2023 are as follows:

(Dollars in thousands)
2023 (nine months remaining)	$140,028
2024	87,753
2025	8,313
2026	1,678
2027	935
2028 and thereafter	367
$239,074

At March 31, 2023 and December 31, 2022, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $85,000 and $31,000, respectively.

Deposits received from related parties at March 31, 2023 and December 31, 2022, totaled approximately $17.0 million and $16.0 million, respectively.

6.
Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded income tax provision expense of $2.2 million and $608,000, respectively, reflecting an effective tax rate of 19.5% and 22.6%, respectively.

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

7.
FHLB Advances and Other Borrowings

FHLB Borrowings

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of March 31, 2023 and December 31, 2022, total borrowing capacity available under this arrangement was $745.0 million and $719.1 million, respectively. The Company had no FHLB advances outstanding at March 31, 2023 and December 31, 2022. Letters of credit with the FHLB in the amount of $294.5 million were issued at March 31, 2023. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from April 2023 through March 2025.

Line of Credit - Senior Debt

On September 10, 2022, a $30.9 million revolving line of credit facility matured and was renewed and increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. Prior to maturity, the note bore interest at the Wall Street Journal

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date. Upon renewal, the note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. At March 31, 2023, the outstanding balance was $30.9 million.

Note Payable - Subordinated Debt

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At March 31, 2023, the Company had $82.3 million in outstanding principal and $1.9 million in unamortized debt issuance costs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Contractual maturities of borrowings at March 31, 2023 were as follows:

(Dollars in thousands)	Senior Debt Borrowings	Subordinated Debt Borrowings
2023 (nine months remaining)	$—	$—
2024	30,875	—
2025	—	—
2026	—	—
2027	—	—
2028 and thereafter	—	80,399
	$30,875	$80,399

At each March 31, 2023 and December 31, 2022, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at March 31, 2023 and December 31, 2022.

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

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At March 31, 2023, there were 68,767 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At March 31, 2023, there were 8,000 shares remaining available for grant for future awards under the Director Plan.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At March 31, 2023, there were no shares remaining available for grant for future awards.

Stock Options

During the three months ended March 31, 2023, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the three months ended March 31, 2023 were granted with an exercise price ranging from $18.06 to $18.99. Options granted during the year ended December 31, 2022 were granted with an exercise price ranging from $17.11 to $25.76.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the three months ended March 31, 2023: risk-free interest rate ranging from 3.42% to 4.14%, dividend yield of 0.00%; estimated volatility ranging from 17.81% to 17.89%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2022: risk-free interest rate ranging from 1.45% to 4.17%, dividend yield of 0.00%; estimated volatility ranging from 10.00% to 38.00%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense of $142,000 and $118,000, respectively, associated with stock options. As of March 31, 2023, there was approximately $1.8 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for the three months ended March 31, 2023 and the year ended December 31, 2022 is presented below:

	March 31, 2023		December 31, 2022
(Dollars in thousands, except share and per share data)	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,203,928	$18.05	1,220,428	$17.83
Granted during the period	13,000	18.45	136,000	21.15
Forfeited during the period	(51,600)	21.64	(105,167)	21.18
Exercised during the period	—	—	(47,333)	14.38
Outstanding at the end of period	1,165,328	$17.89	1,203,928	$18.05
Options exercisable at end of period	585,538	$15.61	527,658	$15.51
Weighted-average grant date fair value of options granted during the period		$5.95		$6.80

A summary of weighted average remaining life is presented below:

(Dollars in thousands, except share and per share data)	March 31, 2023			December 31, 2022
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	146,553	1.71	146,553	146,553	1.96	146,553
$13.00 - $16.99	432,375	6.19	341,985	435,175	6.45	280,905
$17.00 - $26.99	586,400	8.42	97,000	622,200	8.69	100,200
	1,165,328	6.75	585,538	1,203,928	7.06	527,658

Shares issued in connection with stock compensation awards are issued from available authorized shares.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $798,000 each at March 31, 2023. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $2.1 million and $1.8 million, respectively, at December 31, 2022.

There were no stock options exercised during the three months ended March 31, 2023. The intrinsic value of stock options exercised during the three months ended March 31, 2022 was $24,000.

A summary of the activity in the Company’s nonvested shares is as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	676,270	$3.82	858,670	$3.15
Granted during the period	13,000	5.95	136,000	6.80
Vested during the period	(65,080)	2.59	(219,900)	3.07
Forfeited during the period	(44,400)	3.46	(98,500)	3.70
Nonvested at end of period	579,790	$3.81	676,270	$3.82

Warrants

The Company has fully vested stock warrants issued in connection with the organization of the Company which are exercisable over a ten-year period that expire on July 1, 2023. The warrants are exercisable to purchase one share of common stock for each warrant held. The weighted average remaining contractual life of these outstanding stock warrants was three months as of March 31, 2023.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 6.5 years as of March 31, 2023.

A summary of the Company’s stock warrant activity is presented below:

	March 31, 2023		December 31, 2022
(Dollars in thousands, except share and per share data)	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	179,285	$22.23	4,285	$11.00
Granted during the period	—	—	175,000	22.50
Exercised during the period	—	—	—	—
Expired or forfeited during the period	—	—	—	—
Outstanding at end of period	179,285	$22.23	179,285	$22.23
Exercisable at end of period	179,285	$22.23	179,285	$22.23

Restricted Stock Awards

The Company granted restricted stock awards (“RSAs”) to certain directors, executive officers and employees of the Company. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted stock have full voting rights. Generally, the awards vest ratably over a two-to-four year period but vesting periods may vary. The RSAs have a 10 year contractual term.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

A summary of the activity for non-vested RSAs for the three months ended March 31, 2023 and the year ended December 31, 2022 is presented below:

	March 31, 2023		December 31, 2022
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	76,094	$22.35	49,750	$24.00
Granted during the period	47,762	15.84	54,424	21.81
Vested during the period	(6,536)	24.70	(18,580)	24.00
Forfeited during the period	—	—	(9,500)	24.67
Nonvested at the end of period	117,320	$19.57	76,094	$22.35

Compensation expense for restricted stock awards is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized share-based compensation expense associated with RSAs of approximately $223,000 and $161,000 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $2.0 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over the remaining vesting periods.

9.
Leases

Operating Leases

The Company leases certain office space and stand-alone buildings which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in other assets and other liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of March 31, 2023, the Company's operating lease ROU asset and operating lease liability totaled $19.3 million and $19.8 million, respectively.

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

As of March 31, 2023, the weighted-average discount rate for the Company's operating leases was 4.24%. The Company's lease terms range from five months to one hundred forty-four months. The weighted-average remaining term of the leases was 9.39 years.

Lease costs for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Operating lease cost	$982	$600
Short-term lease cost	62	191
Total lease cost	$1,044	$791

Total operating lease expense for the three months ended March 31, 2023 and 2022 was $1.0 million and $791,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2028 and thereafter is presented below:

(Dollars in thousands)	March 31, 2023
2023 (nine months remaining)	$1,985
2024	3,043
2025	3,079
2026	3,152
2027	3,214
2028 and thereafter	13,973
Total undiscounted lease liability	28,446
Less:
Discount on cash flows	(4,256)
Lease signed, but not yet commenced	(4,345)
Total operating lease liability	$19,845

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$1,245,139	$1,148,012
Standby letters of credit	13,783	21,728
Total	$1,258,922	$1,169,740

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

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the issuer has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. At March 31, 2023, no allowance for credit loss for off-balance sheet exposures was deemed necessary as we have an unconditional right to cancel the obligation on all outstanding commitments.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

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

Loans Evaluated Individually for Expected Credit Losses. Individually evaluated loans are reported at the estimated fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based on observable market data or independent appraisals using Level 3 inputs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Derivative Instruments. The estimated fair value of interest rate derivative positions are obtained from a pricing service that provides the swaps’ unwind value using Level 2 inputs.

There were no transfers between levels during the three month period ended March 31, 2023 or during the year ended December 31, 2022.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At March 31, 2023:
Securities available for sale:
State and municipal securities	$—	$419	$—	$419
Mortgage-backed securities and other agency obligations	—	22,228	—	22,228
U.S. Treasury bonds	—	99,009	—	99,009
Corporate bonds	—	58,720	—	58,720
Total investment securities available for sale	$—	$180,376	$—	$180,376
Asset derivatives:
Cash flow hedges	$—	$1,531	$—	$1,531
Pass-through interest rate swaps	—	7,262	—	7,262
Total asset derivatives	$—	$8,793	$—	$8,793
Liability derivatives:
Pass-through interest rate swaps	$—	$7,262	$—	$7,262
Risk participation agreements	—	9	—	9
Total liability derivatives	$—	$7,271	$—	$7,271

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2022:
Securities available for sale:
State and municipal securities	$—	$417	$—	$417
Mortgage-backed securities and other agency obligations	—	22,881	—	22,881
U.S. Treasury bonds	—	98,518	—	98,518
Corporate bonds	—	54,251	—	54,251
Total investment securities available for sale	$—	$176,067	$—	$176,067
Asset derivatives:
Interest rate swaps	$—	$9,213	$—	$9,213
Total asset derivatives	$—	$9,213	$—	$9,213
Liability derivatives:
Interest rate swaps	$—	$9,213	$—	$9,213
Risk participation agreements	—	8	—	8
Total liability derivatives	$—	$9,221	$—	$9,221

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2023 and December 31, 2022:

Loans Evaluated Individually for Expected Credit Losses. At March 31, 2023, individually evaluated loans with carrying values of $18.4 million were reduced by specific valuation allowances totaling $1.8 million resulting in a net fair value of $16.6 million based on Level 3 inputs. At December 31, 2022, impaired loans with carrying values of $19.7 million were reduced by specific valuation allowances totaling $1.6 million resulting in a net fair value of $18.1 million based on Level 3 inputs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Non-financial assets measured at fair value on a non-recurring basis include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The Company had no foreclosed assets for fair value measurement as of March 31, 2023 or December 31, 2022.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$310,942	$310,942	$332,014	$332,014
Interest bearing time deposits in other banks	—	—	—	—
Investment securities available for sale	180,376	180,376	176,067	176,067
Non-marketable securities	14,751	14,751	15,405	15,405
Accrued interest receivable	19,026	19,026	18,340	18,340
Bank-owned life insurance	64,235	64,235	60,761	60,761
Derivative instruments assets	8,793	8,793	9,213	9,213
	$598,123	$598,123	$611,800	$611,800
Level 3 inputs
Loans, net	$3,177,411	$3,045,809	$3,077,200	$2,920,213
Financial liabilities
Level 2 inputs
Deposits	$3,322,533	$3,325,668	$3,236,146	$3,238,857
Accrued interest payable	1,636	1,636	2,545	2,545
Notes payable	111,274	111,274	111,223	111,223
Derivative instrument liabilities	7,271	7,271	9,221	9,221
	$3,442,714	$3,445,849	$3,359,135	$3,361,846

12.
Significant Group Concentrations of Credit Risk

All of the Company’s business activity is with customers primarily located within Texas. Such customers are normally also depositors of the Company.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

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

At March 31, 2023 and December 31, 2022, the Company had federal funds sold aggregating approximately $1.8 million and $2.1 million, respectively, which represents concentrations of credit risk. The Company had uninsured deposits of approximately $179.6 million and $279.1 million as of March 31, 2023 and December 31, 2022, respectively.

13.
Employee Benefit Plans

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

For the three months ended March 31, 2023 and 2022, Company contributions to the Merged Plan were approximately $332,000 and $330,000, respectively. Administrative expense related to the ESOP and the Plan for the same three month periods totaled approximately $25,000 and $10,000, respectively. The costs were included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At March 31, 2023 and December 31, 2022, the aggregate amounts of loans to related parties were approximately $1.0 million and $1.5 million, respectively. During the three months ended March 31, 2023, loan originations to related parties totaled $123,000 and repayments from related party loans totaled $581,000. Related party unfunded commitments at March 31, 2023 and December 31, 2022 were $839,000 and $587,000, respectively. Deposits received from related parties at March 31, 2023 and December 31, 2022, totaled approximately $17.0 million and $16.0 million, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2023, the Company and Bank and, as of December 31, 2022, the Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2023 and December 31, 2022. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since March 31, 2023, that management believes have changed the Bank’s category.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. The Company began reporting ratios beginning March 31, 2023 in accordance with the regulatory framework. Capital levels required to be well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC.
(Consolidated)
As of March 31, 2023:
Total capital (to risk weighted assets)	486,350	12.6%	≥	404,431	≥	10.5%		N/A		N/A
Tier I capital (to risk weighted assets)	370,036	9.6%	≥	327,396	≥	8.5%		N/A		N/A
Tier I capital (to average assets)	370,036	10.1%	≥	146,022	≥	4.0%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	303,811	7.9%	≥	269,620	≥	7.0%		N/A		N/A

THIRD COAST BANK, SSB
As of March 31, 2023:
Total capital (to risk weighted assets)	509,870	13.3%	≥	403,975	≥	10.5%	≥	384,738	≥	10.0%
Tier I capital (to risk weighted assets)	473,954	12.3%	≥	327,027	≥	8.5%	≥	307,790	≥	8.0%
Tier I capital (to average assets)	473,954	13.0%	≥	145,862	≥	4.0%	≥	182,328	≥	5.0%
Common equity tier 1 (to risk weighted assets)	473,954	12.3%	≥	269,317	≥	7.0%	≥	250,080	≥	6.5%
As of December 31, 2022:
Total capital (to risk weighted assets)	496,222	13.8%	≥	377,782	≥	10.5%	≥	359,793	≥	10.0%
Tier I capital (to risk weighted assets)	465,871	12.9%	≥	305,824	≥	8.5%	≥	287,834	≥	8.0%
Tier I capital (to average assets)	465,871	13.1%	≥	142,188	≥	4.0%	≥	177,734	≥	5.0%
Common equity tier 1 (to risk weighted assets)	465,871	12.9%	≥	251,855	≥	7.0%	≥	233,865	≥	6.5%

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

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

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2023	2022
Net income	$9,243	$2,087
Less dividends declared, Preferred Series A stock	1,171	—
Net income available to common shareholders	$8,072	$2,087
Weighted-average shares outstanding for basic earnings per common share	13,532,545	13,385,324
Dilutive effect of stock compensation and other dilutive securities	3,269,270	369,702
Weighted-average shares outstanding for diluted earnings per common share	16,801,815	13,755,026
Basic earnings per share	$0.60	$0.16
Diluted earnings per share	$0.55	$0.15

17.
Derivative Financial Instruments

Cash Flow Hedges

During March 2023 and as part of its risk management strategy to hedge against the risk of variability in its monthly cash flows attributable to changes in the contractually specified rate of Fed Funds on variable rate forecasted fundings, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility is scheduled to mature on March 31, 2028. The instrument is designated as a cash flow hedge, and changes in fair values are recognized in other comprehensive income.

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

For the three months ended March 31, 2023, approximately $206,000 was reclassified out of accumulated other comprehensive loss and recognized as a reduction of interest expense on discontinued hedges.

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

Because the Bank acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2023, no such deterioration was determined by management.

For some of its loan participation facilities, the Company enters into Risk Participation Agreements (“RPAs”) with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At March 31, 2023, the Company's derivative assets and liabilities totaled $8.8 million and $7.3 million, respectively. As of each March 31, 2023 and December 31, 2022, cash of $730,000 was pledged as collateral for derivative financial instruments.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2023 and December 31, 2022.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)

March 31, 2023
Cash flow hedges:
Pay-fixed interest rate swaps	$200,000	$1,531	$—	3.16%	USD Fed Funds-H.15	5.0
Total cash flow hedges	200,000	1,531	—
Fair value hedges:
Risk participation agreements purchased	10,062	—	—	—	4.87%	2.0
Risk participation agreements sold	29,141	—	9	—	5.54%	4.0
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	143,103	—	7,262	—	4.77%	4.3
Financial institution counterparty	143,103	7,262	—	4.77%	—	4.3
Total fair value hedges	325,409	7,262	7,271
Total derivatives	$525,409	$8,793	$7,271

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2022
Fair value hedges:
Risk participation agreements purchased	10,621	—	—	—	4.87	2.2
Risk participation agreements sold	29,360	—	8	—	5.54	4.2
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	147,560	—	9,213	—	4.77%	4.5
Financial institution counterparty	147,560	9,213	—	4.77%	—	4.5
Total fair value hedges	335,101	9,213	9,221
Total derivatives	$335,101	$9,213	$9,221

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible, Net

In 2020, the Company recorded goodwill and core deposit intangible of $18,033,880 and $1,615,002, respectively, relating to the Heritage Bancorp, Inc. acquisition.

Amortization expense of the core deposit intangible (“CDI”) was approximately $40,000 for each of the three months ended March 31, 2023 and 2022. The remaining weighted average life is 6.8 years at March 31, 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Scheduled amortization of CDI at March 31, 2023 are as follows:

(Dollars in thousands)	CDI Amortization
2023 (nine months remaining)	$121
2024	162
2025	162
2026	162
2027	162
2028 and thereafter	321
$1,090

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and the “Company” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries, references in this Form 10-Q to the “Bank” refer to Third Coast Bank, SSB, a Texas state savings bank and our wholly owned bank subsidiary, and references in this Form 10-Q to “TCCC” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 15, 2023 and in Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate sixteen branches, with nine branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, four branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of March 31, 2023, we had, on a consolidated basis, total assets of $3.86 billion, total loans of $3.21 billion, total deposits of $3.32 billion and total shareholders’ equity of $387.0 million.

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Increase (Decrease)
Interest income	$57,379	$27,184	$30,195	111.1%
Interest expense	24,549	1,974	22,575	1,143.6%
Net interest income	32,830	25,210	7,620	30.2%
Provision for credit losses	1,200	4,000	(2,800)	(70.0)%
Noninterest income	1,902	1,666	236	14.2%
Noninterest expense	22,044	20,181	1,863	9.2%
Income before income taxes	11,488	2,695	8,793	326.3%
Income tax expense	2,245	608	1,637	269.2%
Net income	$9,243	$2,087	$7,156	342.9%

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

Three months ended March 31, 2023 vs. Three months ended March 31, 2022

Net interest income increased $7.6 million, or 30.2%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022 primarily due to increased interest income from loan growth and yield on loans offset by an increase in interest expense from deposit growth and increased rates paid on interest-bearing deposits, and interest related to the subordinated notes issued in March 2022. Average loans increased from $2.21 billion for the three months ended March 31, 2022 to $3.17 billion for the three months ended March 31, 2023, with the increase primarily due to loan growth in construction and development real estate loans, commercial real estate loans, and commercial and industrial loans. The yield on loans for the three months ended March 31, 2023 was 6.90% compared to 4.90% for the three months ended March 31, 2022, primarily a result of the increases in the Prime Rate over the past twelve months. Interest expense related to interest bearing deposit accounts was $22.1 million and $1.8 million for three months ended March 31, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits increased from 0.46% for the three months ended March 31, 2022 to 3.45% for the three months ended March 31, 2023. Interest expense related to notes payable was $1.8 million for the three months ended March 31, 2023 compared to $23,000 for the three months ended March 31, 2022, primarily due to the subordinated note offering on March 31, 2022. For the three months ended March 31, 2023, net interest margin and net interest spread were 3.79% and 3.01%, respectively, compared to 4.09% and 3.95%, respectively, for the three months ended March 31, 2022.

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

	For the Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$178,197	$1,548	3.52%	$28,170	$276	3.97%
Loans, gross	3,170,828	53,911	6.90%	2,208,462	26,682	4.90%
Federal funds sold and other interest earning assets	167,694	1,920	4.64%	260,275	226	0.35%
Total interest-earning assets	3,516,719	57,379	6.62%	2,496,907	27,184	4.42%
Less allowance for credit losses	(34,879)			(20,395)
Total interest-earning assets, net of allowance	3,481,840			2,476,512
Noninterest-earning assets	182,869			150,871
Total assets	$3,664,709			$2,627,383
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,595,750	$22,092	3.45%	$1,640,273	$1,844	0.46%
Notes payable	111,250	1,814	6.61%	1,891	23	4.93%
FHLB advances	52,803	643	4.94%	50,000	107	0.87%
Total interest-bearing liabilities	2,759,803	24,549	3.61%	1,692,164	1,974	0.47%
Noninterest-bearing deposits	477,706			620,900
Other liabilities	42,406			12,782
Total liabilities	3,279,915			2,325,846
Shareholders’ equity, including ESOP- owned shares	384,794			301,537
Total liabilities and shareholders' equity	$3,664,709			$2,627,383
Net interest income		$32,830			$25,210
Net interest spread(1)			3.01%			3.95%
Net interest margin(2)			3.79%			4.09%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $3.1 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

	For the Three Months Ended March 31, 2023 compared to 2022
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$1,468	$(196)	$1,272
Loans, gross	11,629	15,600	27,229
Federal funds sold and other interest-earning assets	(81)	1,775	1,694
Total increase in interest income	$13,016	$17,179	$30,195
Interest-bearing liabilities:
Interest-bearing deposits	$1,100	$19,148	$20,248
Notes payable	1,329	462	1,791
FHLB advances	6	530	536
Total increase in interest expense	$2,435	$20,140	$22,575
Increase (decrease) in net interest income	$10,581	$(2,961)	$7,620

Provision for Credit Losses

Provision for credit losses is determined by management as the amount to be added to the allowance for credit losses for various types of financial instruments, including loans, securities and off-balance sheet credit exposures, after net charge-offs have been deducted to bring the allowances to a level which, in management's best estimate, is necessary to absorb expected credit losses over the lives of the respective financial instruments. Prior to the January 1, 2023 adoption of ASC 326, the provision for credit losses was an expense we used to maintain an allowance for credit losses for loans at a level which was deemed appropriate by management to absorb inherent losses on existing loans.

The provision for credit losses for the three months ended March 31, 2023 was $1.2 million compared to $4.0 million for the three months ended March 31, 2022. The provisions for each period related primarily to provisioning for new loans booked during the quarter.

No provision for credit losses for securities or off-balance sheet credit exposure was recorded for the three months ended March 31, 2023. See the sections captioned “Allowance for Credit Losses” and “Securities" elsewhere in this discussion for additional information regarding the provision for credit losses related to loans and off-balance sheet credit exposure and securities, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, earnings credits on correspondent bank balances, earnings from bank-owned life insurance, and derivative fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Increase (Decrease)
Noninterest Income:
Service charges and fees	$779	$619	$160	25.8%
Gain on sale of investment securities available-for-sale	97	—	97	100.0%
Earnings on bank-owned life insurance	475	143	332	232.2%
Derivative fees	(1)	706	(707)	(100.1)%
Other	552	198	354	178.8%
Total noninterest income	$1,902	$1,666	$236	14.2%

Three months ended March 31, 2023 vs. Three months ended March 31, 2022

The increase in noninterest income of $236,000 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to an increase in earnings on bank-owned life insurance and advisory fee income offset by a decrease in derivative fees income.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$13,712	$13,324	$388	2.9%
Net occupancy and equipment expenses	2,633	1,873	760	40.6%
Other:
Legal and professional fees	1,930	1,746	184	10.5%
Data processing and network expenses	1,203	922	281	30.5%
Advertising and marketing	686	427	259	60.7%
Regulatory assessments	666	645	21	3.3%
Software purchases and maintenance	352	198	154	77.8%
Telephone and communications	139	100	39	39.0%
Loan operations	(35)	278	(313)	(112.6)%
Other	758	668	90	13.5%
Total noninterest expense	$22,044	$20,181	$1,863	9.2%

Three months ended March 31, 2023 vs. Three months ended March 31, 2022

The increase in noninterest expense of $1.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, and data processing and network expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $13.7 million for the three months ended March 31, 2023, an increase of $388,000, or 2.9%, compared to $13.3 million for the same period in 2022. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of March 31, 2023 and 2022, the number of employees was 370 and 339, respectively.

Net occupancy and equipment expenses were $2.6 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $1.1 million and $782,000 for the three months ended March 31, 2023 and 2022, respectively. In addition, the increase was also due to costs associated with four branches that opened in 2022 and additional lease space to accommodate the increase in employees.

Data processing and network expenses were $1.2 million and $922,000 for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to higher internet banking expenses related to a new digital banking platform and increased item processing and core data processing expenses resulting from deposit growth.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Income tax expense	$2,245	$608
Effective tax rate	19.5%	22.6%

Financial Condition

Total assets were $3.86 billion as of March 31, 2023 compared to $3.77 billion as of December 31, 2022. The increase in total assets of $86.5 million was primarily due to organic loan growth and the purchase of investment securities and BOLI during the three months ended March 31, 2023. The increases were funded by the growth in total deposits and a decrease in cash and cash equivalents.

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

As of March 31, 2023, total loans were $3.21 billion, an increase of $105.8 million, or 3.4%, compared to $3.11 billion as of December 31, 2022. The increase in loans was primarily due to growth of construction and development real estate loans, commercial and industrial loans, and commercial real estate loans. Total loans as a percentage of deposits were 96.7% and 96.0% as of March 31, 2023 and December 31, 2022, respectively. Total loans as a percentage of assets were 83.3% and 82.4% as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$508,936	15.9%	$493,791	15.9%
Non-farm non-residential non-owner occupied	511,546	15.9%	506,012	16.3%
Residential	286,358	8.9%	308,775	9.9%
Construction, development and other	627,143	19.5%	567,851	18.3%
Farmland	22,512	0.7%	22,820	0.7%
Commercial and industrial	1,112,638	34.6%	1,058,910	34.1%
Consumer	3,280	0.1%	3,872	0.1%
Municipal and other	140,913	4.4%	145,520	4.7%
Total loans	$3,213,326	100.0%	$3,107,551	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $15.1 million, or 3.1%, to $508.9 million as of March 31, 2023 from $493.8 million as of December 31, 2022.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $5.5 million, or 1.1%, to $511.5 million as of March 31, 2023 from $506.0 million as of December 31, 2022.

The increases in commercial real estate loans were due to the addition of lenders in 2022 and increased productivity of existing lenders in response to market demand.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans decreased $22.4 million, or 7.3%, to $286.4 million as of March 31, 2023 from $308.8 million as of December 31, 2022 due primarily to loan maturities and principal paydowns in 2023.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $59.3 million, or 10.4%, to $627.1 million as of March 31, 2023 from $567.9 million as of December 31, 2022 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At March 31, 2023 and December 31, 2022, outstanding factored receivables were $32.7 million and $28.0 million, respectively.

The commercial and industrial loan category also includes indirect auto loans with local dealerships that are funded through our indirect lending department. The loans are with recourse to the dealership and are structured as commercial lines of credit with the dealerships. The loans are approved with the same underwriting criteria as other commercial credits. Any loans under these lines of credit that are past due in excess of 90 days are required to be paid in full by the dealership. At March 31, 2023 and December 31, 2022, outstanding indirect auto loans included in the commercial and industrial category were $6.1 million and $6.6 million, respectively.

In April 2020, we began originating loans to qualified small businesses under the provisions of the CARES Act which are included in commercial and industrial loans. Loans covered by the Paycheck Protection Program (“PPP”) administered by the SBA may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA. At March 31, 2023 and December 31, 2022, outstanding PPP loans, net of deferred loan fees, were $45,000 and $537,000, respectively.

Commercial and industrial loans increased $53.7 million, or 5.1%, to $1.11 billion as of March 31, 2023 from $1.06 billion as of December 31, 2022. The increase was primarily a result of increased productivity of existing lenders in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2023
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$25,612	$176,881	$222,818	$83,625	$508,936
Non-farm non-residential non-owner occupied	21,408	329,259	128,418	32,461	511,546
Residential	20,994	82,821	72,583	109,960	286,358
Construction, development and other	124,447	465,496	15,982	21,218	627,143
Farmland	2,422	13,061	5,748	1,281	22,512
Commercial and industrial	510,337	511,702	85,049	5,550	1,112,638
Consumer	1,233	1,664	383	—	3,280
Municipal and other	56,824	84,060	29	—	140,913
Total loans	$763,277	$1,664,944	$531,010	$254,095	$3,213,326
Amounts with fixed rates	$108,636	$442,839	$43,549	$84,762	$679,786
Amounts with floating rates	$654,641	$1,222,105	$487,461	$169,333	$2,533,540

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructure loans included in nonperforming assets as of March 31, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt. The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of March 31, 2023	As of December 31, 2022
Nonaccrual loans	$9,482	$10,963
Loans > 90 days and still accruing	—	518
Restructured loan—accruing	—	780
Total nonperforming loans	$9,482	$12,261
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$9,482	$12,261
Ratio of nonaccrual loans to total loans	0.30%	0.35%
Ratio of nonperforming loans to total loans	0.30%	0.39%
Ratio of nonperforming loans to total assets	0.25%	0.32%
Ratio of nonperforming assets to total assets	0.25%	0.32%
Ratio of nonperforming loans to total loans plus OREO	0.30%	0.39%
Ratio of allowance for credit losses to nonaccrual loans	378.77%	276.85%

We had $9.5 million in nonperforming assets as of March 31, 2023 compared to $12.3 million as of December 31, 2022. Included in nonperforming assets, nonperforming loans were $9.5 million and $12.3 million as of March 31, 2023 and December 31, 2022, respectively. The improvement in nonperforming assets was primarily attributable to the payoff of nonaccrual loans and loans greater than 90 days and still accruing in 2023 and recent change in accounting for troubled debt restructurings.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of March 31, 2023	As of December 31, 2022
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$855	$1,699
Non-farm non-residential non-owner occupied	282	296
Residential	506	513
Construction, development and other	39	45
Commercial and industrial	7,800	8,390
Consumer	—	20
Municipal and other	—	—
Total nonaccrual loans	$9,482	$10,963

COVID-19 Loan Deferments

During March of 2020 and to help mitigate the anticipated effects of the COVID-19 pandemic on certain borrowers, we began offering deferral modifications of principal and/or interest payments for varying periods, but typically no more than 90 days. After 90 days, customers were able to apply for an additional deferral, and a small portion of our customers requested such an additional deferral. At March 31, 2023, we had approximately 221 loans totaling $143.0 million that had deferral and modification agreements due to COVID-19 whereby principal and/or interest payments during a specified period were deferred to the end of each of the loan terms. Subsequent to the approved deferral period, customers resumed their regular payments. The CARES Act provides banks an option to elect to not account for certain loan modifications related to COVID-19 as troubled debt restructurings if the borrowers were not more than 30 days past due at December 31, 2019. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status. At March 31, 2023, $3.2 million in accrued interest receivables related to these loans remained outstanding and will be collected at the end of each loan term.

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	March 31, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$503,649	$873	$4,414	$—	$508,936
Non-farm non-residential non-owner occupied	504,582	223	6,741	—	511,546
Residential	285,477	—	881	—	286,358
Construction, development and other	620,668	6,436	39	—	627,143
Farmland	22,512	—	—	—	22,512
Commercial and industrial	1,100,948	2,019	9,614	57	1,112,638
Consumer	3,280	—	—	—	3,280
Municipal and other	140,913	—	—	—	140,913
Gross loans	$3,182,029	$9,551	$21,689	$57	$3,213,326

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	506,012
Residential	307,881	—	894	—	308,775
Construction, development and other	559,186	8,620	45	—	567,851
Farmland	22,820	—	—	—	22,820
Commercial and industrial	1,051,365	2,252	5,293	—	1,058,910
Consumer	3,852	—	20	—	3,872
Municipal and other	145,520	—	—	—	145,520
Gross loans	$3,077,244	$12,985	$17,322	$—	$3,107,551
Allowance for Credit Losses

In accordance with ASC 326 which the Company adopted January 1, 2023, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on current expected credit losses. The amount of the allowance for credit losses represents management's best estimate of current expected credit losses on the Company's loans considering available information, from internal and external sources, relevant to assessing the exposure to credit loss over the contractual term of the loan. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses , adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. On January 1, 2023, we recorded an increase of $4.0 million to the allowance for credit losses for the cumulative effect of adopting ASC 326 for our loan portfolio. No accumulated credit loss for off-balance sheet exposures was recorded as funding on unfunded commitments is at the discretion of the Company. For additional information on adoption of ASC 326, see “—Critical Accounting Policies—Allowance for Credit Losses” below and Note 1 – Nature of Operations and Summary of Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses in the notes to our consolidated financial statements included elsewhere in this Form 10-Q.

Prior to the adoption of ASC 326, we maintained an allowance for credit losses that represented management’s best estimate of the loan losses and risks inherent in our loan portfolio. The amount of the allowance for credit losses was not an indicator that charge-offs in future periods would necessarily occur in those amounts. In determining the allowance for credit losses, we estimated losses on specific loans, or groups of loans, where the probable loss could be identified and reasonably determined. The balance of the allowance for credit losses was based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature and volume of our loan portfolio, overall portfolio quality, industry or borrower concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates, among other factors.

As of March 31, 2023, the allowance for credit losses totaled $35.9 million, or 1.12% of total loans. As of December 31, 2022, the allowance for credit losses totaled $30.4 million, or 0.98% of total loans. The increase in our allowance for credit losses is primarily due to $4.0 million from the impact of ASC 326 adoption and the $1.2 million provision for credit losses recorded for the three months ended March 31, 2023.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses at beginning of period	$30,351	$19,295
Impact of ASC 326 adoption	4,000	—
Provision for credit losses	1,200	4,000
Charge-offs:
Commercial and Industrial	(120)	—
Consumer	(21)	—
Total charge-offs	(141)	—
Recoveries:
Commercial and industrial	505	4
Consumer	—	13
Total recoveries	505	17
Net recoveries	364	17
Allowance for credit losses at end of period	$35,915	$23,312
Ratio of net recoveries to average loans(1)	(0.05)%	0.00%

(1)
Interim periods annualized.

During the three months ended March 31, 2023 and 2022, net recoveries were $364,000 and $17,000, respectively.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$5,276	15.9%	$3,773	15.9%
Non-farm non-residential non-owner occupied	8,388	15.9%	5,741	16.3%
Residential	2,071	8.9%	1,064	9.9%
Construction, development and other	5,297	19.5%	3,053	18.3%
Farmland	93	0.7%	82	0.7%
Commercial and industrial	14,490	34.6%	16,269	34.1%
Consumer	9	0.1%	6	0.1%
Municipal and other	291	4.4%	363	4.7%
	$35,915	100.0%	$30,351	100.00%

Securities

Our investment portfolio consists of state and municipal securities, mortgage-backed securities, U. S. treasury bonds and corporate bonds classified as available for sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in shareholders’ equity.

Management assesses securities in its investment portfolio for impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of an investment may be impaired. In accordance with ASC 326, available for sale securities are evaluated as of each reporting date when the fair value is less than amortized cost, and credit losses are to be calculated individually using a discounted cash flow method through which management compares the present value of the expected cash flows with the amortized costs. An allowance for credit losses is established to reflect the credit loss component of the decline in fair value.

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4)

changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of March 31, 2023.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$421	$—	$2	$—	$419
Mortgage-backed securities and other agency obligations	22,978	—	750	—	22,228
U.S. Treasury bonds	100,400	—	1,391	—	99,009
Corporate bonds	63,970	—	5,250	—	58,720
	$187,769	$—	$7,393	$—	$180,376

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available for sale:
State and municipal securities	$422	$—	$5	$417
Mortgage-backed securities	23,522	238	879	22,881
U.S. Treasury bonds	100,567	—	2,049	98,518
Corporate bonds	57,607	59	3,415	54,251
	$182,118	$297	$6,348	$176,067

As of March 31, 2023, the carrying amount of the security portfolio was $180.4 million compared to $176.1 million as of December 31, 2022, an increase of $4.3 million, or 2.4%. The increase relates to net purchases of $6.3 million in corporate bonds offset by paydowns of $551,000 in mortgage-backed securities during the three months ended March 31, 2023. Investment securities represented 4.7% of total assets as of each March 31, 2023 and December 31, 2022.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of March 31, 2023 and December 31, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The contractual maturities of the mortgage-backed securities held range from 2023 to 2043 and are not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. Therefore, schedules of maturities for mortgage-backed securities have been excluded from this disclosure.

The amortized cost and estimated fair value of securities available for sale at March 31, 2023, by contractual maturity, are shown below:

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Due in one year or less	$100,821	$99,428
Due from one year to five years	—	—
Due from five years to ten years	58,908	54,146
Over ten years	5,062	4,574
	164,791	158,148
Mortgage-backed securities	22,978	22,228
	$187,769	$180,376

The weighted average life of our investment portfolio was 2.41 years with an estimated modified duration of 2.97 years as of March 31, 2023. The weighted average life of our investment portfolio was 3.11 years with an estimated modified duration of 2.52 years as of December 31, 2022.

Deposits

Total deposits as of March 31, 2023 were $3.32 billion, an increase of $86.4 million, or 2.7%, compared to $3.24 billion as of December 31, 2022. The increase was primarily due to growth in our national wholesale deposits through our core, fiduciary and institutional deposit programs, continued growth in our primary market areas, and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest-bearing deposits as of March 31, 2023 were $516.9 million, an increase of $30.8 million, or 6.3%, compared to $486.1 million as of December 31, 2022. Total interest-bearing account balances as of March 31, 2023 were $2.81 billion, an increase of $55.6 million, or 2.0%, from $2.75 billion as of December 31, 2022.

The components of deposits as of the dates shown below were as follows:

	As of March 31, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$2,530,348	90.2%	$2,498,325	90.8%
Savings	36,202	1.3%	35,677	1.3%
Time deposits $100,000 and over	224,188	8.0%	202,074	7.4%
Time deposits less than $100,000	14,886	0.5%	13,956	0.5%
Total interest-bearing deposits	$2,805,624	84.4%	$2,750,032	85.0%
Noninterest-bearing demand deposits	$516,909	15.6%	$486,114	15.0%
Total deposits	$3,322,533	100.0%	$3,236,146	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of March 31, 2023
Three months or less	$24,878
Over three months through six months	42,903
Over six months through twelve months	55,105
Over twelve months	20,298
Total	$143,184

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Three Months Ended		Year Ended
	March 31, 2023		December 31, 2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$477,706	—	$313,972	—
Interest-bearing demand deposits	2,332,542	3.58%	2,103,071	1.36%
Savings	36,392	0.57%	36,166	0.29%
Time deposits	226,816	2.62%	237,842	0.82%
Total interest-bearing deposits	2,595,750	3.45%	2,377,079	1.29%
Total deposits	$3,073,456	2.92%	$2,691,051	1.14%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2023 was 15.5% and for the year ended December 31, 2022 was 11.7%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of March 31, 2023	As of December 31, 2022
FHLB advances	$—	$—
Line of Credit - Senior Debt	30,875	30,875
Note Payable - Subordinated Debt	80,399	80,348
Total borrowings	$111,274	$111,223

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks, real estate loans and investment securities. As of March 31, 2023 and December 31, 2022, total borrowing capacity under this arrangement was $745.0 million and $719.1 million, respectively.

We had no FHLB advances outstanding at March 31, 2023 and December 31, 2022. Our cost of FHLB advances was 4.94% for the three months ended March 31, 2023 and 2.70% for the year ended December 31, 2022. In addition, letters of credit with the FHLB in the amount of $294.5 million and $290.3 million were outstanding at March 31, 2023 and December 31, 2022, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits.

Line of Credit - Senior Debt. On March 10, 2021, the Company combined a $10.0 million promissory note scheduled to mature on August 31, 2021, with the remaining balance of a $10.9 million note scheduled to mature on March 10, 2021. The remaining balance of the two aforementioned notes totaling $20.9 million was consolidated into a new revolving line of credit loan with new funds of $10.0 million for a total facility of $30.9 million. The note bore interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2022. All principal and unpaid interest was due at maturity. Upon maturity, the outstanding balance of the note was renewed for $30.9 million, and the total revolving line of credit facility was increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. The note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt and subordinated notes described below. As of March 31, 2023, the outstanding balance was $30.9 million.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. As of March 31, 2023, the outstanding balance was $80.4 million, net of $1.9 million in unamortized debt issuance costs.

Our cost of notes payable was 6.61% and 4.93% for the three months ended March 31, 2023 and 2022, respectively.

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

For the three months ended March 31, 2023, liquidity needs were primarily met by core deposits, loan maturities, and amortizing loan portfolios. For the year ended December 31, 2022, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, borrowings and proceeds from issuance of stock.

As of March 31, 2023 and December 31, 2022, we maintained federal funds lines of credit with commercial banks that provide for the availability to borrow up to an aggregate of $36.5 million in federal funds. The Company had no advances outstanding under these lines of credit at March 31, 2023 and December 31, 2022.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $3.66 billion for the three months ended March 31, 2023 and $3.20 billion for the year ended December 31, 2022.

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2023	2022
Sources of Funds:
Deposits:
Noninterest-bearing	13.0%	9.8%
Interest-bearing	70.8%	74.3%
FHLB advances	1.5%	2.5%
Notes payable	3.0%	2.4%
Other liabilities	1.2%	0.9%
Shareholders’ equity	10.5%	10.1%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	85.6%	83.4%
Securities (available for sale and held to maturity)	4.8%	3.9%
Federal funds sold and other interest-earning assets	4.6%	7.0%
Other noninterest-earning assets	5.0%	5.7%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	15.5%	11.7%
Average total loans to average deposits	103.2%	100.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of March 31, 2023, we had $1.25 billion in outstanding commitments to extend credit and $13.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $1.15 billion in outstanding commitments to extend credit and $21.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2023 and December 31, 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of March 31, 2023, we had cash and cash equivalents of $310.9 million, compared to $332.0 million as of December 31, 2022.

Capital Resources

Total shareholders’ equity increased to $387.0 million as of March 31, 2023, compared to $381.8 million as of December 31, 2022, an increase of $5.3 million, or 1.4%. This increase was primarily the result of the $9.2 million in net income for the three months ended March 31, 2023 offset by the $3.2 million, net of tax, allowance for credit loss adjustment from the adoption of ASC 326 and $1.2 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of March 31, 2023 and December 31, 2022, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

	Actual
	March 31, 2023	December 31, 2022	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	10.1%	N/A	4.0%	4.0%	N/A
Common equity tier 1 capital (to risk weighted assets)	7.9%	N/A	4.5%	7.0%	N/A
Tier 1 capital (to risk weighted assets)	9.6%	N/A	6.0%	8.5%	N/A
Total capital (to risk weighted assets)	12.6%	N/A	8.0%	10.5%	N/A
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	13.0%	13.1%	4.0%	4.0%	5.0%
Common equity tier 1 capital (to risk weighted assets)	12.3%	12.9%	4.5%	7.0%	6.5%
Tier 1 capital (to risk weighted assets)	12.3%	12.9%	6.0%	8.5%	8.0%
Total capital (to risk weighted assets)	13.3%	13.8%	8.0%	10.5%	10.0%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

During March 2023 and as part of our risk management strategy to hedge against the risk of variability in its monthly cash flows attributable to changes in the contractually specified rate of Fed Funds on variable rate forecasted fundings, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility is scheduled to mature on March 31, 2028. The instrument is designated as a cash flow hedge, and changes in fair values are recognized in other comprehensive income.

During July 2022 and as part of our hedging strategy, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million on its floating rate deposits. The facility, which was designated as a cash flow hedge, was discontinued on August 24, 2022, and we received a termination fee of $3.0 million. The fee is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or July 9, 2027.

On February 18, 2021, a $100.0 million pay-fixed interest rate swap facility designated as a cash flow hedge was discontinued and we received a termination fee of $945,000. The fee is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or September 4, 2025.

For the three months ended March 31, 2023, approximately $206,000 was reclassified out of accumulated other comprehensive loss and recognized as a reduction of interest expense on discontinued hedges.

Fair Value Hedges

We also offers certain interest rate swap products directly to its qualified commercial banking customers. These financial instruments are not designated as hedging instruments. The interest rate swap derivative positions relate to transactions in which we enter into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. An interest rate swap transaction allows customers to effectively convert a variable rate loan to a fixed rate. In connection with each swap, we agree to pay interest on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2023, no such deterioration was determined by management.

For some of our loan participation facilities, we enter into RPAs with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At March 31, 2023, our derivative assets and liabilities totaled $8.8 million and $7.3 million, respectively.

For additional information regarding derivatives, see Note 17 – Derivative Financial Instruments, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2023		As of December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	4.60%	3.70%	9.99%	11.90%
+ 200	3.07%	2.59%	6.64%	8.27%
+ 100	1.55%	1.37%	3.31%	4.31%
Base	—	—	—	—
–100	(4.68)%	(2.92)%	(3.32)%	(2.46)%

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

Allowance for Credit Losses. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The provision for credit losses related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated current expected credit losses in the Company’s loan portfolio at each balance sheet date, and fluctuations in the provision for credit losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance, and therefore the Company’s financial position, liquidity or results of operations.

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

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act. As an emerging growth company, the Company has taken advantage of reduced reporting and other requirements that are otherwise generally applicable to public companies. Emerging growth companies are:

•
exempt from the requirement to obtain an attestation and report from the Company’s auditors on management’s assessment of internal control over financial reporting under the Sarbanes-Oxley Act of 2002;
•
permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board or by the SEC;
•
permitted to provide less extensive disclosure about the Company’s executive compensation arrangements; and
•
not required to give shareholders nonbinding advisory votes on executive compensation or golden parachute arrangements.

The Company will lose its emerging growth company status upon the earliest of : (i) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues; (ii) the date on which the Company becomes a “large accelerated filer” (the fiscal year end on which the total market value of the Company's common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which the Company issues more than $1.0 billion of non-convertible debt over a three-year period; or (iv) December 31, 2026, which is the end of the fiscal year in which the fifth anniversary of the Company's initial public offering occurs.

Recently Issued Accounting Pronouncements

See Note 1 – Nature of Operations and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate
Sensitivity and Market Risk”.

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and such other risk factors as we may disclose in other reports and statements filed with the SEC. Other than as set forth below, there have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Bank. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Bank’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company and the Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. The Bank’s level of uninsured customer deposits as a percentage of non-brokered deposits was 30.7% at March 31, 2023 and 36.6% at December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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
10.1†

Consulting Agreement, dated as of January 1, 2023, by and between Third Coast Bancshares, Inc. and Dennis Bonnen (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2023).

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

† Indicates a management contract or compensatory plan.

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

Third Coast Bancshares, Inc.

Date: May 9, 2023	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: May 9, 2023	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer