Form 10-Q
period 2023-06-30
Third Coast Bancshares, Inc.
filed 2023-08-08
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 13,607,057 shares of common stock, par value $1.00 per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2023	2022
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$244,813	$329,864
Federal funds sold	23,206	2,150
Total cash and cash equivalents	268,019	332,014
Investment securities available-for-sale	194,467	176,067
Loans, net of allowance for credit losses of $37,243 and $30,351 at June 30, 2023 and December 31, 2022, respectively	3,297,034	3,077,200
Accrued interest receivable	19,579	18,340
Premises and equipment, net	28,720	28,662
Bank-owned life insurance	64,762	60,761
Non-marketable equity securities, at cost	20,687	14,618
Deferred tax asset, net	7,808	6,303
Fair value hedge assets	9,372	9,213
Right-of-use asset - operating leases	21,778	17,872
Core Deposit Intangible, net	1,050	1,131
Goodwill	18,034	18,034
Other assets	12,172	12,933
Total assets	$3,963,482	$3,773,148
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$529,474	$486,114
Interest bearing	2,878,807	2,750,032
Total deposits	3,408,281	3,236,146
Accrued interest payable	3,522	2,545
Fair value hedge liabilities	9,177	9,221
Lease liability - operating leases	22,439	18,209
Other liabilities	12,792	14,024
Line of credit - Senior Debt	30,875	30,875
Note payable - Subordinated Debt, net	80,451	80,348
Total liabilities	3,567,537	3,391,368
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at June 30, 2023 and December 31, 2022, respectively	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,688,159 and 13,610,198 issued; and 13,609,697 and 13,531,736 outstanding at June 30, 2023 and December 31, 2022, respectively	13,688	13,610
Common stock - non-voting, $1 par value; 3,500,000 and no shares authorized at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	318,769	318,033
Retained earnings	65,889	53,270
Accumulated other comprehensive loss	(1,371)	(2,103)
Treasury stock: at cost; 78,462 shares at June 30, 2023 and December 31, 2022, respectively	(1,099)	(1,099)
Total shareholders' equity	395,945	381,780
Total liabilities & shareholders' equity	$3,963,482	$3,773,148

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Interest income:
Loans, including fees	$59,295	$31,164	$113,206	$57,846
Investment securities available-for-sale	2,029	894	3,577	1,170
Federal funds sold and other	1,389	451	3,309	677
Total interest income	62,713	32,509	120,092	59,693
Interest expense:
Deposit accounts	24,936	3,443	47,028	5,287
FHLB advances and other borrowings	3,681	1,328	6,138	1,458
Total interest expense	28,617	4,771	53,166	6,745
Net interest income	34,096	27,738	66,926	52,948
Provision for credit losses	1,400	3,350	2,600	7,350
Net interest income after credit loss expense	32,696	24,388	64,326	45,598
Noninterest income:
Service charges and fees	720	617	1,499	1,236
Gain on sale of investment securities available-for-sale	—	—	97	—
Gain on sale of SBA loans	—	98	—	98
Earnings on bank-owned life insurance	526	248	1,001	391
Derivative fees	247	123	246	829
Other	787	180	1,339	378
Total noninterest income	2,280	1,266	4,182	2,932
Noninterest expense:
Salaries and employee benefits	15,033	13,994	28,745	27,318
Data processing and network expense	1,261	932	2,464	1,854
Occupancy and equipment expense	2,852	1,830	5,485	3,703
Legal and professional	1,547	2,001	3,477	3,747
Loan operations	302	282	267	560
Advertising and marketing	812	467	1,498	894
Telephone and communications	129	99	268	199
Software purchases and maintenance	455	201	807	399
Regulatory assessments	458	956	1,124	1,601
Loss on sale of other real estate owned	—	350	—	350
Other	986	1,661	1,744	2,329
Total noninterest expense	23,835	22,773	45,879	42,954
Net income before income tax expense	11,141	2,881	22,629	5,576
Income tax expense	2,250	604	4,495	1,212
Net income	8,891	2,277	18,134	4,364
Preferred stock dividends declared	1,184	—	2,355	—
Net income available to common shareholders	$7,707	$2,277	$15,779	$4,364
Earnings per common share:
Basic earnings per share	$0.57	$0.17	$1.16	$0.33
Diluted earnings per share	$0.53	$0.16	$1.08	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net Income	$8,891	$2,277	$18,134	$4,364
Other comprehensive income (loss):
Unrealized loss on securities:
Unrealized holding loss arising during the period	(1,969)	(2,695)	(3,311)	(3,285)
Income tax benefit	413	566	695	690
Other comprehensive loss on securities	(1,556)	(2,129)	(2,616)	(2,595)
Unrealized gain (loss) on derivatives:
Unrealized holding loss arising during the period	(1,531)	—	—	—
Gain on termination of derivative instruments	5,007	—	5,007	—
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(563)	(52)	(769)	(103)
Income tax (expense) benefit	(612)	11	(890)	22
Other comprehensive income (loss) on derivatives	2,301	(41)	3,348	(81)
Total other comprehensive income (loss)	745	(2,170)	732	(2,676)
Total comprehensive income	$9,636	$107	$18,866	$1,688

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2021	$—	$—	$13,482	$—	$249,202	$36,029	$1,393	$(1,099)	$299,007
Net income	—	—	—	—	—	4,364	—	—	4,364
Share-based compensation	—	—	—	—	609	—	—	—	609
Stock options exercised	—	—	8	—	108	—	—	—	116
Issuance of common stock to ESOP	—	—	22	—	525	—	—	—	547
Restricted stock grants	—	—	31	—	(31)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,676)	—	(2,676)
Balance, June 30, 2022	$—	$—	$13,543	$—	$250,413	$40,393	$(1,283)	$(1,099)	$301,967

Balance, December 31, 2022	$69	$—	$13,610	$—	$318,033	$53,270	$(2,103)	$(1,099)	$381,780
Adoption of ASC 326, allowance for credit losses adjustment, net of tax	—	—	—	—	—	(3,160)	—	—	(3,160)
Net income	—	—	—	—	—	18,134	—	—	18,134
Share-based compensation	—	—	—	—	767	—	—	—	767
Warrants exercised	—	—	4	—	43	—	—	—	47
Restricted stock grants	—	—	74	—	(74)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	732	—	732
Preferred dividends declared - Series A, $33.94 per share	—	—	—	—	—	(2,355)	—	—	(2,355)
Balance, June 30, 2023	$69	$—	$13,688	$—	$318,769	$65,889	$(1,371)	$(1,099)	$395,945

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, March 31, 2022	$—	$—	$13,524	$—	$249,775	$38,116	$887	$(1,099)	$301,203
Net income	—	—	—	—	—	2,277	—	—	2,277
Share-based compensation	—	—	—	—	330	—	—	—	330
Stock options exercised	—	—	5	—	57	—	—	—	62
Issuance of common stock to ESOP	—	—	11	—	254	—	—	—	265
Restricted stock grants	—	—	3	—	(3)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,170)	—	(2,170)
Balance, June 30, 2022	$—	$—	$13,543	$—	$250,413	$40,393	$(1,283)	$(1,099)	$301,967

Balance, March 31, 2023	$69	$—	$13,658	$—	$318,350	$58,182	$(2,116)	$(1,099)	$387,044
Net income	—	—	—	—	—	8,891	—	—	8,891
Share-based compensation	—	—	—	—	402	—	—	—	402
Warrants exercised	—	—	4	—	43	—	—	—	47
Restricted stock grants	—	—	26	—	(26)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	745	—	745
Preferred dividends declared - Series A, $17.06 per share	—	—	—	—	—	(1,184)	—	—	(1,184)
Balance, June 30, 2023	$69	$—	$13,688	$—	$318,769	$65,889	$(1,371)	$(1,099)	$395,945

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$18,134	$4,364
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,600	7,350
Changes in deferred tax asset, net	(860)	(2,344)
Share-based compensation expense	767	609
Gain on sale of investment securities available-for-sale	(97)	—
Gain on sale of SBA loans	—	(98)
Loss on sale of other real estate owned	—	350
(Accretion) Amortization of premium on securities, net	(77)	184
Accretion of gain on terminated cash flow hedges	(769)	(103)
Accretion of SBA Paycheck Protection Program Fees	(20)	(1,817)
Amortization of subordinated debt origination costs	103	—
Depreciation, amortization and accretion	296	(105)
Earnings on bank-owned life insurance	(1,001)	(391)
Net change in operating leases	324	2
Net change in fair value hedge assets and liabilities	(203)	20
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(477)	(4,242)
Accrued interest payable and other liabilities	(241)	1,261
Net cash provided by operating activities	18,479	5,040
Cash flows from investing activities:
Increase in non-marketable equity securities	(6,069)	(7,687)
Investment securities available-for-sale activity:
Purchases	(1,726,587)	(135,063)
Sales	3,880	—
Maturities, calls and principal paydowns	1,701,170	766
Proceeds from termination of derivative instruments	5,007	—
Net originations on loans held for investment	(224,866)	(677,354)
Net additions to bank premises and equipment	(1,822)	(4,951)
Proceeds from sales of foreclosed assets	—	1,326
Purchase of bank owned life insurance	(3,000)	(25,000)
Net cash used in investing activities	(252,287)	(847,963)
Cash flows from financing activities:
Net increase in deposits	172,134	757,244
Net repayment of FHLB Advances	—	(32,000)
Net proceeds from subordinated debt issuance	—	80,319
Proceeds from line of credit - senior debt	—	29,875
Issuance of common stock to ESOP	—	547
Proceeds from stock warrants exercised	47	—
Proceeds from stock options exercised	—	116
Dividends paid on Series A preferred stock	(2,368)	—
Net cash provided by financing activities	169,813	836,101
Change in cash and cash equivalents	(63,995)	(6,822)
Cash and cash equivalents at beginning of period	332,014	327,025
Cash and cash equivalents at end of period	$268,019	$320,203

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$52,189	$5,101
Cash paid for income taxes	$3,875	$3,750
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use lease assets obtained in exchange for operating lease liabilities	$4,902	$13,150
Adjustment to allowance for credit losses for adoption of ASC 326, net of tax	$3,160	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the full year ending December 31, 2023. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

June 30, 2023 and December 31, 2022

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

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectable by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Further information regarding our policies and methodology used to estimate the allowance for credit losses on available-for-sale securities is presented in Note 2 - Investment Securities Available-for-Sale.

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

Operating Leases

The Company leases certain office space, stand-alone buildings, and equipment which are recognized as operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases on a discounted basis and are amortized on a straight-line basis over the lease term for each related lease agreement. Right-of-use assets represent the Company's right to use, or control the use of, leased assets for their lease term and are amortized over the lease term of the related lease agreement. See further discussion of Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) below. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has a term of 12 months or less and does not have a purchase option that is likely to be exercised.

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. Operating and holding expenses of such properties, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred. At June 30, 2023 and December 31, 2022, the Company had no other real estate owned.

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

June 30, 2023 and December 31, 2022

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

June 30, 2023 and December 31, 2022

Revenues from Contracts with Customers

The Company’s revenues from services such as deposit related fees, wire transfer fees, interchange fees on debit cards, ATM fees, and merchant fee income are presented within the service charges and fees category in the accompanying consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the customer.

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $1.5 million and $894,000 for the six months ended June 30, 2023 and 2022, respectively, and $812,000 and $467,000 for the three months ended June 30, 2023 and 2022. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

Recently Adopted Accounting Standards: ASU 2016-13 - Current Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. ASU 2016-13 is intended to replace the incurred loss model for loans and other financial assets with an expected loss model, which is known as the current expected credit loss, or CECL, model. The change is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 also made changes to the accounting for available-for-sale debt securities, specifically requiring credit losses for available-for-sale debt securities to be presented as an allowance rather than a write-down on available-for-sale debt securities.

The Company adopted ASC 326 using the modified retrospective method for financial instruments measured at amortized cost and off-balance sheet credit exposure which requires reporting periods beginning after January 1, 2023 to be presented under ASC 326 guidance while prior period amounts to continue to be reported in accordance with previously applicable inherent risk methodology. Effective January 1, 2023, the Company adopted the standard and recorded an increase in the allowance for credit losses of $4.0 million and a net after-tax adjustment to retained earnings of $3.2 million for the cumulative effect of adopting ASC 326 for its loan portfolio. Management determined no allowance for credit losses was needed for off-balance sheet credit exposures or available-for-sale securities.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

2.
Investment Securities Available-for-Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Management assesses securities in its investment portfolio for impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of an investment may be impaired. In accordance with ASC 326, available-for-sale securities are evaluated as of each reporting date when the fair value is less than amortized cost, and credit losses are to be calculated individually using a discounted cash flow method through which management compares the present value of the expected cash flows with the amortized costs. An allowance for credit losses is established to reflect the credit loss component of the decline in fair value.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

The carrying amount of securities and their approximate fair values as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$420	$—	$1	$—	$419
Mortgage-backed securities and other agency obligations	22,407	—	1,094	—	21,313
U.S. Treasury bonds	100,228	—	1,040	—	99,188
Corporate bonds	80,774	148	7,375	—	73,547
	$203,829	$148	$9,510	$—	$194,467

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
State and municipal securities	$422	$—	$5	$417
Mortgage-backed securities and other agency obligations	23,522	238	879	22,881
U.S. Treasury bonds	100,567	—	2,049	98,518
Corporate bonds	57,607	59	3,415	54,251
	$182,118	$297	$6,348	$176,067

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

The amortized cost and estimated fair value of securities available-for-sale at June 30,2023, by contractual maturity, are shown below.

	June 30, 2023
	Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$100,648	$99,607
Due from one year to five years	8,347	8,396
Due from five to ten years	67,366	60,537
Over ten years	5,061	4,614
	181,422	173,154
Mortgage-backed securities and other agency obligations	22,407	21,313
	$203,829	$194,467

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

The following table summarizes securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2023
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$—	$1	$1	$419
Mortgage-backed securities and other agency obligations	104	990	1,094	21,313
U.S. Treasury bonds	—	1,040	1,040	99,188
Corporate bonds	3,601	3,774	7,375	63,772
	$3,705	$5,805	$9,510	$184,692

	December 31, 2022
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$5	$—	$5	$417
Mortgage-backed securities and other agency obligations	879	—	879	18,376
U.S. Treasury bonds	2,049	—	2,049	98,518
Corporate bonds	3,415	—	3,415	50,413
	$6,348	$—	$6,348	$167,724

There were 39 investments in an unrealized loss position at June 30, 2023, and 35 investments in an unrealized loss position at December 31, 2022. As of June 30, 2023, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of June 30, 2023 and December 31, 2022.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Real estate loans:
Non-farm non-residential owner occupied	$513,934	$493,791
Non-farm non-residential non-owner occupied	547,120	506,012
Residential	310,842	308,775
Construction, development & other	595,601	567,851
Farmland	24,219	22,820
Commercial & industrial	1,164,624	1,058,910
Consumer	2,891	3,872
Municipal and other	175,046	145,520
	3,334,277	3,107,551
Allowance for credit losses	(37,243)	(30,351)
Loans, net	$3,297,034	$3,077,200

Total loans are presented net of unaccreted discounts and net deferred fees totaling $9.5 million and $7.8 million at June 30, 2023 and December 31, 2022, respectively.

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

Non-accrual loans and accruing loans past due more than 90 days segregated by class of loans were as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$832	$—	$1,699	$157
Non-farm non-residential non-owner occupied	1,417	—	296	—
Residential	494	—	513	—
Construction, development & other	36	—	45	—
Commercial & industrial	7,189	—	8,390	361
Consumer	—	—	20	—
	$9,968	$—	$10,963	$518

As of June 30, 2023 and 2022, the amount of income that would have been accrued for loans on non-accrual was approximately $332,000 and $524,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

An age analysis of past due loans, segregated by class of loans, was as follows:

	June 30, 2023
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$—	$261	$832	$1,093	$512,841	$513,934
Non-farm non-residential non-owner occupied	—	—	1,417	1,417	545,703	547,120
Residential	—	—	494	494	310,348	310,842
Construction, development & other	—	—	36	36	595,565	595,601
Farmland	—	—	—	—	24,219	24,219
Commercial & industrial	1,966	386	7,189	9,541	1,155,083	1,164,624
Consumer	—	—	—	—	2,891	2,891
Municipal and other	—	—	—	—	175,046	175,046
	$1,966	$647	$9,968	$12,581	$3,321,696	$3,334,277

	December 31, 2022
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$2,996	$—	$1,856	$4,852	$488,939	$493,791
Non-farm non-residential non-owner occupied	132	—	296	428	505,584	506,012
Residential	2,356	—	513	2,869	305,906	308,775
Construction, development & other	130	—	45	175	567,676	567,851
Farmland	—	—	—	—	22,820	22,820
Commercial & industrial	791	613	8,751	10,155	1,048,755	1,058,910
Consumer	—	—	20	20	3,852	3,872
Municipal and other	162	—	—	162	145,358	145,520
	$6,567	$613	$11,481	$18,661	$3,088,890	$3,107,551

Restructured Loans

Pursuant to the adoption of ASU 2022-02 effective January 1, 2023, the Company prospectively discontinued the recognition and measurement of TDRs. This guidance eliminated TDR accounting for loans in which the borrower was experiencing financial difficulty and the creditor was granted a concession. A loan is now considered modified under ASU 2022-02 if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

The Company had no modifications of loans to borrowers who were experiencing financial difficulty during the three or six months ended June 30, 2023.

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of June 30, 2023, there were no modified loans in the previous twelve month period that were in default.

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

June 30, 2023 and December 31, 2022

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

Interest payments received on impaired loans are recorded as interest income at December 31, 2022 unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $210,000 for the six months ended June 30, 2022.

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

June 30, 2023 and December 31, 2022

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

The following tables summarize the Company’s internal ratings of its loans:

	June 30, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$508,043	$1,527	$4,364	$—	$513,934
Non-farm non-residential non-owner occupied	540,344	217	6,559	—	547,120
Residential	309,678	—	1,164	—	310,842
Construction, development & other	591,873	3,692	36	—	595,601
Farmland	24,219	—	—	—	24,219
Commercial & industrial	1,132,107	23,526	8,936	55	1,164,624
Consumer	2,890	—	1	—	2,891
Municipal and other	175,046	—	—	—	175,046
	$3,284,200	$28,962	$21,060	$55	$3,334,277

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	506,012
Residential	307,881	—	894	—	308,775
Construction, development & other	559,186	8,620	45	—	567,851
Farmland	22,820	—	—	—	22,820
Commercial & industrial	1,051,365	2,252	5,293	—	1,058,910
Consumer	3,852	—	20	—	3,872
Municipal and other	145,520	—	—	—	145,520
	$3,077,244	$12,985	$17,322	$—	$3,107,551

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

The following tables summarize the Company's loans by risk grades, loan class and vintage, at June 30, 2023 and December 31, 2022. Gross charge-offs by origination year and loan class are also presented for the six months ended June 30, 2023 and the year ended December 31,2022.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
June 30, 2023:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$26,975	$181,050	$133,944	$76,082	$36,426	$46,367	$7,199	$508,043
Special Mention	355	175	997	—	—	—	—	1,527
Substandard	—	522	999	—	2,170	673	—	4,364
Total Non-Farm non-residential owner-occupied	$27,330	$181,747	$135,940	$76,082	$38,596	$47,040	$7,199	$513,934
Non-farm non-residential non-owner occupied
Pass	$48,562	$188,966	$208,142	$32,316	$19,693	$37,411	$5,254	$540,344
Special Mention	—	—	—	217	—	—	—	217
Substandard	—	269	—	—	5,142	1,148	—	6,559
Total Non-Farm non-residential non owner-occupied	$48,562	$189,235	$208,142	$32,533	$24,835	$38,559	$5,254	$547,120
Residential
Pass	$56,705	$114,911	$90,550	$21,554	$10,591	$11,520	$3,847	$309,678
Substandard	299	—	854	—	—	11	—	1,164
Total Residential	$57,004	$114,911	$91,404	$21,554	$10,591	$11,531	$3,847	$310,842
Construction, development & other
Pass	$68,149	$124,401	$33,873	$799	$96	$577	$363,978	$591,873
Special Mention	—	—	3,692	—	—	—	—	3,692
Substandard	32	—	—	—	—	4	—	36
Total Construction, development & other	$68,181	$124,401	$37,565	$799	$96	$581	$363,978	$595,601
Farmland
Pass	$3,722	$12,427	$2,141	$802	$3,681	$853	$593	$24,219
Total Farmland	$3,722	$12,427	$2,141	$802	$3,681	$853	$593	$24,219
Commercial & industrial
Pass	$140,534	$127,335	$88,473	$19,129	$16,859	$3,661	$736,116	$1,132,107
Special Mention	217	1,871	13,396	—	28	83	7,931	23,526
Substandard	270	911	2,277	1,280	1,709	18	2,471	8,936
Doubtful	—	—	—	—	55	—	—	55
Total Commercial & industrial	$141,021	$130,117	$104,146	$20,409	$18,651	$3,762	$746,518	$1,164,624
Current period gross charge-offs	$—	$—	$—	$(181)	$—	$(120)	$—	$(301)
Consumer
Pass	$976	$917	$207	$257	$154	$40	$339	$2,890
Substandard	—	1	—	—	—	—	—	1
Total Consumer	$976	$918	$207	$257	$154	$40	$339	$2,891
Current period gross charge-offs	$—	$—	$—	$—	$—	$(19)	$—	$(19)
Municipal and other
Pass	$57,992	$51,273	$33,102	$5,673	$1,774	$187	$25,045	$175,046
Total Municipal and other	$57,992	$51,273	$33,102	$5,673	$1,774	$187	$25,045	$175,046
Current period gross charge-offs	$—	$—	$(2)	$—	$—	$—	$—	$(2)

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior Years	Cost Basis	Total
December 31, 2022:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$182,294	$125,782	$78,148	$43,076	$27,010	$27,060	$4,263	$487,633
Special Mention	—	1,885	—	—	—	—	—	1,885
Substandard	893	473	—	2,213	419	275	—	4,273
Total Non-Farm non-residential owner-occupied	$183,187	$128,140	$78,148	$45,289	$27,429	$27,335	$4,263	$493,791
Non-farm non-residential non-owner occupied
Pass	$188,662	$197,972	$39,065	$21,051	$20,850	$21,410	$9,977	$498,987
Special Mention	—	—	228	—	—	—	—	228
Substandard	192	104	—	5,200	—	1,301	—	6,797
Total Non-Farm non-residential non owner-occupied	$188,854	$198,076	$39,293	$26,251	$20,850	$22,711	$9,977	$506,012
Residential
Pass	$121,652	$130,924	$23,149	$13,534	$6,115	$8,950	$3,557	$307,881
Substandard	—	878	—	—	—	16	—	894
Total Residential	$121,652	$131,802	$23,149	$13,534	$6,115	$8,966	$3,557	$308,775
Construction, development & other
Pass	$113,261	$110,572	$1,236	$291	$70	$629	$333,127	$559,186
Special Mention	—	8,620	—	—	—	—	—	8,620
Substandard	40	—	—	—	—	5	—	45
Total Construction, development & other	$113,301	$119,192	$1,236	$291	$70	$634	$333,127	$567,851
Farmland
Pass	$12,671	$2,736	$1,233	$3,820	$1,216	$553	$591	$22,820
Total Farmland	$12,671	$2,736	$1,233	$3,820	$1,216	$553	$591	$22,820
Commercial & industrial
Pass	$402,799	$177,599	$34,531	$20,509	$4,929	$1,394	$409,604	$1,051,365
Special Mention	1,329	700	132	—	—	91	—	2,252
Substandard	495	1,779	1,142	1,733	120	24	—	5,293
Total Commercial & industrial	$404,623	$180,078	$35,805	$22,242	$5,049	$1,509	$409,604	$1,058,910
Current period gross charge-offs	$—	$—	$—	$—	$—	$(462)	$(752)	$(1,214)
Consumer
Pass	$1,550	$1,224	$338	$199	$25	$93	$423	$3,852
Substandard	—	—	—	—	—	20	—	20
Total Consumer	$1,550	$1,224	$338	$199	$25	$113	$423	$3,872
Municipal and other
Pass	$75,817	$25,703	$7,542	$2,841	$412	$—	$33,205	$145,520
Total Municipal and other	$75,817	$25,703	$7,542	$2,841	$412	$—	$33,205	$145,520
Current period gross charge-offs	$—	$(18)	$—	$—	$—	$—	$—	$(18)
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

June 30, 2023 and December 31, 2022

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

We have elected to use the discounted cash flow (“DCF”) method for estimating accumulated credit losses for all loans except for consumer loans and leases. The DCF model allows for an effective incorporation of reasonable and supportable forecasts that can be applied in a consistent and objective manner. The method also aligns well with other calculations outside the accumulated credit loss estimations which mitigate model risk in other areas such as fair value or exit price notion calculations, interest rate risk calculations, profitability analysis, asset-liability management, and other forms of cash flow analysis. We have elected to use the weighted-average remaining maturity (“WARM”) method for consumer loans and leases. The long-term average loss rate is calculated and applied on a quarterly basis for the remaining life of the pool. Adjustments for economic expectations are made in the qualitative portion of the calculation. The long-term average loss rate is derived using peer data derived from the call report.

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.

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

June 30, 2023 and December 31, 2022

methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The fair value of collateral supporting collateral dependent construction loans is based on an “as is” valuation.

The following table presents details of the allowance for credit losses on loans by portfolio segment as of June 30, 2023.

(Dollars in thousands)	Non-Farm Non-Residential Owner Occupied	Non-Farm Non-Residential Non-Owner Occupied	Residential	Construction, Development & Other	Farmland	Commercial & Industrial	Consumer	Municipal and Other	Total
Modeled expected credit losses	$3,514	$6,993	$1,579	$2,795	$53	$6,105	$5	$615	$21,659
Q-Factor and other qualitative adjustments	1,692	1,782	563	1,517	44	6,051	5	347	12,001
Specific allocations	17	—	—	—	—	3,566	—	—	3,583
	$5,223	$8,775	$2,142	$4,312	$97	$15,722	$10	$962	$37,243

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at June 30, 2023 and December 31, 2022.

The following tables detail the activity in the allowance for credit losses by portfolio segment:

	For the Six Months Ended June 30, 2023
(Dollars in thousands)	Beginning balance	CECL Adoption Adjustment	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,773	$1,324	$126	$—	$—	$5,223
Non-farm non-residential non-owner occupied	5,741	2,610	424	—	—	8,775
Residential	1,064	996	82	—	—	2,142
Construction, development & other	3,053	1,608	(349)	—	—	4,312
Farmland	82	12	3	—	—	97
Commercial & industrial	16,269	(2,903)	2,043	(301)	614	15,722
Consumer	6	4	19	(19)	—	10
Municipal and other	363	349	252	(2)	—	962
	$30,351	$4,000	$2,600	$(322)	$614	$37,243

	For the Six Months Ended June 30, 2022
(Dollars in thousands)	Beginning balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,456	$596	$—	$—	$4,052
Non-farm non-residential non-owner occupied	5,935	(649)	—	—	5,286
Residential	957	(130)	—	—	827
Construction, development & other	2,064	199	—	—	2,263
Farmland	45	24	—	—	69
Commercial & industrial	6,500	7,346	—	8	13,854
Consumer	6	(15)	—	13	4
Municipal and other	332	(21)	—	—	311
	$19,295	$7,350	$—	$21	$26,666

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

	For the Three Months Ended June 30, 2023
(Dollars in thousands)	Beginning balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$5,276	$(53)	$—	$—	$5,223
Non-farm non-residential non-owner occupied	8,388	387	—	—	8,775
Residential	2,071	71	—	—	2,142
Construction, development & other	5,297	(985)	—	—	4,312
Farmland	93	4	—	—	97
Commercial & industrial	14,490	1,304	(181)	109	15,722
Consumer	9	(1)	2	—	10
Municipal and other	291	673	(2)	—	962
	$35,915	$1,400	$(181)	$109	$37,243

	For the Three Months Ended June 30, 2022
(Dollars in thousands)	Beginning balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$4,087	$(35)	$—	$—	$4,052
Non-farm non-residential non-owner occupied	5,613	(327)	—	—	5,286
Residential	766	61	—	—	827
Construction, development & other	2,324	(61)	—	—	2,263
Farmland	44	25	—	—	69
Commercial & industrial	10,173	3,677	—	4	13,854
Consumer	5	(1)	—	—	4
Municipal and other	300	11	—	—	311
	$23,312	$3,350	$—	$4	$26,666

The following tables summarize the allocation of the allowance for credit losses, by portfolio segment, for loans evaluated both individually and collectively for expected credit losses:

	June 30, 2023
	Period end amounts of ACL allocated to loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$17	$5,206	$5,223
Non-farm non-residential non-owner occupied	—	8,775	8,775
Residential	—	2,142	2,142
Construction, development & other	—	4,312	4,312
Farmland	—	97	97
Commercial & industrial	3,566	12,156	15,722
Consumer	—	10	10
Municipal and other	—	962	962
	$3,583	$33,660	$37,243

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

The Company’s recorded investment in loans related to the balance in the allowance for credit losses on the basis of the Company’s expected credit loss methodology is as follows:

	June 30, 2023
	Loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$832	$513,102	$513,934
Non-farm non-residential non-owner occupied	6,559	540,561	547,120
Residential	494	310,348	310,842
Construction, development & other	36	595,565	595,601
Farmland	—	24,219	24,219
Commercial & industrial	10,444	1,154,180	1,164,624
Consumer	—	2,891	2,891
Municipal and other	—	175,046	175,046
	$18,365	$3,315,912	$3,334,277

	December 31, 2022
	Loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,699	$492,092	$493,791
Non-farm non-residential non-owner occupied	5,496	500,516	506,012
Residential	513	308,262	308,775
Construction, development & other	40	567,811	567,851
Farmland	—	22,820	22,820
Commercial & industrial	11,947	1,046,963	1,058,910
Consumer	20	3,852	3,872
Municipal and other	—	145,520	145,520
	$19,715	$3,087,836	$3,107,551

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	June 30, 2023	December 31, 2022
Building and building improvements	30 years or 3 - 10 years	$13,653	$13,605
Land		3,894	3,894
Equipment	3 - 5 years	5,971	5,757
Leasehold improvements	3 - 10 years	11,510	9,761
Furniture and fixtures	3 - 5 years	4,344	4,170
Construction in process		1,533	1,964
		40,905	39,151
Accumulated depreciation		(12,185)	(10,489)
		$28,720	$28,662

Depreciation expense for the six months ended June 30, 2023 and 2022, amounted to approximately $1.8 million and $1.1 million, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Transaction accounts:
Noninterest bearing demand accounts	$529,474	$486,114
Interest bearing demand accounts	2,351,717	2,498,325
Savings	26,459	35,677
Total transaction accounts	2,907,650	3,020,116
Time deposits	500,631	216,030
	$3,408,281	$3,236,146

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $406.3 million and $135.5 million as of June 30, 2023 and December 31, 2022, respectively.

Scheduled maturities of time deposits at June 30, 2023 are as follows:

(Dollars in thousands)
2023 (six months remaining)	$257,998
2024	197,283
2025	42,104
2026	1,658
2027	1,016
2028 and thereafter	572
$500,631

At June 30, 2023 and December 31, 2022, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $64,000 and $31,000, respectively.

Deposits for related parties at June 30, 2023 and December 31, 2022, totaled approximately $19.0 million and $16.0 million, respectively.

6.
Income Taxes

During the six months ended June 30, 2023 and 2022, the Company recorded income tax provision expense of $4.5 million and $1.2 million, respectively, reflecting an effective tax rate of 19.9% and 21.7%, respectively. During the three months ended June 30, 2023 and 2022, the Company recorded income tax provision expense of $2.3 million and $604,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of June 30, 2023 and December 31, 2022, borrowing capacity available under this arrangement was $425.7 million and $719.1 million, respectively. The Company had no FHLB advances outstanding at June 30, 2023 and December 31, 2022. Letters of credit with the FHLB in the amount of $542.7 million were issued at June 30, 2023. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from July 2023 through July 2025.

Line of Credit - Senior Debt

On September 10, 2022, a $30.9 million revolving line of credit facility matured and was renewed and increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. Prior to maturity, the note bore interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date. Upon renewal, the note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. At June 30, 2023, the outstanding balance was $30.9 million.

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

June 30, 2023 and December 31, 2022

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At June 30, 2023, the Company had $82.3 million in outstanding principal and $1.8 million in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BID) Loan Pledge Arrangement

During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of June 30, 2023, total borrowing capacity under this arrangement was $1.2 billion. There were no advances outstanding at June 30, 2023.

Federal Funds Lines of Credit

At June 30, 2023 and December 31, 2022, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $33.0 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at June 30, 2023 and December 31, 2022.

Contractual Maturities of Borrowings

Contractual maturities of borrowings at June 30, 2023 were as follows:

(Dollars in thousands)	Senior Debt Borrowings	Subordinated Debt Borrowings
2023 (six months remaining)	$—	$—
2024	30,875	—
2025	—	—
2026	—	—
2027	—	—
2028 and thereafter	—	80,451
	$30,875	$80,451

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At June 30, 2023, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At June 30, 2023, there were 46,353 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At June 30, 2023, there were 8,000 shares remaining available for grant for future awards under the Director Plan.

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At June 30, 2023, there were no shares remaining available for grant for future awards.

Stock Options

During the six months ended June 30, 2023, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the six months ended June 30, 2023 were granted with an exercise price ranging from $13.95 to $18.99. Options granted during the six months ended June 30, 2022 were granted with an exercise price ranging from $23.03 to $25.76.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the six months ended June 30, 2023: risk-free interest rate ranging from 3.42% to 4.14%, dividend yield of 0.00%; estimated volatility ranging from 17.81% to 20.08%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the six months ended June 30, 2022: risk-free interest rate ranging from 1.45% to 3.03%, dividend yield of 0.00%; estimated volatility ranging from 10.00% to 38.00%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the six months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense of $255,000 and $279,000, respectively, associated with stock options. As of June 30, 2023, there was approximately $1.7 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

A summary of stock option activity for the six months ended June 30, 2023 and 2022 is presented below:

	June 30, 2023		June 30, 2022
(Dollars in thousands, except share and per share data)	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,203,928	$18.05	1,220,428	$17.83
Granted during the period	22,500	16.77	54,000	24.26
Forfeited during the period	(64,600)	21.57	(37,500)	24.00
Exercised during the period	—	—	(7,950)	14.63
Outstanding at the end of period	1,161,828	$17.83	1,228,978	$17.95
Options exercisable at end of period	654,758	$16.06	530,958	$14.98
Weighted-average grant date fair value of options granted during the period		$5.43		$8.44

A summary of weighted average remaining life is presented below:

(Dollars in thousands, except share and per share data)	June 30, 2023			June 30, 2022
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	146,553	1.46	146,553	159,053	2.45	159,053
$13.00 - $16.99	440,275	5.99	344,905	492,175	6.98	296,555
$17.00 - $26.99	575,000	8.23	163,300	577,750	9.07	75,350
	1,161,828	6.52	654,758	1,228,978	7.38	530,958

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $843,000 and $829,000, respectively, at June 30, 2023. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $5.3 million and $3.7 million, respectively, at June 30, 2022.

There were no stock options exercised during the six months ended June 30, 2023. The intrinsic value of stock options exercised during the six months ended June 30, 2022 was $70,000.

A summary of the activity in the Company’s nonvested shares is as follows:

	June 30, 2023		June 30, 2022
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	676,270	$3.82	858,670	$3.15
Granted during the period	22,500	5.43	54,000	8.44
Vested during the period	(140,900)	3.05	(177,150)	2.96
Forfeited during the period	(50,800)	3.43	(37,500)	3.76
Nonvested at end of period	507,070	$3.89	698,020	$3.57

Warrants

The Company had fully vested stock warrants issued in connection with the organization of the Company during 2013, which were exercisable over a ten-year period to purchase one share of common stock for each warrant held. As of June 30, 2023, all stock warrants issued in connection with the organization of the Company were exercised prior to their expiration date of July 1, 2023.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 6.26 years as of June 30, 2023.

A summary of the Company’s stock warrant activity is presented below:

	June 30, 2023		June 30, 2022
(Dollars in thousands, except share and per share data)	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	179,285	$22.23	4,285	$11.00
Granted during the period	—	—	—	—
Exercised during the period	(4,285)	11.00	—	—
Expired or forfeited during the period	—	—	—	—
Outstanding at end of period	175,000	$22.50	4,285	$11.00
Exercisable at end of period	175,000	$22.50	4,285	$11.00

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

A summary of the activity for non-vested RSAs for the six months ended June 30, 2023 and 2022 is presented below:

	June 30, 2023		June 30, 2022
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	76,094	$22.35	49,750	$24.00
Granted during the period	73,676	16.07	30,632	24.81
Vested during the period	(6,536)	24.70	—	—
Forfeited during the period	—	—	—	—
Nonvested at the end of period	143,234	$19.01	80,382	$24.31

Compensation expense for restricted stock awards is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized share-based compensation expense associated with RSAs of approximately $512,000 and $330,000 during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $2.1 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over the remaining vesting periods.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in other assets and other liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of June 30, 2023, the Company's operating lease ROU asset and operating lease liability totaled $21.8 million and $22.4 million, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

As of June 30, 2023, the weighted-average discount rate for the Company's operating leases was 4.50%. The Company's lease terms range from five months to one hundred forty-four months. The weighted-average remaining term of the leases was 9.15 years.

Lease costs for each of the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$1,061	$539	$2,043	$1,139
Short-term lease cost	41	131	103	322
Total lease cost	$1,102	$670	$2,146	$1,461

Total operating lease expense for the six months ended June 30, 2023 and 2022 was approximately $2.1 million and $1.5 million, respectively, and for the three months ended June 30, 2023 and 2022 was approximately $1.1 million and $670,000, respectively.

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2028 and thereafter is presented below:

(Dollars in thousands)	June 30, 2023
2023 (six months remaining)	$1,440
2024	3,079
2025	3,115
2026	3,188
2027	3,240
2028 and thereafter	13,973
Total undiscounted lease liability	28,035
Less: Discount on cash flows	(4,993)
Lease signed, but not yet commenced	(603)
Total operating lease liability	$22,439

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$1,257,393	$1,148,012
Standby letters of credit	18,458	21,728
Total	$1,275,851	$1,169,740

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the issuer has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. At June 30, 2023, no allowance for credit loss for off-balance sheet exposures was deemed necessary as we have an unconditional right to cancel the obligation on all outstanding commitments.

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

June 30, 2023 and December 31, 2022

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

There were no transfers between levels during the six month period ended June 30, 2023 or during the year ended December 31, 2022.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At June 30, 2023:
Securities available-for-sale:
State and municipal securities	$—	$419	$—	$419
Mortgage-backed securities and other agency obligations	—	21,313	—	21,313
U.S. Treasury bonds	—	99,188	—	99,188
Corporate bonds	—	73,547	—	73,547
Total investment securities available-for-sale	$—	$194,467	$—	$194,467
Asset derivatives:
Pass-through interest rate swaps	$—	$9,188	$—	$9,188
Pay-fixed interest rate swaps	—	184	—	184
Total asset derivatives	$—	$9,372	$—	$9,372
Liability derivatives:
Pass-through interest rate swaps	$—	$9,171	$—	$9,171
Risk participation agreements	—	4	—	4
Pay-fixed interest rate swaps	—	2	—	2
Total liability derivatives	$—	$9,177	$—	$9,177

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2022:
Securities available-for-sale:
State and municipal securities	$—	$417	$—	$417
Mortgage-backed securities and other agency obligations	—	22,881	—	22,881
U.S. Treasury bonds	—	98,518	—	98,518
Corporate bonds	—	54,251	—	54,251
Total investment securities available-for-sale	$—	$176,067	$—	$176,067
Asset derivatives:
Interest rate swaps	$—	$9,213	$—	$9,213
Total asset derivatives	$—	$9,213	$—	$9,213
Liability derivatives:
Interest rate swaps	$—	$9,213	$—	$9,213
Risk participation agreements	—	8	—	8
Total liability derivatives	$—	$9,221	$—	$9,221

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2023 and December 31, 2022:

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

Loans Evaluated Individually for Expected Credit Losses. At June 30, 2023, individually evaluated loans with carrying values of $18.4 million were reduced by specific valuation allowances totaling $3.6 million resulting in a net fair value of $14.8 million based on Level 3 inputs. At December 31, 2022, impaired loans with carrying values of $19.7 million were reduced by specific valuation allowances totaling $1.6 million resulting in a net fair value of $18.1 million based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The Company did not have any foreclosed assets for fair value measurement as of June 30, 2023 or December 31, 2022.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$268,019	$268,019	$332,014	$332,014
Investment securities available-for-sale	194,467	194,467	176,067	176,067
Non-marketable securities	20,687	20,687	14,618	14,618
Accrued interest receivable	19,579	19,579	18,340	18,340
Bank-owned life insurance	64,762	64,762	60,761	60,761
Derivative instruments assets	9,372	9,372	9,213	9,213
	$576,886	$576,886	$611,013	$611,013
Level 3 inputs
Loans, net	$3,297,034	$3,165,313	$3,077,200	$2,920,213

Financial liabilities:
Level 2 inputs
Deposits	$3,408,281	$3,422,723	$3,236,146	$3,238,857
Accrued interest payable	3,522	3,522	2,545	2,545
Note payable and line of credit	111,326	111,326	111,223	111,223
Derivative instrument liabilities	9,177	9,177	9,221	9,221
	$3,532,306	$3,546,748	$3,359,135	$3,361,846

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

12.
Significant Group Concentrations of Credit Risk

The Company’s principal business activities are with customers primarily located within Texas. Such customers are normally also depositors of the Company. In addition, the Company employs a national wholesale deposit strategy to attract and maintain large, relatively low-cost stable deposits through a number of core, fiduciary and institutional deposit programs.

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

At June 30, 2023 and December 31, 2022, the Company had federal funds sold aggregating approximately $23.2 million and $2.1 million, respectively, which represents concentrations of credit risk. The Company had uninsured deposits of approximately $1.0 billion and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively.

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

For the six months ended June 30, 2023 and 2022, Company contributions to the Merged Plan were approximately $742,000 and $723,000, respectively, and for the three months ended June 30, 2023 and 2022 Company contributions were approximately $410,000 and $392,000, respectively. Administrative expense related to the ESOP and the Plan for the same six month periods totaled approximately $34,000 and $24,000, respectively, and for the same three month periods totaled approximately $9,000 and $13,000, respectively. The costs were included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At June 30, 2023 and December 31, 2022, the aggregate amounts of loans to related parties were approximately $1.2 million and $1.5 million, respectively. During the six months ended June 30, 2023, loan originations to related parties totaled $275,000 and repayments from related party loans totaled $585,000. Related party unfunded commitments at June 30, 2023 and December 31, 2022 were approximately $687,000 and $587,000, respectively. Deposits account balances for related parties at June 30, 2023 and December 31, 2022, totaled approximately $19.0 million and $16.0 million, respectively.

15.
Shareholders’ Equity and Regulatory Matters

Amendment to Certificate of Formation

On May 25, 2023, the shareholders of the Company approved the amendment and restatement (the “Amendment”) of Article VI of the Company's first amended and restated certificate of formation to authorize a new class of non-voting common stock, par value $1.00 per share. Under the terms of the Amendment, the Company is authorized to issue 54,500,000 shares of capital stock, consisting of 50,000,000 shares of common stock, par value $1.00 per share, 3,500,000 shares of non-voting common stock, par value $1.00 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share. The shares of capital stock may be issued as authorized by the board of directors of the Company without the approval of its shareholders, except as otherwise provided by governing law, rule or regulation or as set forth in the certificate of formation, as amended. The Amendment became effective upon the filing of the Certificate of Amendment to the Certificate of Formation of the Company with the Secretary of State of the State of Texas on May 25, 2023.

Preferred Stock

On September 30, 2022, the Company adopted resolutions creating Series A Convertible Non-Cumulative Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Perpetual Preferred Stock, with 69,400 shares authorized for each series.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

On September 30, 2022, the Company completed a private placement of (i) 69,400 shares of Series A Preferred Stock, with a liquidation preference of $1,000 per share, and (ii) the Preferred Warrants at an exercise price equal to $22.50 per share, for aggregate gross proceeds of $69.4 million before deducting placement fees and offering expenses. Aggregate net proceeds were $66.2 million after deducting placement fees and offering expenses of $3.2 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2023, the Company and Bank and, as of December 31, 2022, the Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2023 and December 31, 2022. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since June 30, 2023, that management believes have changed the Bank’s category.

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

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC.
(Consolidated)
As of June 30, 2023:
Total capital (to risk weighted assets)	$495,926	12.31%	≥	$422,855	≥	10.50%		N/A		N/A
Tier I capital (to risk weighted assets)	$378,232	9.39%	≥	$342,312	≥	8.50%		N/A		N/A
Tier I capital (to average assets)	$378,232	10.17%	≥	$148,807	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$312,007	7.75%	≥	$281,904	≥	7.00%		N/A		N/A
THIRD COAST BANK, SSB
As of June 30, 2023:
Total capital (to risk weighted assets)	$522,418	12.99%	≥	$422,302	≥	10.50%	≥	$402,192	≥	10.00%
Tier I capital (to risk weighted assets)	$485,175	12.06%	≥	$341,864	≥	8.50%	≥	$321,754	≥	8.00%
Tier I capital (to average assets)	$485,175	13.06%	≥	$148,624	≥	4.00%	≥	$185,780	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$485,175	12.06%	≥	$281,535	≥	7.00%	≥	$261,425	≥	6.50%
As of December 31, 2022:
Total capital (to risk weighted assets)	$496,222	13.79%	≥	$377,782	≥	10.50%	≥	$359,793	≥	10.00%
Tier I capital (to risk weighted assets)	$465,871	12.95%	≥	$305,824	≥	8.50%	≥	$287,834	≥	8.00%
Tier I capital (to average assets)	$465,871	13.11%	≥	$142,188	≥	4.00%	≥	$177,734	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$465,871	12.95%	≥	$251,855	≥	7.00%	≥	$233,865	≥	6.50%

16.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted-average

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Net income	$8,891	$2,277	$18,134	$4,364
Less dividends declared, Series A Preferred Stock	1,184	—	2,355	—
Net income available to common shareholders	$7,707	$2,277	$15,779	$4,364
Weighted-average shares outstanding for basic earnings per common share	13,588,747	13,454,423	13,560,802	13,420,065
Dilutive effect of stock compensation and other dilutive securities	3,267,075	368,099	3,268,172	368,900
Weighted-average shares outstanding for diluted earnings per common share	16,855,822	13,822,522	16,828,974	13,788,965
Basic earnings per share	$0.57	$0.17	$1.16	$0.33
Diluted earnings per share	$0.53	$0.16	$1.08	$0.32

17.
Derivative Financial Instruments

Cash Flow Hedges

During March 2023 and as part of our hedging strategy, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility, which was scheduled to mature on March 31, 2028, was discontinued on May 26, 2023, and a gain of $5.0 million was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract.

During July 2022, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million on its floating rate deposits. The facility, which was designated as a cash flow hedge, was discontinued on August 24, 2022, and a gain on the terminated hedge of $3.0 million was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or July 9, 2027.

On February 18, 2021, a $100.0 million pay-fixed interest rate swap facility designated as a cash flow hedge was discontinued and a gain on the terminated hedge of $945,000 was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or September 4, 2025.

For the six months ended June 30, 2023 and 2022, approximately $769,000 and $103,000, respectively, was reclassified out of accumulated other comprehensive income (loss) and recognized as a reduction of interest expense on discontinued hedges. For the three months ended June 30, 2023 and 2022, approximately $563,000 and $52,000, respectively, was reclassified out of accumulated other comprehensive income (loss) and recognized as a reduction of interest expense.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2023, no such deterioration was determined by management.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

The Company also offers one-way interest rate swap products to its customers. Under this type of arrangement, the Company extends a conventional fixed-rate loan to the borrower and then subsequently hedges the interest rate risk of that loan by entering into a swap for its own balance sheet to convert the fixed-rate loan to a synthetic floating rate asset. These types of swaps lock in the Company's spread over its cost of funds for the life of the loan.

For some of its loan participation facilities, the Company enters into Risk Participation Agreements (“RPAs”) with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At June 30, 2023, the Company's derivative assets and liabilities totaled $9.4 million and $9.2 million, respectively. The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
June 30, 2023:
Fair value hedges:
Risk participation agreements purchased	$9,643	$—	$—	—	4.87%	1.7
Risk participation agreements sold	28,919	—	4	—	5.54%	3.7
Commercial loan one-way interest rate swaps	13,417	184	2	6.82%	—	3.0
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	156,577	—	9,171	—	4.84%	4.4
Financial institution counterparty	156,577	9,188	—	4.84%	—	4.4
Total fair value hedges	365,133	9,372	9,177
Total derivatives	$365,133	$9,372	$9,177

December 31, 2022:
Fair value hedges:
Risk participation agreements purchased	10,621	—	—	—	4.87	2.2
Risk participation agreements sold	29,360	—	8	—	5.54	4.2
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	147,560	—	9,213	—	4.77%	4.5
Financial institution counterparty	147,560	9,213	—	4.77%	—	4.5
Total fair value hedges	335,101	9,213	9,221
Total derivatives	$335,101	$9,213	$9,221

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible, Net

In 2020, the Company recorded goodwill and core deposit intangible of $18,033,880 and $1,615,002, respectively, relating to the Heritage Bancorp, Inc. acquisition.

Amortization expense of the core deposit intangible (“CDI”) was approximately $81,000 for each of the six months ended June 30, 2023 and 2022, and was approximately $40,000 for each of the three months ended June 30, 2023 and 2022. The remaining weighted average life is 6.5 years at June 30, 2023.

Scheduled amortization of CDI at June 30, 2023 are as follows:

(Dollars in thousands)	CDI Amortization
2023 (six months remaining)	$81
2024	162
2025	162
2026	162
2027	162
2028 and thereafter	321
$1,050

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate sixteen branches, with eight branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, four branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of June 30, 2023, we had, on a consolidated basis, total assets of $3.96 billion, total loans of $3.33 billion, total deposits of $3.41 billion and total shareholders’ equity of $395.9 million.

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

Recent Developments

Through our auto finance division, we offer recourse auto loans, nonrecourse auto loan and lease financing, and floor plan loans to dealerships. At June 30, 2023, our auto finance portfolio consisted of $44.1 million, or 1.3% of our loan portfolio, including $6.0 million in indirect auto loans included in the commercial and industrial category, $38.0 million in auto leases included in the other loans category, and $188,000 in consumer loans. As part of our business strategy, we intend to transition out of our auto finance division as the loans in this portfolio are paid off. We expect to achieve cost savings and allocate the corresponding capital to higher earning assets in connection with this transition.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Interest income	$62,713	$32,509	$30,204	92.9%	$120,092	$59,693	$60,399	101.2%
Interest expense	28,617	4,771	23,846	499.8%	53,166	6,745	46,421	688.2%
Net interest income	34,096	27,738	6,358	22.9%	66,926	52,948	13,978	26.4%
Provision for credit losses	1,400	3,350	(1,950)	(58.2)%	2,600	7,350	(4,750)	(64.6)%
Noninterest income	2,280	1,266	1,014	80.1%	4,182	2,932	1,250	42.6%
Noninterest expense	23,835	22,773	1,062	4.7%	45,879	42,954	2,925	6.8%
Income before income taxes	11,141	2,881	8,260	286.7%	22,629	5,576	17,053	305.8%
Income tax expense	2,250	604	1,646	272.5%	4,495	1,212	3,283	270.9%
Net income	$8,891	$2,277	$6,614	290.5%	$18,134	$4,364	$13,770	315.5%

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

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Net interest income increased $14.0 million, or 26.4%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from increased rates paid on interest-bearing deposits and FHLB advances, and interest related to the subordinated notes issued in March 2022. Average loans increased from $2.43 billion for the six months ended June 30, 2022 to $3.22 billion for the six months ended June 30, 2023, with the growth well diversified in real estate loans, commercial loans and other loans. The yield on loans for the six months ended June 30, 2023 was 7.10% compared to 4.81% for the six months ended June 30, 2022, primarily a result of the increases in the Prime Rate over the past twelve months. Interest expense related to interest bearing deposit accounts was $47.0 million and $5.3 million for six months ended June 30, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits increased from 0.55% for the six months ended June 30, 2022 to 3.66% for the six months ended June 30, 2023. Interest expense related to borrowings was $6.1 million for the six months ended June 30, 2023 compared to $1.5 million for the six months ended June 30, 2022. The increase was primarily due to the subordinated note offering on March 31, 2022 and the increase in rates paid on FHLB advances. For the six months ended June 30, 2023, net interest margin and net interest spread were 3.80% and 2.98%, respectively, compared to 3.90% and 3.73%, respectively, for the six months ended June 30, 2022.

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

	For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$193,674	$3,577	3.72%	$82,668	$1,170	2.85%
Loans, gross	3,217,070	113,206	7.10%	2,426,092	57,846	4.81%
Federal funds sold and other interest- earning assets	139,813	3,309	4.77%	227,388	677	0.60%
Total interest-earning assets	3,550,557	120,092	6.82%	2,736,148	59,693	4.40%
Less allowance for credit losses	(35,634)			(22,619)
Total interest-earning assets, net of allowance	3,514,923			2,713,529
Noninterest-earning assets	184,294			167,476
Total assets	$3,699,217			$2,881,005
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,588,616	$47,028	3.66%	$1,933,083	$5,287	0.55%
Note payable and line of credit	111,275	3,672	6.65%	42,866	1,231	5.79%
FHLB advances	94,544	2,466	5.26%	48,149	227	0.95%
Total interest-bearing liabilities	2,794,435	53,166	3.84%	2,024,098	6,745	0.67%
Noninterest-bearing deposits	474,115			536,958
Other liabilities	41,359			17,609
Total liabilities	3,309,909			2,578,665
Shareholders’ equity	389,308			302,340
Total liabilities and shareholders’ equity	$3,699,217			$2,881,005
Net interest income		$66,926			$52,948
Net interest spread(1)			2.98%			3.73%
Net interest margin(2)			3.80%			3.90%
(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $6.7 million and $7.6 million for the six months ended June 30, 2023 and 2022, respectively.

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

	For the Six Months Ended June 30, 2023 compared to 2022
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$1,571	$836	$2,407
Loans, gross	18,860	36,500	55,360
Federal funds sold and other interest-earning assets	(261)	2,893	2,632
Total increase in interest income	$20,170	$40,229	$60,399
Interest-bearing liabilities:
Interest-bearing deposits	$1,793	$39,948	$41,741
Note payable and line of credit	1,965	476	2,441
FHLB advances	219	2,020	2,239
Total increase in interest expense	$3,977	$42,444	$46,421
Increase (decrease) in net interest income	$16,193	$(2,215)	$13,978

Three months ended June 30, 2023 vs. Three months ended June 30, 2022

Net interest income increased $6.4 million, or 22.9%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022 primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from increased rates paid on interest-bearing deposits and FHLB advances. Average loans increased from $2.64 billion for the three months ended June 30, 2022 to $3.26 billion for the three months ended June 30, 2023, with the growth well diversified in real estate loans, commercial loans and other loans. The yield on loans for the three months ended June 30, 2023 was 7.29% compared to 4.73% for the three months ended June 30, 2022, primarily a result of the increases in the Prime Rate over the past twelve months. Interest expense related to interest bearing deposit accounts was $24.9 million and $3.4 million for three months ended June 30, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits increased from 0.62% for the three months ended June 30, 2022 to 3.87% for the three months ended June 30, 2023. Interest expense related to borrowings was $3.7 million for the three months ended June 30, 2023 compared to $1.3 million for the three months ended June 30, 2022, primarily due to the increase in rates paid on FHLB advances during the three months ended June 30, 2023. For the three months ended June 30, 2023, net interest margin and net interest spread were 3.82% and 2.96%, respectively, compared to 3.77% and 3.60%, respectively, for the three months ended June 30, 2022.

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

	For the Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$208,980	$2,029	3.89%	$112,793	$894	3.18%
Loans, gross	3,262,804	59,295	7.29%	2,641,330	31,164	4.73%
Federal funds sold and other interest earning assets	112,239	1,389	4.96%	200,801	451	0.90%
Total interest-earning assets	3,584,023	62,713	7.02%	2,954,924	32,509	4.41%
Less allowance for credit losses	(36,381)			(24,818)
Total interest-earning assets, net of allowance	3,547,642			2,930,106
Noninterest-earning assets	185,705			201,734
Total assets	$3,733,347			$3,131,840
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,581,560	$24,936	3.87%	$2,222,677	$3,443	0.62%
Note payable and line of credit	111,301	1,858	6.70%	83,390	1,208	5.81%
FHLB advances	135,826	1,823	5.38%	46,319	120	1.04%
Total interest-bearing liabilities	2,828,687	28,617	4.06%	2,352,386	4,771	0.81%
Noninterest-bearing deposits	470,564			453,936
Other liabilities	40,323			22,383
Total liabilities	3,339,574			2,828,705
Shareholders’ equity	393,773			303,135
Total liabilities and shareholders' equity	$3,733,347			$3,131,840
Net interest income		$34,096			$27,738
Net interest spread(1)			2.96%			3.60%
Net interest margin(2)			3.82%			3.77%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $3.6 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively.

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

	For the Three Months Ended June 30, 2023 compared to 2022
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$762	$373	$1,135
Loans, gross	7,333	20,798	28,131
Federal funds sold and other interest-earning assets	(199)	1,137	938
Total increase in interest income	$7,896	$22,308	$30,204
Interest-bearing liabilities:
Interest-bearing deposits	$556	$20,937	$21,493
Note payable and line of credit	404	246	650
FHLB advances	232	1,471	1,703
Total increase in interest expense	$1,192	$22,654	$23,846
Increase (decrease) in net interest income	$6,704	$(346)	$6,358

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

The provision for credit losses for the six months ended June 30, 2023 was $2.6 million compared to $7.4 million for the six months ended June 30, 2022. The provision for credit losses for the three months ended June 30, 2023 was $1.4 million compared to $3.4 million for the three months ended June 30, 2022. The provisions for each period related primarily to provisioning for new loans booked during the periods.

No provision for credit losses for securities or off-balance sheet credit exposure was recorded for the six months ended June 30, 2023. See the sections captioned “Allowance for Credit Losses” and “Securities" elsewhere in this discussion for additional information regarding the provision for credit losses related to loans, off-balance sheet credit exposure and securities, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, earnings from bank-owned life insurance, derivative fees, Small Business Investment Company income, and advisory fee income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Noninterest Income:
Service charges and fees	$720	$617	$103	16.7%	$1,499	$1,236	$263	21.3%
Gain on sale of investment securities available-for-sale	—	—	—	—	97	—	97	100.0%
Gain on sale of SBA loans	—	98	(98)	(100.0)%	—	98	(98)	(100.0)%
Earnings on bank-owned life insurance	526	248	278	112.1%	1,001	391	610	156.0%
Derivative fees	247	123	124	100.8%	246	829	(583)	(70.3)%
Other	787	180	607	337.2%	1,339	378	961	254.2%
Total noninterest income	$2,280	$1,266	$1,014	80.1%	$4,182	$2,932	$1,250	42.6%

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

The increase in noninterest income of $1.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to increases in earnings on bank-owned life insurance, Small Business Investment Company income, and advisory fee income offset by a decrease in derivative fee income.

Three months ended June 30, 2023 vs. Three months ended June 30, 2022

The increase in noninterest income of $1.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to increases in earnings on bank-owned life insurance and Small Business Investment Company income.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$15,033	$13,994	$1,039	7.4%	$28,745	$27,318	$1,427	5.2%
Net occupancy and equipment expenses	2,852	1,830	1,022	55.8%	5,485	3,703	1,782	48.1%
Other:
Legal and professional fees	1,547	2,001	(454)	(22.7)%	3,477	3,747	(270)	(7.2)%
Data processing and network expenses	1,261	932	329	35.3%	2,464	1,854	610	32.9%
Advertising and marketing	812	467	345	73.9%	1,498	894	604	67.6%
Regulatory assessments	458	956	(498)	(52.1)%	1,124	1,601	(477)	(29.8)%
Software purchases and maintenance	455	201	254	126.4%	807	399	408	102.3%
Telephone and communications	129	99	30	30.3%	268	199	69	34.7%
Loan operations	302	282	20	7.1%	267	560	(293)	(52.3)%
Loss on sale of other real estate owned	—	350	(350)	(100.0)%	—	350	(350)	(100.0)%
Other	986	1,661	(675)	(40.6)%	1,744	2,329	(585)	(25.1)%
Total noninterest expense	$23,835	$22,773	$1,062	4.7%	$45,879	$42,954	$2,925	6.8%
Six months ended June 30, 2023 vs. Six months ended June 30, 2022

The increase in noninterest expense of $2.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, and data processing and network expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $28.7 million for the six months ended June 30, 2023, an increase of $1.4 million, or 5.2%, compared to $27.3 million for the same period in 2022. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of June 30, 2023 and 2022, the number of employees was 377 and 353, respectively.

Net occupancy and equipment expenses were $5.5 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $2.4 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. In addition, the increase was also due to costs associated with four branches that opened in 2022 and additional lease space to accommodate the increase in employees.

Data processing and network expenses were $2.5 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to higher internet banking expenses related to a new digital banking platform, increased core data processing and ATM expenses due to growth, and increased network expenses related to new branches and administrative offices.

Three months ended June 30, 2023 vs. Three months ended June 30, 2022

The increase in noninterest expense of $1.1 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, and data processing and network expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $15.0 million for the three months ended June 30, 2023, an increase of $1.0 million, or 7.4%, compared to $14.0 million for the same period in 2022. The increase was due to our investment in additional personnel, which we expect will foster future growth and allow us to accommodate that growth. As of June 30, 2023 and 2022, the number of employees was 377 and 353, respectively.

Net occupancy and equipment expenses were $2.9 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $1.3 million and $881,000 for the three months ended June 30, 2023 and 2022, respectively. In addition, the increase was also due to costs associated with four branches that opened in 2022 and additional lease space to accommodate the increase in employees.

Data processing and network expenses were $1.3 million and $932,000 for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily due to higher internet banking expenses related to a new digital banking platform, increased core data processing and ATM expenses due to growth, and increased network expenses related to new branches and administrative offices.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Income tax expense	$2,250	$604	$4,495	$1,212
Effective tax rate	20.2%	21.0%	19.9%	21.7%

Financial Condition

Total assets were $3.96 billion as of June 30, 2023 compared to $3.77 billion as of December 31, 2022. The increase in total assets of $190.3 million was primarily due to organic loan growth and the purchase of investment securities, non-marketable equity securities, and BOLI during the six months ended June 30, 2023. The increases were funded by the growth in total deposits and a decrease in cash and cash equivalents.

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

As of June 30, 2023, total loans were $3.33 billion, an increase of $226.7 million, or 7.3%, compared to $3.11 billion as of December 31, 2022. The increase in loans was well diversified in real estate loans, commercial loans and other loans. Total loans as a percentage of deposits were 97.8% and 96.0% as of June 30, 2023 and December 31, 2022, respectively. Total loans as a percentage of assets were 84.1% and 82.4% as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$513,934	15.5%	$493,791	15.9%
Non-farm non-residential non-owner occupied	547,120	16.4%	506,012	16.3%
Residential	310,842	9.3%	308,775	9.9%
Construction, development and other	595,601	17.9%	567,851	18.3%
Farmland	24,219	0.7%	22,820	0.7%
Commercial and industrial	1,164,624	34.9%	1,058,910	34.1%
Consumer	2,891	0.1%	3,872	0.1%
Municipal and other	175,046	5.2%	145,520	4.7%
Total loans	$3,334,277	100.0%	$3,107,551	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $20.1 million, or 4.1%, to $513.9 million as of June 30, 2023 from $493.8 million as of December 31, 2022.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $41.1 million, or 8.1%, to $547.1 million as of June 30, 2023 from $506.0 million as of December 31, 2022.

The increases in commercial real estate loans were due to the addition of lenders in 2022 and increased productivity of existing lenders in response to market demand.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $2.1 million, or 0.7%, to $310.8 million as of June 30, 2023 from $308.8 million as of December 31, 2022.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $27.8 million, or 4.9%, to $595.6 million as of June 30, 2023 from $567.9 million as of December 31, 2022 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At June 30, 2023 and December 31, 2022, outstanding factored receivables were $34.5 million and $28.0 million, respectively.

Commercial and industrial loans increased $105.7 million, or 10.0%, to $1.16 billion as of June 30, 2023 from $1.06 billion as of December 31, 2022. The increase was primarily a result of increased productivity of existing lenders in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2023
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$23,463	$192,319	$214,468	$83,684	$513,934
Non-farm non-residential non-owner occupied	23,926	369,900	122,143	31,151	547,120
Residential	36,940	77,859	75,720	120,323	310,842
Construction, development and other	113,354	447,898	13,970	20,379	595,601
Farmland	2,706	14,934	6,021	558	24,219
Commercial and industrial	601,920	478,161	79,049	5,494	1,164,624
Consumer	809	1,735	347	—	2,891
Municipal and other	89,592	85,370	84	—	175,046
Total loans	$892,710	$1,668,176	$511,802	$261,589	$3,334,277
Amounts with fixed rates	$130,613	$471,394	$41,625	$91,013	$734,645
Amounts with floating rates	$762,097	$1,196,782	$470,177	$170,576	$2,599,632

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructure loans included in nonperforming assets as of June 30, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of June 30, 2023	As of December 31, 2022
Nonaccrual loans	$9,968	$10,963
Loans > 90 days and still accruing	—	518
Restructured loan—accruing	—	780
Total nonperforming loans	$9,968	$12,261
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$9,968	$12,261
Ratio of nonaccrual loans to total loans	0.30%	0.35%
Ratio of nonperforming loans to total loans	0.30%	0.39%
Ratio of nonperforming loans to total assets	0.25%	0.32%
Ratio of nonperforming assets to total assets	0.25%	0.32%
Ratio of nonperforming loans to total loans plus OREO	0.30%	0.39%
Ratio of allowance for credit losses to nonaccrual loans	373.63%	276.85%

We had $10.0 million in nonperforming assets as of June 30, 2023 compared to $12.3 million as of December 31, 2022. Included in nonperforming assets, nonperforming loans were $10.0 million and $12.3 million as of June 30, 2023 and December 31, 2022, respectively. The improvement in nonperforming assets was primarily attributable to the payoff of nonaccrual loans and loans greater than 90 days and still accruing in 2023 and recent change in accounting for troubled debt restructurings.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of June 30, 2023	As of December 31, 2022
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$832	$1,699
Non-farm non-residential non-owner occupied	1,417	296
Residential	494	513
Construction, development and other	36	45
Commercial and industrial	7,189	8,390
Consumer	—	20
Total nonaccrual loans	$9,968	$10,963

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	June 30, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$508,043	$1,527	$4,364	$—	$513,934
Non-farm non-residential non-owner occupied	540,344	217	6,559	—	547,120
Residential	309,678	—	1,164	—	310,842
Construction, development and other	591,873	3,692	36	—	595,601
Farmland	24,219	—	—	—	24,219
Commercial and industrial	1,132,107	23,526	8,936	55	1,164,624
Consumer	2,890	—	1	—	2,891
Municipal and other	175,046	—	—	—	175,046
Gross loans	$3,284,200	$28,962	$21,060	$55	$3,334,277

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	506,012
Residential	307,881	—	894	—	308,775
Construction, development and other	559,186	8,620	45	—	567,851
Farmland	22,820	—	—	—	22,820
Commercial and industrial	1,051,365	2,252	5,293	—	1,058,910
Consumer	3,852	—	20	—	3,872
Municipal and other	145,520	—	—	—	145,520
Gross loans	$3,077,244	$12,985	$17,322	$—	$3,107,551

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

As of June 30, 2023, the allowance for credit losses totaled $37.2 million, or 1.12% of total loans. As of December 31, 2022, the allowance for credit losses totaled $30.4 million, or 0.98% of total loans. The increase in our allowance for credit losses is primarily due to $4.0 million from the impact of ASC 326 adoption and the $2.6 million provision for credit losses recorded for the six months ended June 30, 2023.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$35,915	$23,312	$30,351	$19,295
Impact of ASC 326 adoption	—	—	4,000	—
Provision for credit losses	1,400	3,350	2,600	7,350
Charge-offs:
Commercial and Industrial	(181)	—	(301)	—
Consumer	2	—	(19)	—
Municipal and other	(2)	—	(2)	—
Total charge-offs	(181)	—	(322)	—
Recoveries:
Commercial and industrial	109	4	614	8
Consumer	—	—	—	13
Total recoveries	109	4	614	21
Net (charge-offs) recoveries	(72)	4	292	21
Allowance for credit losses at end of period	$37,243	$26,666	$37,243	$26,666
Ratio of net (charge-offs) recoveries to average loans(1)	(0.01)%	0.00%	0.02%	0.00%

(1)
Interim periods annualized.

During the three and six months ended June 30, 2023, the Company recorded net charge-offs of $72,000 and net recoveries of $292,000, respectively. During the three and six months ended June 30, 2022, net recoveries were $4,000 and $21,000, respectively.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$5,223	15.5%	$3,773	15.9%
Non-farm non-residential non-owner occupied	8,775	16.4%	5,741	16.3%
Residential	2,142	9.3%	1,064	9.9%
Construction, development and other	4,312	17.9%	3,053	18.3%
Farmland	97	0.7%	82	0.7%
Commercial and industrial	16,348	34.9%	16,269	34.1%
Consumer	10	0.1%	6	0.1%
Municipal and other	336	5.2%	363	4.7%
	$37,243	100.0%	$30,351	100.00%

Securities

Our investment portfolio consists of state and municipal securities, mortgage-backed securities, U. S. treasury bonds and corporate bonds classified as available-for-sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in shareholders’ equity.

Management assesses securities in its investment portfolio for impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of an investment may be impaired. In accordance with ASC 326, available-for-sale securities are evaluated as of each reporting date when the fair value is less than amortized cost, and credit losses are to be calculated individually using a discounted cash flow method through which management compares the present value of the expected cash flows with the amortized costs. An allowance for credit losses is established to reflect the credit loss component of the decline in fair value.

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of June 30, 2023.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Estimated Fair Value
Investment securities available-for-sale:
State and municipal securities	$420	$—	$1	$—	$419
Mortgage-backed securities and other agency obligations	22,407	—	1,094	—	21,313
U.S. Treasury bonds	100,228	—	1,040	—	99,188
Corporate bonds	80,774	148	7,375	—	73,547
	$203,829	$148	$9,510	$—	$194,467

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
State and municipal securities	$422	$—	$5	$417
Mortgage-backed securities	23,522	238	879	22,881
U.S. Treasury bonds	100,567	—	2,049	98,518
Corporate bonds	57,607	59	3,415	54,251
	$182,118	$297	$6,348	$176,067

As of June 30, 2023, the carrying amount of the security portfolio was $194.5 million compared to $176.1 million as of December 31, 2022, an increase of $18.4 million, or 10.5%. The increase relates to net purchases of $22.8 million in corporate bonds offset by paydowns of $1.1 million in mortgage-backed securities during the six months ended June 30, 2023. Investment securities represented 4.9% and 4.7% of total assets as of June 30, 2023 and December 31, 2022, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of June 30, 2023 and December 31, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2023, by contractual maturity, are shown below:

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due in one year or less	$100,648	$99,607
Due from one year to five years	8,347	8,396
Due from five years to ten years	67,366	60,537
Over ten years	5,061	4,614
	181,422	173,154
Mortgage-backed securities and other agency obligations	22,407	21,313
	$203,829	$194,467

The weighted average life of our investment portfolio was 2.76 years and 3.11 years as of June 30, 2023 and December 31, 2022, respectively.

Deposits

Total deposits as of June 30, 2023 were $3.41 billion, an increase of $172.1 million, or 5.3%, compared to $3.24 billion as of December 31, 2022. The increase was primarily due to growth in our national wholesale deposits through our core, fiduciary and institutional deposit programs, continued growth in our primary market areas, and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest-bearing deposits as of June 30, 2023 were $529.5 million, an increase of $43.4 million, or 8.9%, compared to $486.1 million as of December 31, 2022. Total interest-bearing account balances as of June 30, 2023 were $2.88 billion, an increase of $128.8 million, or 4.7%, from $2.75 billion as of December 31, 2022.

The components of deposits as of the dates shown below were as follows:

	As of June 30, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$2,351,717	81.7%	$2,498,325	90.8%
Savings	26,459	0.9%	35,677	1.3%
Time deposits $100,000 and over	485,578	16.9%	202,074	7.4%
Time deposits less than $100,000	15,053	0.5%	13,956	0.5%
Total interest-bearing deposits	$2,878,807	84.5%	$2,750,032	85.0%
Noninterest-bearing demand deposits	$529,474	15.5%	$486,114	15.0%
Total deposits	$3,408,281	100.0%	$3,236,146	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of June 30, 2023
Three months or less	$110,547
Over three months through six months	112,969
Over six months through twelve months	111,242
Over twelve months	67,014
$401,772

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Six Months Ended		Year Ended
	June 30, 2023		December 31, 2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$474,115	—	$313,972	—
Interest-bearing demand deposits	2,307,599	3.77%	2,103,071	1.36%
Savings	33,272	0.53%	36,166	0.29%
Time deposits	247,745	3.06%	237,842	0.82%
Total interest-bearing deposits	2,588,616	3.66%	2,377,079	1.29%
Total deposits	$3,062,731	3.10%	$2,691,051	1.14%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2023 was 15.5% and for the year ended December 31, 2022 was 11.7%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of June 30, 2023	As of December 31, 2022
FHLB advances	$—	$—
Line of Credit - Senior Debt	30,875	30,875
Note Payable - Subordinated Debt	80,451	80,348
Total borrowings	$111,326	$111,223

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of June 30, 2023 and December 31, 2022, borrowing capacity available under this arrangement was $425.7 million and $719.1 million, respectively. We had no FHLB advances outstanding at June 30, 2023 and December 31, 2022. Our cost of FHLB advances was 5.26% for the six months ended June 30, 2023 and 2.70% for the year ended December 31, 2022. In addition, letters of credit with the FHLB in the amount of $542.7 million and $290.3 million were outstanding at June 30, 2023 and December 31, 2022, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from July 2023 through July 2025.

Line of Credit - Senior Debt. On September 10, 2022, a $30.9 million revolving line of credit facility matured and was renewed and increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. Prior to maturity, the note bore interest at the Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date. Upon renewal, the note bears interest at the Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. At June 30, 2023, the outstanding balance was $30.9 million.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. As of June 30, 2023, the outstanding balance was $80.5 million, net of $1.8 million in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.65% and 5.79% for the six months ended June 30, 2023 and 2022, respectively.

Federal Reserve Borrower-in-Custody (BID) Loan Pledge Arrangement. During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of June 30, 2023, total borrowing capacity under this arrangement was $1.2 billion. There were no advances outstanding at June 30, 2023.

Federal Funds Lines of Credit. At June 30, 2023 and December 31, 2022, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $33.0 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at June 30, 2023 and December 31, 2022.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the six months ended June 30, 2023, liquidity needs were primarily met by core deposits, loan maturities, and amortizing loan portfolios. For the year ended December 31, 2022, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, borrowings and proceeds from issuance of stock.

At June 30, 2023, the Company had borrowing capacity available under FHLB advances of $425.7 million, line of credit - senior debt of $19.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.2 billion, and federal funds lines of credit of $33.0 million. At December 31, 2022, the Company had borrowing capacity under FHLB advances of $719.1 million, line of credit - senior debt of $19.1 million, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $3.70 billion for the six months ended June 30, 2023 and $3.20 billion for the year ended December 31, 2022.

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2023	2022
Sources of Funds:
Deposits:
Noninterest-bearing	12.8%	9.8%
Interest-bearing	70.0%	74.3%
FHLB advances	2.6%	2.5%
Note payable and line of credit	3.0%	2.4%
Other liabilities	1.1%	0.9%
Shareholders’ equity	10.5%	10.1%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	86.0%	83.4%
Securities	5.2%	3.9%
Federal funds sold and other interest-earning assets	3.8%	7.0%
Other noninterest-earning assets	5.0%	5.7%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	15.5%	11.7%
Average total loans to average deposits	105.0%	100.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of June 30, 2023, we had $1.26 billion in outstanding commitments to extend credit and $18.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $1.15 billion in outstanding commitments to extend credit and $21.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2023 and December 31, 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of June 30, 2023, we had cash and cash equivalents of $268.0 million, compared to $332.0 million as of December 31, 2022.

Capital Resources

Total shareholders’ equity increased to $395.9 million as of June 30, 2023, compared to $381.8 million as of December 31, 2022, an increase of $14.2 million, or 3.7%. This increase was primarily the result of the $18.1 million in net income for the six months ended June 30, 2023 offset by the $3.2 million, net of tax, allowance for credit loss adjustment from the adoption of ASC 326 and $2.4 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of June 30, 2023 and December 31, 2022, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

	Actual		Minimum Capital	Minimum Capital Requirement with	Minimum To Be
	June 30, 2023	December 31, 2022	Requirement	Capital Buffer	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	10.17%	N/A	4.00%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	7.75%	N/A	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.39%	N/A	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.31%	N/A	8.00%	10.50%	N/A
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	13.06%	13.11%	4.00%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.06%	12.95%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.06%	12.95%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	12.99%	13.79%	8.00%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

During March 2023 and as part of our hedging strategy, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility, which was scheduled to mature on March 31, 2028, was discontinued on May 26 2023, and a gain of $5.0 million was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract.

During July 2022, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million on its floating rate deposits. The facility, which was designated as a cash flow hedge, was discontinued on August 24, 2022, and a gain on the terminated hedge of $3.0 million was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or July 9, 2027.

On February 18, 2021, a $100.0 million pay-fixed interest rate swap facility designated as a cash flow hedge was discontinued and a gain on the terminated hedge of $945,000 was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract, or September 4, 2025.

For the six months ended June 30, 2023 and 2022, approximately $769,000 and $103,000, respectively, was reclassified out of accumulated other comprehensive income (loss) and recognized as a reduction of interest expense on discontinued hedges. For the three months ended June 30, 2023 and 2022, approximately $563,000 and 52,000, respectively, was reclassified out of accumulated other comprehensive income (loss) and recognized as a reduction of interest expense.

Fair Value Hedges

We also offer certain interest rate swap products directly to our qualified commercial banking customers. These financial instruments are not designated as hedging instruments. The interest rate swap derivative positions relate to transactions in which we enter into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. An interest rate swap transaction allows customers to effectively convert a variable rate loan to a fixed rate. In connection with each swap, we agree to pay interest on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2023, no such deterioration was determined by management.

We also offer one-way interest rate swap products to our customers. Under this type of arrangement, we extend a conventional fixed-rate loan to the borrower and then subsequently hedge the interest rate risk of that loan by entering into a swap for our own balance sheet to convert the fixed-rate loan to a synthetic floating rate asset. These types of swaps lock in the our spread over our cost of funds for the life of the loan.

For some of our loan participation facilities, we enter into RPAs with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At June 30, 2023, the Company's derivative assets and liabilities totaled $9.4 million and $9.2 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2023		As of December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	11.23%	8.58%	9.99%	11.90%
+ 200	7.46%	5.89%	6.64%	8.27%
+ 100	3.72%	3.07%	3.31%	4.31%
Base	—	—	—	—
–100	(4.38)%	(3.57)%	(3.32)%	(2.46)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company and the Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. The Bank’s level of uninsured customer deposits as a percentage of non-brokered deposits was 33.3% at June 30, 2023 and 36.7% at December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.5

Certificate of Amendment to Certificate of Formation of Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
4.2

Indenture, dated as of March 31, 2022, by and between Third Coast Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

4.3	Form of 5.500% Fixed-to-Floating Rate Subordinated Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).
10.1*†	Employment Agreement, dated as of April 20, 2023, by and between Bill Bobbora and Third Coast Bank, SSB.
10.2*†	Salary Continuation Agreement, dated as of April 20, 2023, by and between Third Coast Bank, SSB and Bill Bobbora.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Third Coast Bancshares, Inc.

Date: August 8, 2023	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: August 8, 2023	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer