Form 10-Q
period 2023-09-30
Third Coast Bancshares, Inc.
filed 2023-11-07
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 13,604,471 shares of common stock, par value $1.00 per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2023	2022
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$142,122	$329,864
Federal funds sold	144,408	2,150
Total cash and cash equivalents	286,530	332,014
Investment securities available-for-sale	201,035	176,067
Loans, net of allowance for credit losses of $38,067 and $30,351 at September 30, 2023 and December 31, 2022, respectively	3,521,886	3,077,200
Accrued interest receivable	22,821	18,340
Premises and equipment, net	29,010	28,662
Bank-owned life insurance	65,303	60,761
Non-marketable equity securities, at cost	15,799	14,618
Deferred tax asset, net	8,335	6,303
Derivative assets	10,889	9,213
Right-of-use asset - operating leases	21,192	17,872
Core Deposit Intangible, net	1,009	1,131
Goodwill	18,034	18,034
Other assets	13,949	12,933
Total assets	$4,215,792	$3,773,148
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$500,187	$486,114
Interest bearing	3,146,635	2,750,032
Total deposits	3,646,822	3,236,146
Accrued interest payable	4,318	2,545
Derivative liabilities	10,519	9,221
Lease liability - operating leases	21,958	18,209
Other liabilities	15,467	14,024
Line of credit - Senior Debt	35,875	30,875
Note payable - Subordinated Debt, net	80,502	80,348
Total liabilities	3,815,461	3,391,368
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at September 30, 2023 and December 31, 2022, respectively	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,678,673 and 13,610,198 issued; and 13,600,211 and 13,531,736 outstanding at September 30, 2023 and December 31, 2022, respectively	13,679	13,610
Common stock - non-voting, $1 par value; 3,500,000 and no shares authorized at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	319,134	318,033
Retained earnings	70,283	53,270
Accumulated other comprehensive loss	(1,735)	(2,103)
Treasury stock: at cost; 78,462 shares at September 30, 2023 and December 31, 2022, respectively	(1,099)	(1,099)
Total shareholders' equity	400,331	381,780
Total liabilities & shareholders' equity	$4,215,792	$3,773,148

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Interest income:
Loans, including fees	$65,380	$40,498	$178,586	$98,344
Investment securities available-for-sale	1,990	1,367	5,567	2,537
Federal funds sold and other	2,015	1,237	5,324	1,914
Total interest income	69,385	43,102	189,477	102,795
Interest expense:
Deposit accounts	30,345	9,727	77,373	15,014
FHLB advances and other borrowings	3,772	2,020	9,910	3,478
Total interest expense	34,117	11,747	87,283	18,492
Net interest income	35,268	31,355	102,194	84,303
Provision for credit losses	2,620	2,900	5,220	10,250
Net interest income after credit loss expense	32,648	28,455	96,974	74,053
Noninterest income:
Service charges and fees	884	772	2,383	2,008
Gain on sale of investment securities available-for-sale	364	—	461	—
Gain on sale of SBA loans	114	729	114	827
Earnings on bank-owned life insurance	541	424	1,542	815
Derivative fees	159	313	405	1,142
Other	(196)	300	1,143	678
Total noninterest income	1,866	2,538	6,048	5,470
Noninterest expense:
Salaries and employee benefits	17,353	14,719	46,098	42,037
Data processing and network expense	1,284	1,256	3,748	3,110
Occupancy and equipment expense	2,925	2,232	8,410	5,935
Legal and professional	2,001	1,353	5,478	5,100
Loan operations	272	284	539	844
Advertising and marketing	515	438	2,013	1,332
Telephone and communications	117	122	385	321
Software purchases and maintenance	729	318	1,536	717
Regulatory assessments	532	1,000	1,656	2,601
Loss on sale of other real estate owned	—	—	—	350
Other	1,777	1,006	3,521	3,335
Total noninterest expense	27,505	22,728	73,384	65,682
Net income before income tax expense	7,009	8,265	29,638	13,841
Income tax expense	1,431	1,495	5,926	2,707
Net income	5,578	6,770	23,712	11,134
Preferred stock dividends declared	1,184	—	3,539	—
Net income available to common shareholders	$4,394	$6,770	$20,173	$11,134
Earnings per common share:
Basic earnings per share	$0.32	$0.50	$1.49	$0.83
Diluted earnings per share	$0.32	$0.49	$1.41	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net Income	$5,578	$6,770	$23,712	$11,134
Other comprehensive income (loss):
Unrealized loss on securities:
Unrealized holding gain (loss) arising during the period	353	(2,799)	(2,861)	(6,084)
Reclassification for net gains realized through the sale of securities	(364)	—	(461)	—
Income tax benefit	3	588	698	1,278
Other comprehensive loss on securities	(8)	(2,211)	(2,624)	(4,806)
Unrealized gain (loss) on derivatives:
Gain on termination of derivative instruments	—	3,025	5,007	3,025
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(450)	(92)	(1,219)	(195)
Income tax benefit (expense)	94	(616)	(796)	(594)
Other comprehensive (loss) income on derivatives	(356)	2,317	2,992	2,236
Total other comprehensive (loss) income	(364)	106	368	(2,570)
Total comprehensive income	$5,214	$6,876	$24,080	$8,564

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2021	$—	$—	$13,482	$—	$249,202	$36,029	$1,393	$(1,099)	$299,007
Net income	—	—	—	—	—	11,134	—	—	11,134
Share-based compensation	—	—	—	—	982	—	—	—	982
Stock options exercised	—	—	47	—	625	—	—	—	672
Preferred stock issued, private placement	69	—	—	—	66,204	—	—	—	66,273
Issuance of common stock to ESOP	—	—	36	—	820	—	—	—	856
Restricted stock grants	—	—	35	—	(35)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,570)	—	(2,570)
Balance, September 30, 2022	$69	$—	$13,600	$—	$317,798	$47,163	$(1,177)	$(1,099)	$376,354

Balance, December 31, 2022	$69	$—	$13,610	$—	$318,033	$53,270	$(2,103)	$(1,099)	$381,780
Adoption of ASC 326, allowance for credit loss adjustment, net of tax	—	—	—	—	—	(3,160)	—	—	(3,160)
Net income	—	—	—	—	—	23,712	—	—	23,712
Share-based compensation	—	—	—	—	1,135	—	—	—	1,135
Warrants exercised	—	—	4	—	43	—	—	—	47
Stock options exercised	—	—	1	—	(1)	—	—	—	—
Restricted stock grants	—	—	76	—	(76)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(12)	—	—	—	—	—	(12)
Other comprehensive income, net of tax	—	—	—	—	—	—	368	—	368
Preferred dividends declared - Series A, $51.00 per share	—	—	—	—	—	(3,539)	—	—	(3,539)
Balance, September 30, 2023	$69	$—	$13,679	$—	$319,134	$70,283	$(1,735)	$(1,099)	$400,331

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, June 30, 2022	$—	$—	$13,543	$—	$250,413	$40,393	$(1,283)	$(1,099)	$301,967
Net income	—	—	—	—	—	6,770	—	—	6,770
Share-based compensation	—	—	—	—	373	—	—	—	373
Stock options exercised	—	—	39	—	517	—	—	—	556
Preferred stock issued, private placement	69	—	—	—	66,204	—	—	—	66,273
Issuance of common stock to ESOP	—	—	14	—	295	—	—	—	309
Restricted stock grants	—	—	4	—	(4)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	106	—	106
Balance, September 30, 2022	$69	$—	$13,600	$—	$317,798	$47,163	$(1,177)	$(1,099)	$376,354

Balance, June 30, 2023	$69	$—	$13,688	$—	$318,769	$65,889	$(1,371)	$(1,099)	$395,945
Net income	—	—	—	—	—	5,578	—	—	5,578
Share-based compensation	—	—	—	—	368	—	—	—	368
Stock options exercised	—	—	1	—	(1)	—	—	—	—
Restricted stock grants	—	—	2	—	(2)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(12)	—	—	—	—	—	(12)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(364)	—	(364)
Preferred dividends declared - Series A, $17.06 per share	—	—	—	—	—	(1,184)	—	—	(1,184)
Balance, September 30, 2023	$69	$—	$13,679	$—	$319,134	$70,283	$(1,735)	$(1,099)	$400,331

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$23,712	$11,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,220	10,250
Changes in deferred tax, net	(1,290)	(3,291)
Share-based compensation expense	1,135	982
Gain on sale of investment securities available-for-sale	(461)	—
Gain on sale of SBA loans	(114)	(827)
Loss on sale of other real estate owned	—	350
(Accretion) Amortization of premium on securities, net	(81)	265
Accretion of gain on terminated cash flow hedges	(1,219)	(195)
Accretion of SBA Paycheck Protection Program Fees	(24)	(1,984)
Amortization of subordinated debt origination costs	154	—
Depreciation, amortization and accretion	42	(686)
Earnings on bank-owned life insurance	(1,542)	(815)
Net change in operating leases	428	141
Net change in derivative assets and liabilities	(378)	6
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(5,496)	(6,592)
Accrued interest payable and other liabilities	1,458	6,876
Net cash provided by operating activities	21,544	15,614
Cash flows from investing activities:
Net purchase of non-marketable equity securities	(1,181)	(19,609)
Investment securities available-for-sale activity:
Purchases	(1,743,229)	(1,741,957)
Sales	13,129	—
Maturities, calls and principal paydowns	1,702,352	1,601,605
Proceeds from termination of derivative instruments	5,007	3,025
Net originations on loans held for investment	(449,250)	(899,236)
Net additions to bank premises and equipment	(3,015)	(8,189)
Proceeds from sales of foreclosed assets	—	1,326
Purchase of bank owned life insurance	(3,000)	(32,921)
Net cash used in investing activities	(479,187)	(1,095,956)
Cash flows from financing activities:
Net increase in deposits	410,676	843,294
Net repayment of FHLB Advances	—	(50,000)
Net proceeds from subordinated debt issuance	—	80,195
Proceeds from line of credit - senior debt	5,000	29,875
Net proceeds from issuance of preferred stock - private placement	—	66,273
Issuance of common stock to ESOP	—	856
Proceeds from stock warrants exercised	47	—
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(12)	—
Proceeds from stock options exercised	—	672
Dividends paid on Series A preferred stock	(3,552)	—
Net cash provided by financing activities	412,159	971,165
Change in cash and cash equivalents	(45,484)	(109,177)
Cash and cash equivalents at beginning of period	332,014	327,025
Cash and cash equivalents at end of period	$286,530	$217,848

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$85,510	$16,004
Cash paid for income taxes	$6,217	$5,250
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use lease assets obtained in exchange for operating lease liabilities	$4,902	$19,142
Adjustment to allowance for credit losses for adoption of ASC 326, net of tax	$3,160	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, SSB, a Texas state savings bank (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company,” “we,” “us” or “our”), provide general consumer and commercial banking services through 16 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Humble, Kingwood, Beaumont, Port Arthur, Houston-Galleria, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the full year ending December 31, 2023. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

September 30, 2023 and December 31, 2022

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Further information regarding our policies and methodology used to estimate the allowance for credit losses on available-for-sale securities is presented in Note 2 - Investment Securities Available-for-Sale.

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

Allowance for Credit Losses - Loans: The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 3 - Loans and Allowance for Credit Losses.

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

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. Operating and holding expenses of such properties, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred. At September 30, 2023 and December 31, 2022, the Company had no other real estate owned.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

Non-Marketable Securities

The Company has restricted non-marketable securities which represent investment in Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank (“FRB”) stock and Texas Independent Bank (“TIB”) stock. These investments are not readily marketable and are carried at cost, which approximates fair value. As a member of the FHLB, FRB and TIB systems, the Company is required to maintain minimum level of investments in stock, based on the level of borrowings and other factors. Both cash and stock dividends are reported as income.

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

For certain Fair Value Hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in noninterest income or expense in our consolidated statements of income. Fair Value Hedge instruments offered by the Company which are included in noninterest income or expense include pass-through interest rate swap products to qualified commercial banking customers. Under this type of contract, the Company enters into an interest rate swap contract with a customer, while at the same time entering into an offsetting interest rate swap contract with a financial institution counterparty. Changes in the fair value of the underlying derivatives are designed to offset each other so they would not significantly impact the Company's operating results.

The Company also enters into Risk Participation Agreements (“RPAs”) with other banks, primarily to share a portion of the risk of borrower default related to the interest rate swap on certain participated loans. Gains or losses on these types of derivatives are also included in noninterest income in our consolidated statements of income.

A one-way interest rate swap is another type of Fair Value Hedge instrument offered to our customers. Under this type of arrangement, the Company extends a conventional fixed-rate loan to the borrower and then subsequently hedges the interest rate risk of that loan by entering into a swap for its own balance sheet to convert the fixed-rate loan to a synthetic floating rate asset. These types of swaps lock in the Company's spread over its cost of funds for the life of the loan. The gain or loss on this type of derivative is included in interest income in our consolidated statements of income.

For a Cash Flow Hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Cash Flow Hedge instruments include pay-fixed interest rate swap agreements with a financial institution counterparty.

Net cash settlements on cash flow hedges are recorded in interest expense in the consolidated statements of income. Net cash settlements on one-way swap derivatives are recorded in interest income in the consolidated statements of income. Net cash settlements on pass-through interest rate swaps and RPAs are reported in noninterest income in the consolidated statements of income. Cash flows on hedges are classified in the cash flow statement the same as the items being hedged.

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

September 30, 2023 and December 31, 2022

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $2.0 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, and $515,000 and $438,000 for the three months ended September 30, 2023 and 2022. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

Basic and Diluted Earnings Per Common Share

Earnings per common share is computed in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed by using the net earnings allocated to common stock plus dividends on dilutive convertible preferred stock, divided by the sum of 1) the weighted-average number of shares determined for the basic earnings per common share computation, 2) the dilutive effect of stock compensation using the treasury stock method, and 3) the dilutive effect of convertible preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 16 – Earnings Per Common Share.

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

September 30, 2023 and December 31, 2022

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

The carrying amount of securities and their approximate fair values as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Securities available-for-sale:
Mortgage-backed securities and other agency obligations	$26,601	$—	$1,487	$—	$25,114
U.S. Treasury bonds	100,055	—	258	—	99,797
Corporate bonds	83,751	68	7,695	—	76,124
	$210,407	$68	$9,440	$—	$201,035

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
State and municipal securities	$422	$—	$5	$417
Mortgage-backed securities and other agency obligations	23,522	238	879	22,881
U.S. Treasury bonds	100,567	—	2,049	98,518
Corporate bonds	57,607	59	3,415	54,251
	$182,118	$297	$6,348	$176,067

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

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2023, by contractual maturity, are shown below.

	September 30, 2023
	Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$102,919	$102,666
Due from one year to five years	4,333	4,256
Due from five to ten years	71,495	64,484
Over ten years	5,059	4,515
	183,806	175,921
Mortgage-backed securities and other agency obligations	26,601	25,114
	$210,407	$201,035

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

The following table summarizes securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2023
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
Mortgage-backed securities and other agency obligations	$46	$1,441	$1,487	$25,114
U.S. Treasury bonds	—	258	258	99,797
Corporate bonds	2,604	5,091	7,695	72,130
	$2,650	$6,790	$9,440	$197,041

	December 31, 2022
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
State and municipal securities	$5	$—	$5	$417
Mortgage-backed securities and other agency obligations	879	—	879	18,376
U.S. Treasury bonds	2,049	—	2,049	98,518
Corporate bonds	3,415	—	3,415	50,413
	$6,348	$—	$6,348	$167,724

There were 42 investments in an unrealized loss position at September 30, 2023, and 35 investments in an unrealized loss position at December 31, 2022. As of September 30, 2023, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of September 30, 2023 and December 31, 2022.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Real estate loans:
Non-farm non-residential owner occupied	$517,917	$493,791
Non-farm non-residential non-owner occupied	566,973	506,012
Residential	326,354	308,775
Construction, development & other	655,822	567,851
Farmland	30,646	22,820
Commercial & industrial	1,288,320	1,058,910
Consumer	2,665	3,872
Municipal and other	171,256	145,520
	3,559,953	3,107,551
Allowance for credit losses	(38,067)	(30,351)
Loans, net	$3,521,886	$3,077,200

Total loans are presented net of unaccreted discounts and net deferred fees totaling $11.7 and $7.8 million at September 30, 2023 and December 31, 2022, respectively.

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

Non-accrual loans and accruing loans past due more than 90 days segregated by class of loans were as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$978	$—	$1,699	$157
Non-farm non-residential non-owner occupied	1,235	—	296	—
Residential	3,058	—	513	—
Construction, development & other	567	2,395	45	—
Commercial & industrial	8,125	47	8,390	361
Consumer	—	—	20	—
	$13,963	$2,442	$10,963	$518

As of September 30, 2023 and 2022, the amount of income that would have been accrued for loans on non-accrual was approximately $575,000 and $446,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

An age analysis of past due loans, segregated by class of loans, was as follows:

	September 30, 2023
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$265	$—	$978	$1,243	$516,674	$517,917
Non-farm non-residential non-owner occupied	2,949	—	1,235	4,184	562,789	566,973
Residential	—	—	3,058	3,058	323,296	326,354
Construction, development & other	136	—	2,962	3,098	652,724	655,822
Farmland	—	—	—	—	30,646	30,646
Commercial & industrial	7,237	502	8,172	15,911	1,272,409	1,288,320
Consumer	—	—	—	—	2,665	2,665
Municipal and other	110	—	—	110	171,146	171,256
	$10,697	$502	$16,405	$27,604	$3,532,349	$3,559,953

	December 31, 2022
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$2,996	$—	$1,856	$4,852	$488,939	$493,791
Non-farm non-residential non-owner occupied	132	—	296	428	505,584	506,012
Residential	2,356	—	513	2,869	305,906	308,775
Construction, development & other	130	—	45	175	567,676	567,851
Farmland	—	—	—	—	22,820	22,820
Commercial & industrial	791	613	8,751	10,155	1,048,755	1,058,910
Consumer	—	—	20	20	3,852	3,872
Municipal and other	162	—	—	162	145,358	145,520
	$6,567	$613	$11,481	$18,661	$3,088,890	$3,107,551

Restructured Loans and Loan Modifications

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

The table below presents the amortized cost basis of loans at period end that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented.

	September 30, 2023
	Loan modifications
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Principal Forgiveness	Adjusted interest rate	Payment deferral	Combined rate and payment deferral	Total Class of Financing Receivable
Commercial & industrial	3	$6,970	$—	$—	$63	$63	0.54%

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of September 30, 2023, there were no modified loans in the previous twelve-month period that were in default.

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

Interest payments received on impaired loans are recorded as interest income at December 31, 2022 unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $278,000 for the nine months ended September 30, 2022.

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

September 30, 2023 and December 31, 2022

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

The following tables summarize the Company’s internal ratings of its loans:

	September 30, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$509,652	$3,716	$4,549	$—	$517,917
Non-farm non-residential non-owner occupied	556,155	4,467	6,351	—	566,973
Residential	322,431	—	3,923	—	326,354
Construction, development & other	653,747	1,508	567	—	655,822
Farmland	30,646	—	—	—	30,646
Commercial & industrial	1,254,201	18,098	16,021	—	1,288,320
Consumer	2,665	—	—	—	2,665
Municipal and other	171,256	—	—	—	171,256
	$3,500,753	$27,789	$31,411	$—	$3,559,953

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	506,012
Residential	307,881	—	894	—	308,775
Construction, development & other	559,186	8,620	45	—	567,851
Farmland	22,820	—	—	—	22,820
Commercial & industrial	1,051,365	2,252	5,293	—	1,058,910
Consumer	3,852	—	20	—	3,872
Municipal and other	145,520	—	—	—	145,520
	$3,077,244	$12,985	$17,322	$—	$3,107,551

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

The following tables summarize the Company's loans by risk grades, loan class and vintage, at September 30, 2023 and December 31, 2022. Gross charge-offs by origination year and loan class are also presented for the nine months ended September 30, 2023 and the year ended December 31,2022.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
September 30, 2023:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$38,329	$181,644	$130,793	$72,305	$35,593	$43,355	$7,633	$509,652
Special Mention	355	2,366	995	—	—	—	—	3,716
Substandard	168	515	990	—	2,209	667	—	4,549
Total Non-Farm non-residential owner-occupied	$38,852	$184,525	$132,778	$72,305	$37,802	$44,022	$7,633	$517,917
Non-farm non-residential non-owner occupied
Pass	$71,725	$179,891	$217,068	$29,479	$18,902	$32,146	$6,944	$556,155
Special Mention	4,253	—	—	214	—	—	—	4,467
Substandard	—	88	—	—	5,116	1,147	—	6,351
Total Non-Farm non-residential non owner-occupied	$75,978	$179,979	$217,068	$29,693	$24,018	$33,293	$6,944	$566,973
Residential
Pass	$76,761	$113,609	$88,861	$20,850	$10,417	$9,385	$2,548	$322,431
Substandard	497	2,572	844	—	—	10	—	3,923
Total Residential	$77,258	$116,181	$89,705	$20,850	$10,417	$9,395	$2,548	$326,354
Construction, development & other
Pass	$131,415	$128,088	$37,884	$792	$91	$547	$354,930	$653,747
Special Mention	—	—	1,508	—	—	—	—	1,508
Substandard	564	—	—	—	—	3	—	567
Total Construction, development & other	$131,979	$128,088	$39,392	$792	$91	$550	$354,930	$655,822
Farmland
Pass	$10,401	$12,276	$2,106	$784	$3,656	$836	$587	$30,646
Total Farmland	$10,401	$12,276	$2,106	$784	$3,656	$836	$587	$30,646
Commercial & industrial
Pass	$188,870	$148,172	$83,656	$17,955	$15,746	$2,300	$797,502	$1,254,201
Special Mention	4,477	1,469	7,509	551	24	67	4,001	18,098
Substandard	483	2,613	5,509	1,285	1,704	42	4,385	16,021
Total Commercial & industrial	$193,830	$152,254	$96,674	$19,791	$17,474	$2,409	$805,888	$1,288,320
Current period gross charge-offs	$—	$—	$—	$(181)	$(28)	$(120)	$—	$(329)
Consumer
Pass	$1,015	$735	$170	$227	$139	$36	$343	$2,665
Total Consumer	$1,015	$735	$170	$227	$139	$36	$343	$2,665
Current period gross charge-offs	$—	$—	$—	$—	$—	$(19)	$—	$(19)
Municipal and other
Pass	$64,748	$17,026	$34,481	$4,611	$1,355	$84	$48,951	$171,256
Total Municipal and other	$64,748	$17,026	$34,481	$4,611	$1,355	$84	$48,951	$171,256
Current period gross charge-offs	$—	$—	$(2)	$(2)	$—	$—	$—	$(4)
Total Loans	$594,061	$791,064	$612,374	$149,053	$94,952	$90,625	$1,227,824	$3,559,953
Total Charge-Offs	$—	$—	$(2)	$(183)	$(28)	$(139)	$—	$(352)

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior Years	Cost Basis	Total
December 31, 2022:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$182,294	$125,782	$78,148	$43,076	$27,010	$27,060	$4,263	$487,633
Special Mention	—	1,885	—	—	—	—	—	1,885
Substandard	893	473	—	2,213	419	275	—	4,273
Total Non-Farm non-residential owner-occupied	$183,187	$128,140	$78,148	$45,289	$27,429	$27,335	$4,263	$493,791
Non-farm non-residential non-owner occupied
Pass	$188,662	$197,972	$39,065	$21,051	$20,850	$21,410	$9,977	$498,987
Special Mention	—	—	228	—	—	—	—	228
Substandard	192	104	—	5,200	—	1,301	—	6,797
Total Non-Farm non-residential non owner-occupied	$188,854	$198,076	$39,293	$26,251	$20,850	$22,711	$9,977	$506,012
Residential
Pass	$121,652	$130,924	$23,149	$13,534	$6,115	$8,950	$3,557	$307,881
Substandard	—	878	—	—	—	16	—	894
Total Residential	$121,652	$131,802	$23,149	$13,534	$6,115	$8,966	$3,557	$308,775
Construction, development & other
Pass	$113,261	$110,572	$1,236	$291	$70	$629	$333,127	$559,186
Special Mention	—	8,620	—	—	—	—	—	8,620
Substandard	40	—	—	—	—	5	—	45
Total Construction, development & other	$113,301	$119,192	$1,236	$291	$70	$634	$333,127	$567,851
Farmland
Pass	$12,671	$2,736	$1,233	$3,820	$1,216	$553	$591	$22,820
Total Farmland	$12,671	$2,736	$1,233	$3,820	$1,216	$553	$591	$22,820
Commercial & industrial
Pass	$402,799	$177,599	$34,531	$20,509	$4,929	$1,394	$409,604	$1,051,365
Special Mention	1,329	700	132	—	—	91	—	2,252
Substandard	495	1,779	1,142	1,733	120	24	—	5,293
Total Commercial & industrial	$404,623	$180,078	$35,805	$22,242	$5,049	$1,509	$409,604	$1,058,910
Current period gross charge-offs	$—	$—	$—	$—	$—	$(462)	$(752)	$(1,214)
Consumer
Pass	$1,550	$1,224	$338	$199	$25	$93	$423	$3,852
Substandard	—	—	—	—	—	20	—	20
Total Consumer	$1,550	$1,224	$338	$199	$25	$113	$423	$3,872
Municipal and other
Pass	$75,817	$25,703	$7,542	$2,841	$412	$—	$33,205	$145,520
Total Municipal and other	$75,817	$25,703	$7,542	$2,841	$412	$—	$33,205	$145,520
Current period gross charge-offs	$—	$(18)	$—	$—	$—	$—	$—	$(18)
Total Loans	$1,101,655	$786,951	$186,744	$114,467	$61,166	$61,821	$794,747	$3,107,551
Total Charge-Offs	$—	$(18)	$—	$—	$—	$(462)	$(752)	$(1,232)
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

September 30, 2023 and December 31, 2022

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

We have elected to use the discounted cash flow (“DCF”) method for estimating accumulated credit losses for all loans except for consumer loans and leases. The DCF method allows for an effective incorporation of reasonable and supportable forecasts that can be applied in a consistent and objective manner. The method also aligns well with other calculations outside the accumulated credit loss estimations which mitigate model risk in other areas such as fair value or exit price notion calculations, interest rate risk calculations, profitability analysis, asset-liability management, and other forms of cash flow analysis. We have elected to use the weighted-average remaining maturity (“WARM”) method for consumer loans and leases. The long-term average loss rate is calculated and applied on a quarterly basis for the remaining life of the pool. Adjustments for economic expectations are made in the qualitative portion of the calculation. The long-term average loss rate is derived using peer data derived from the call report.

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factors (“Q-Factor”) and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.

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

September 30, 2023 and December 31, 2022

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

The following table presents details of the allowance for credit losses on loans by portfolio segment as of September 30, 2023.

(Dollars in thousands)	Non-Farm Non-Residential Owner Occupied	Non-Farm Non-Residential Non-Owner Occupied	Residential	Construction, Development & Other	Farmland	Commercial & Industrial	Consumer	Municipal and Other	Total
Modeled expected credit losses	$3,379	$7,124	$1,576	$2,540	$71	$6,048	$4	$477	$21,219
Q-Factor and other qualitative adjustments	1,437	1,654	489	1,488	41	6,860	3	268	12,240
Specific allocations	38	635	—	155	—	3,780	—	—	4,608
	$4,854	$9,413	$2,065	$4,183	$112	$16,688	$7	$745	$38,067

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at September 30, 2023 and December 31, 2022.

The following tables detail the activity in the allowance for credit losses by portfolio segment:

	For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Beginning balance	CECL Adoption Adjustment	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,773	$1,324	$(243)	$—	$—	$4,854
Non-farm non-residential non-owner occupied	5,741	2,610	1,062	—	—	9,413
Residential	1,064	996	5	—	—	2,065
Construction, development & other	3,053	1,608	(478)	—	—	4,183
Farmland	82	12	18	—	—	112
Commercial & industrial	16,269	(2,903)	3,031	(329)	620	16,688
Consumer	6	4	16	(19)	—	7
Municipal and other	363	349	37	(4)	—	745
	$30,351	$4,000	$3,448	$(352)	$620	$38,067

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

	For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Beginning balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,456	$749	$—	$—	$4,205
Non-farm non-residential non-owner occupied	5,935	(252)	—	—	5,683
Residential	957	(39)	—	—	918
Construction, development & other	2,064	526	—	—	2,590
Farmland	45	36	—	—	81
Commercial & industrial	6,500	9,316	(461)	12	15,367
Consumer	6	(14)	—	13	5
Municipal and other	332	(72)	—	—	260
	$19,295	$10,250	$(461)	$25	$29,109

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Beginning balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$5,223	$(369)	$—	$—	$4,854
Non-farm non-residential non-owner occupied	8,775	638	—	—	9,413
Residential	2,142	(77)	—	—	2,065
Construction, development & other	4,312	(129)	—	—	4,183
Farmland	97	15	—	—	112
Commercial & industrial	15,722	988	(28)	6	16,688
Consumer	10	(3)	—	—	7
Municipal and other	962	(215)	(2)	—	745
	$37,243	$848	$(30)	$6	$38,067

	For the Three Months Ended September 30, 2022
(Dollars in thousands)	Beginning balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$4,052	$153	$—	$—	$4,205
Non-farm non-residential non-owner occupied	5,286	397	—	—	5,683
Residential	827	91	—	—	918
Construction, development & other	2,263	327	—	—	2,590
Farmland	69	12	—	—	81
Commercial & industrial	13,854	1,970	(461)	4	15,367
Consumer	4	1	—	—	5
Municipal and other	311	(51)	—	—	260
	$26,666	$2,900	$(461)	$4	$29,109

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

The following tables summarize the allocation of the allowance for credit losses, by portfolio segment, for loans evaluated both individually and collectively for expected credit losses:

	September 30, 2023
	Period end amounts of ACL allocated to loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$38	$4,816	$4,854
Non-farm non-residential non-owner occupied	635	8,778	9,413
Residential	—	2,065	2,065
Construction, development & other	155	4,028	4,183
Farmland	—	112	112
Commercial & industrial	3,780	12,908	16,688
Consumer	—	7	7
Municipal and other	—	745	745
	$4,608	$33,459	$38,067

	December 31, 2022
	Period end amounts of ACL allocated to loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,773	$3,773
Non-farm non-residential non-owner occupied	—	5,741	5,741
Residential	—	1,064	1,064
Construction, development & other	—	3,053	3,053
Farmland	—	82	82
Commercial & industrial	1,600	14,669	16,269
Consumer	—	6	6
Municipal and other	—	363	363
	$1,600	$28,751	$30,351

The Company’s recorded investment in loans related to the balance in the allowance for credit losses on the basis of the Company’s expected credit loss methodology is as follows:

	September 30, 2023
	Loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$810	$517,107	$517,917
Non-farm non-residential non-owner occupied	1,403	565,570	566,973
Residential	3,058	323,296	326,354
Construction, development & other	567	655,255	655,822
Farmland	—	30,646	30,646
Commercial & industrial	9,518	1,278,802	1,288,320
Consumer	—	2,665	2,665
Municipal and other	—	171,256	171,256
	$15,356	$3,544,597	$3,559,953

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

	December 31, 2022
	Loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,699	$492,092	$493,791
Non-farm non-residential non-owner occupied	5,496	500,516	506,012
Residential	513	308,262	308,775
Construction, development & other	40	567,811	567,851
Farmland	—	22,820	22,820
Commercial & industrial	11,947	1,046,963	1,058,910
Consumer	20	3,852	3,872
Municipal and other	—	145,520	145,520
	$19,715	$3,087,836	$3,107,551

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	September 30, 2023	December 31, 2022
Building and building improvements	30 years or 3 - 10 years	$13,682	$13,605
Land		3,894	3,894
Equipment	3 - 5 years	6,085	5,757
Leasehold improvements	3 - 10 years	12,245	9,761
Furniture and fixtures	3 - 5 years	4,578	4,170
Construction in process		1,615	1,964
		42,099	39,151
Accumulated depreciation		(13,089)	(10,489)
		$29,010	$28,662

Depreciation expense for the nine months ended September 30, 2023 and 2022, amounted to approximately $2.7 million and $1.8 million, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Transaction accounts:
Noninterest bearing demand accounts	$500,187	$486,114
Interest bearing demand accounts	2,517,556	2,498,325
Savings	25,637	35,677
Total transaction accounts	3,043,380	3,020,116
Time deposits	603,442	216,030
	$3,646,822	$3,236,146

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $481.1 million and $135.5 million as of September 30, 2023 and December 31, 2022, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

Scheduled maturities of time deposits at September 30, 2023 are as follows:

(Dollars in thousands)
2023 (three months remaining)	$221,845
2024	302,581
2025	44,442
2026	31,497
2027	1,145
2028 and thereafter	1,932
$603,442

At September 30, 2023 and December 31, 2022, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $248,000 and $31,000, respectively.

Deposits for related parties at September 30, 2023 and December 31, 2022, totaled approximately $18.8 million and $16.0 million, respectively.

6.
Income Taxes

During the nine months ended September 30, 2023 and 2022, the Company recorded income tax provision expense of $5.9 million and $2.7 million, respectively, reflecting an effective tax rate of 20.0% and 19.6%, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded income tax provision expense of $1.4 million and $1.5 million, respectively, reflecting an effective tax rate of 20.4% and 18.1%, respectively.

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of September 30, 2023 and December 31, 2022, borrowing capacity available under this arrangement was $369.2 million and $719.1 million, respectively. The Company had no FHLB advances outstanding at September 30, 2023 and December 31, 2022. Letters of credit with the FHLB in the amount of $627.6 million were issued at September 30, 2023. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from October 2023 through July 2025.

Line of Credit - Senior Debt

On September 10, 2022, a $30.9 million revolving line of credit facility matured and was renewed and increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. Prior to maturity, the note bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date. Upon renewal, the note bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. At September 30, 2023 and December 31, 2022, the outstanding balance was $35.9 million and $30.9 million, respectively.

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

September 30, 2023 and December 31, 2022

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At September 30, 2023, the Company had $82.3 million in outstanding principal and $1.8 million in unamortized debt issuance costs. At December 31, 2022, the Company had $82.3 million in outstanding principal and $1.9 million in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BID) Loan Pledge Arrangement

During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of September 30, 2023, total borrowing capacity under this arrangement was $1.2 billion. The Company had no advances outstanding under these lines as of September 30, 2023.

Federal Funds Lines of Credit

At September 30, 2023 and December 31, 2022, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $33.0 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at September 30, 2023 and December 31, 2022.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

Contractual Maturities of Borrowings

Contractual maturities of borrowings at September 30, 2023 were as follows:

(Dollars in thousands)	Senior Debt Borrowings	Subordinated Debt Borrowings
2023 (three months remaining)	$—	$—
2024	35,875	—
2025	—	—
2026	—	—
2027	—	—
2028 and thereafter	—	80,502
	$35,875	$80,502

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At September 30, 2023, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At September 30, 2023, there were 68,313 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At September 30, 2023, there were 8,000 shares remaining available for grant for future awards under the Director Plan.

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At September 30, 2023, there were 3,331 shares remaining available for grant for future awards.

Stock Options

During the nine months ended September 30, 2023, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the nine months ended September 30, 2023 were granted with an exercise price ranging from $13.95 to $20.17. Options granted during the nine months ended September 30, 2022 were granted with an exercise price ranging from $18.20 to $25.76.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the nine months ended September 30, 2023: risk-free interest rate ranging from 3.42% to 4.26%, dividend yield of 0.00%; estimated volatility ranging from 17.81% to 21.75%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the nine months ended September 30, 2022: risk-free interest rate ranging from 1.45% to 3.34%, dividend yield of 0.00%; estimated volatility ranging from 10.00% to 38.00%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the nine months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense of $335,000 and $518,000, respectively, associated with stock options. As of September 30, 2023, there was approximately $1.6 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for the nine months ended September 30, 2023 and 2022 is presented below:

	September 30, 2023		September 30, 2022
(Dollars in thousands, except share and per share data)	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,203,928	$18.05	1,220,428	$17.83
Granted during the period	33,500	17.51	109,000	22.00
Forfeited during the period	(90,731)	20.98	(83,617)	21.15
Exercised during the period	(674)	15.17	(47,333)	14.38
Outstanding at the end of period	1,146,023	$17.80	1,198,478	$18.12
Options exercisable at end of period	668,453	$16.17	497,808	$15.12
Weighted-average grant date fair value of options granted during the period		$5.45		$7.06

A summary of weighted average remaining life is presented below:

(Dollars in thousands, except share and per share data)	September 30, 2023			September 30, 2022
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	146,553	1.20	146,553	146,553	2.21	146,553
$13.00 - $16.99	436,620	5.69	345,750	439,175	6.74	273,105
$17.00 - $26.99	562,850	7.90	176,150	612,750	8.91	78,150
	1,146,023	6.20	668,453	1,198,478	7.29	497,808

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $1.3 million and $1.3 million, respectively, at September 30, 2023. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $1.3 million and $1.2 million, respectively, at September 30, 2022.

The intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was approximately $1,000 and $236,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

A summary of the activity in the Company’s nonvested shares is as follows:

	September 30, 2023		September 30, 2022
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	676,270	$3.82	858,670	$3.15
Granted during the period	33,500	5.45	109,000	7.06
Vested during the period	(160,700)	3.24	(189,300)	3.01
Forfeited during the period	(71,500)	3.60	(77,700)	3.53
Nonvested at end of period	477,570	$3.91	700,670	$3.75

Warrants

The Company had fully vested stock warrants issued in connection with the organization of the Company during 2013, which were exercisable over a ten-year period to purchase one share of common stock for each warrant held. As of September 30, 2023, all stock warrants issued in connection with the organization of the Company were exercised prior to their expiration date of July 1, 2023.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 6.01 years as of September 30, 2023.

A summary of the Company’s stock warrant activity is presented below:

	September 30, 2023		September 30, 2022
(Dollars in thousands, except share and per share data)	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	179,285	$22.23	4,285	$11.00
Granted during the period	—	—	175,000	22.50
Exercised during the period	(4,285)	11.00	—	—
Expired or forfeited during the period	—	—	—	—
Outstanding at end of period	175,000	$22.50	179,285	$22.23
Exercisable at end of period	175,000	$22.50	179,285	$22.23

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

A summary of the activity for non-vested RSAs for the nine months ended September 30, 2023 and 2022 is presented below:

	September 30, 2023		September 30, 2022
(Dollars in thousands, except share and per share data)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	76,094	$22.35	49,750	$24.00
Granted during the period	75,956	16.18	44,514	22.86
Vested during the period	(9,584)	22.76	—	—
Forfeited during the period	(11,807)	20.28	(9,500)	24.67
Nonvested at the end of period	130,659	$18.84	84,764	$23.33

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized share-based compensation expense associated with RSAs of approximately $800,000 and $464,000 during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was approximately $1.6 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over the remaining vesting periods.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in other assets and other liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of September 30, 2023, the Company's operating lease ROU asset and operating lease liability totaled $21.2 million and $22.0 million, respectively.

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

As of September 30, 2023, the weighted-average discount rate for the Company's operating leases was 4.50%. The Company's lease terms range from five months to one hundred forty-four months. The weighted-average remaining term of the leases was 8.93 years.

Lease costs for each of the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$1,119	$754	$3,162	$1,893
Short-term lease cost	28	145	131	467
Total lease cost	$1,147	$899	$3,293	$2,360

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2028 and thereafter is presented below:

(Dollars in thousands)	September 30, 2023
2023 (three months remaining)	$755
2024	3,186
2025	3,234
2026	3,304
2027	3,353
2028 and thereafter	15,020
Total undiscounted lease liability	28,852
Less: Discount on cash flows	(4,756)
Lease signed, but not yet commenced	(2,138)
Total operating lease liability	$21,958

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$1,362,211	$1,148,012
Standby letters of credit	18,044	21,728
Total	$1,380,255	$1,169,740

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

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above, less those obligations which the Company has the unconditional right to cancel. No allowance is recognized if the issuer has an unconditional right to cancel the obligation. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. At September 30, 2023, the allowance for credit losses related to off-balance sheet exposures was $1.8 million.

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
•
Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds and mortgage-backed securities.
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

There were no transfers between levels during the nine month period ended September 30, 2023 or during the year ended December 31, 2022.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At September 30, 2023:
Securities available-for-sale:
State and municipal securities	$—	$—	$—	$—
Mortgage-backed securities and other agency obligations	—	25,114	—	25,114
U.S. Treasury bonds	—	99,797	—	99,797
Corporate bonds	—	76,124	—	76,124
Total investment securities available-for-sale	$—	$201,035	$—	$201,035
Derivative assets:
Pass-through interest rate swaps	$—	$10,517	$—	$10,517
Pay-fixed interest rate swaps	—	372	—	372
Total derivative assets	$—	$10,889	$—	$10,889
Derivative liabilities:
Pass-through interest rate swaps	$—	$10,517	$—	$10,517
Risk participation agreements	—	2	—	2
Pay-fixed interest rate swaps	—	—	—	—
Total derivative liabilities	$—	$10,519	$—	$10,519

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2022:
Securities available-for-sale:
State and municipal securities	$—	$417	$—	$417
Mortgage-backed securities and other agency obligations	—	22,881	—	22,881
U.S. Treasury bonds	—	98,518	—	98,518
Corporate bonds	—	54,251	—	54,251
Total investment securities available-for-sale	$—	$176,067	$—	$176,067
Derivative assets:
Interest rate swaps	$—	$9,213	$—	$9,213
Total derivative assets	$—	$9,213	$—	$9,213
Derivative liabilities:
Interest rate swaps	$—	$9,213	$—	$9,213
Risk participation agreements	—	8	—	8
Total derivative liabilities	$—	$9,221	$—	$9,221

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2023 and December 31, 2022:

Loans Evaluated Individually for Expected Credit Losses. At September 30, 2023, collateral dependent loans with carrying values of $15.4 million were reduced by specific valuation allowances totaling $4.6 million resulting in a net fair value of $10.8 million based on Level 3 inputs. The collateral on these loans primarily consists of commercial real estate, equipment and accounts receivables. At December 31, 2022, impaired loans with carrying values of $19.7 million were reduced by specific valuation allowances totaling $1.6 million resulting in a net fair value of $18.1 million based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The Company did not have any foreclosed assets for fair value measurement as of September 30, 2023 or December 31, 2022.

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

September 30, 2023 and December 31, 2022

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$286,530	$286,530	$332,014	$332,014
Investment securities available-for-sale	201,035	201,035	176,067	176,067
Non-marketable securities	15,799	15,799	14,618	14,618
Accrued interest receivable	22,821	22,821	18,340	18,340
Bank-owned life insurance	65,303	65,303	60,761	60,761
Derivative assets	10,889	10,889	9,213	9,213
	$602,377	$602,377	$611,013	$611,013
Level 3 inputs
Loans, net	$3,521,886	$3,393,088	$3,077,200	$2,920,213

Financial liabilities:
Level 2 inputs
Deposits	$3,646,822	$3,670,186	$3,236,146	$3,238,857
Accrued interest payable	4,318	4,318	2,545	2,545
Note payable and line of credit	116,377	116,377	111,223	111,223
Derivative liabilities	10,519	10,519	9,221	9,221
	$3,778,036	$3,801,400	$3,359,135	$3,361,846

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

At September 30, 2023 and December 31, 2022, the Company had federal funds sold aggregating approximately $144.4 million and $2.1 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $69.4 million and $279.1 million, respectively, at September 30, 2023 and December 31, 2022. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

For each of the nine months ended September 30, 2023 and 2022, Company contributions to the Merged Plan were approximately $1.1 million, and for the three months ended September 30, 2023 and 2022 Company contributions were approximately $401,000 and $330,000, respectively. Administrative expense related to the ESOP and the Plan for the same nine month periods totaled approximately

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

$43,000 and $50,000, respectively, and for the same three month periods totaled approximately $9,000 and $26,000, respectively. The costs were included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At September 30, 2023 and December 31, 2022, the aggregate amounts of loans to related parties were approximately $1.2 million and $1.5 million, respectively. During the nine months ended September 30, 2023, loan originations to related parties totaled $375,000 and repayments from related party loans totaled $672,000. Related party unfunded commitments at September 30, 2023 and December 31, 2022 were approximately $587,000 and $587,000, respectively. Deposits account balances for related parties at September 30, 2023 and December 31, 2022, totaled approximately $18.8 million and $16.0 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2023, the Company and Bank and, as of December 31, 2022, the Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

well capitalized as of September 30, 2023 and December 31, 2022. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since September 30, 2023 that management believes have changed the Bank’s category.

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

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC.
(Consolidated)
As of September 30, 2023:
Total capital (to risk weighted assets)	$503,365	12.72%	≥	$415,502	≥	10.50%		N/A		N/A
Tier I capital (to risk weighted assets)	$383,024	9.68%	≥	$336,358	≥	8.50%		N/A		N/A
Tier I capital (to average assets)	$383,024	9.79%	≥	$156,448	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$316,799	8.01%	≥	$277,001	≥	7.00%		N/A		N/A
THIRD COAST BANK, SSB
As of September 30, 2023:
Total capital (to risk weighted assets)	$532,757	13.49%	≥	$414,823	≥	10.50%	≥	$395,070	≥	10.00%
Tier I capital (to risk weighted assets)	$492,918	12.48%	≥	$335,809	≥	8.50%	≥	$316,056	≥	8.00%
Tier I capital (to average assets)	$492,918	12.62%	≥	$156,224	≥	4.00%	≥	$195,280	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$492,918	12.48%	≥	$276,549	≥	7.00%	≥	$256,795	≥	6.50%
As of December 31, 2022:
Total capital (to risk weighted assets)	$496,222	13.79%	≥	$377,782	≥	10.50%	≥	$359,793	≥	10.00%
Tier I capital (to risk weighted assets)	$465,871	12.95%	≥	$305,824	≥	8.50%	≥	$287,834	≥	8.00%
Tier I capital (to average assets)	$465,871	13.11%	≥	$142,188	≥	4.00%	≥	$177,734	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$465,871	12.95%	≥	$251,855	≥	7.00%	≥	$233,865	≥	6.50%

16.
Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed by using the net earnings allocated to common stock plus dividends on dilutive convertible preferred stock, divided by the sum of 1) the weighted-average number of shares determined for the basic earnings per common share computation, 2) the dilutive effect of stock compensation using the treasury stock method, and 3) the dilutive effect of convertible preferred stock using the if-converted method. For the three months ended September 30, 2023, the dilutive effects of convertible preferred stock were excluded from diluted earnings per share due to their anti-dilutive effects on the computation.

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Net income	$5,578	$6,770	$23,712	$11,134
Less dividends declared, Series A Preferred Stock	1,184	—	3,539	—
Net income available to common shareholders	$4,394	$6,770	$20,173	$11,134
Weighted-average shares outstanding for basic earnings per common share	13,608,718	13,490,680	13,576,949	13,443,862
Dilutive effect of stock compensation and other dilutive securities	264,469	188,282	3,295,086	308,694
Weighted-average shares outstanding for diluted earnings per common share	13,873,187	13,678,962	16,872,035	13,752,556
Basic earnings per share	$0.32	$0.50	$1.49	$0.83
Diluted earnings per share	$0.32	$0.49	$1.41	$0.81

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

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

For the nine months ended September 30, 2023 and 2022, approximately $1.2 million and $195,000, respectively, was reclassified out of accumulated other comprehensive income (loss) and recognized as a reduction of interest expense on discontinued hedges. For the three months ended September 30, 2023 and 2022, approximately $450,000 and $92,000, respectively, was reclassified out of accumulated other comprehensive income (loss) and recognized as a reduction of interest expense.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2023, no such deterioration was determined by management.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At September 30, 2023, the Company's derivative assets and liabilities totaled $10.9 million and $10.5 million, respectively. The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2023 and December 31, 2022.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
September 30, 2023:
Fair value hedges:
Risk participation agreements purchased	$9,363	$—	$—	—	4.87%	1.4
Risk participation agreements sold	42,994	—	2	—	5.21%	3.9
Commercial loan one-way interest rate swaps	31,503	372	—	7.12%	—	2.9
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	166,077	—	10,517	—	5.27%	4.1
Financial institution counterparty	166,077	10,517	—	5.27%	—	4.1
Total fair value hedges	416,014	10,889	10,519
Total derivatives	$416,014	$10,889	$10,519

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2022:
Fair value hedges:
Risk participation agreements purchased	10,621	—	—	—	4.87	2.2
Risk participation agreements sold	29,360	—	8	—	5.54	4.2
Commercial loan one-way interest rate swaps	—	—	—	—	—	—
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	147,560	—	9,213	—	4.77%	4.5
Financial institution counterparty	147,560	9,213	—	4.77%	—	4.5
Total fair value hedges	335,101	9,213	9,221
Total derivatives	$335,101	$9,213	$9,221

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible, Net

In 2020, the Company recorded goodwill and core deposit intangible of $18.0 million and $1.6 million, respectively, relating to the Heritage Bancorp, Inc. acquisition.

Amortization expense of the core deposit intangible (“CDI”) was approximately $121,000 for each of the nine months ended September 30, 2023 and 2022, and was approximately $40,000 for each of the three months ended September 30, 2023 and 2022. The remaining weighted average life is 6.3 years at September 30, 2023.

Scheduled amortization of CDI at September 30, 2023 are as follows:

(Dollars in thousands)	CDI Amortization
2023 (three months remaining)	$40
2024	162
2025	162
2026	162
2027	162
2028 and thereafter	321
$1,009

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2023 and December 31, 2022

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate sixteen branches, with eight branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, four branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of September 30, 2023, we had, on a consolidated basis, total assets of $4.22 billion, total loans of $3.56 billion, total deposits of $3.65 billion and total shareholders’ equity of $400.3 million.

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

Conversion to State Bank

On October 26, 2023, the Bank was notified that the Federal Reserve Bank of Dallas granted approval of our application to convert to a state bank under the name of Third Coast Bank. The approval is subject to our obtaining necessary approval from the Texas Department of Banking and clearance from the Texas Department of Savings and Mortgage Lending.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Interest income	$69,385	$43,102	$26,283	61.0%	$189,477	$102,795	$86,682	84.3%
Interest expense	34,117	11,747	22,370	190.4%	87,283	18,492	68,791	372.0%
Net interest income	35,268	31,355	3,913	12.5%	102,194	84,303	17,891	21.2%
Provision for credit losses	2,620	2,900	(280)	(9.7)%	5,220	10,250	(5,030)	(49.1)%
Noninterest income	1,866	2,538	(672)	(26.5)%	6,048	5,470	578	10.6%
Noninterest expense	27,505	22,728	4,777	21.0%	73,384	65,682	7,702	11.7%
Income before income taxes	7,009	8,265	(1,256)	(15.2)%	29,638	13,841	15,797	114.1%
Income tax expense	1,431	1,495	(64)	(4.3)%	5,926	2,707	3,219	118.9%
Net income	$5,578	$6,770	$(1,192)	(17.6)%	$23,712	$11,134	$12,578	113.0%

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

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Net interest income increased $17.9 million, or 21.2%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from increased rates paid on interest-bearing deposits and FHLB advances along with interest related to the subordinated notes issued in March 2022. Average loans increased from $2.58 billion for the nine months ended September 30, 2022 to $3.29 billion for the nine months ended September 30, 2023, with the growth well diversified in real estate loans and commercial loans. The yield on loans for the nine months ended September 30, 2023 was 7.26% compared to 5.10% for the nine months ended September 30, 2022, primarily a result of the increases in the Prime Rate over the past twelve months. Interest expense related to interest bearing deposit accounts was $77.4 million and $15.0 million for nine months ended September 30, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits increased from 0.88% for the nine months ended September 30, 2022 to 3.91% for the nine months ended September 30, 2023. Interest expense related to borrowings was $9.9 million for the nine months ended September 30, 2023 compared to $3.5 million for the nine months ended September 30, 2022. The increase was primarily due to the subordinated note offering on March 31, 2022, $5.0 million increase in senior debt in the third quarter of 2023, and increases in FHLB advances and rates paid on the advances. For the nine months ended September 30, 2023, net interest margin and net interest spread were 3.77% and 2.91%, respectively, compared to 3.85% and 3.66%, respectively, for the nine months ended September 30, 2022.

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

	For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$195,234	$5,567	3.81%	$115,705	$2,537	2.93%
Loans, gross	3,287,053	178,586	7.26%	2,577,324	98,344	5.10%
Federal funds sold and other interest- earning assets	142,224	5,324	5.00%	236,552	1,914	1.08%
Total interest-earning assets	3,624,511	189,477	6.99%	2,929,581	102,795	4.69%
Less allowance for credit losses	(36,236)			(24,265)
Total interest-earning assets, net of allowance	3,588,275			2,905,316
Noninterest-earning assets	186,443			169,473
Total assets	$3,774,718			$3,074,789
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,645,127	$77,373	3.91%	$2,279,048	$15,014	0.88%
Note payable and line of credit	111,777	5,592	6.69%	65,898	2,848	5.78%
FHLB advances	106,353	4,318	5.43%	52,202	630	1.61%
Total interest-bearing liabilities	2,863,257	87,283	4.08%	2,397,148	18,492	1.03%
Noninterest-bearing deposits	473,834			351,002
Other liabilities	44,025			22,361
Total liabilities	3,381,116			2,770,511
Shareholders’ equity	393,602			304,278
Total liabilities and shareholders’ equity	$3,774,718			$3,074,789
Net interest income		$102,194			$84,303
Net interest spread(1)			2.91%			3.66%
Net interest margin(2)			3.77%			3.85%
(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $10.9 million and $11.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	For the Nine Months Ended September 30, 2023 compared to 2022
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$1,744	$1,286	$3,030
Loans, gross	27,081	53,161	80,242
Federal funds sold and other interest-earning assets	(763)	4,173	3,410
Total increase in interest income	$28,062	$58,620	$86,682
Interest-bearing liabilities:
Interest-bearing deposits	$2,412	$59,947	$62,359
Note payable and line of credit	1,983	761	2,744
FHLB advances	654	3,034	3,688
Total increase in interest expense	$5,049	$63,742	$68,791
Increase (decrease) in net interest income	$23,013	$(5,122)	$17,891

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

Net interest income increased $3.9 million, or 12.5%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from increased rates paid on interest-bearing deposits and FHLB advances. Average loans increased from $2.87 billion for the three months ended September 30, 2022 to $3.42 billion for the three months ended September 30, 2023, with the growth well diversified in real estate loans and commercial loans. The yield on loans for the three months ended September 30, 2023 was 7.57% compared to 5.59% for the three months ended September 30, 2022, primarily a result of the increases in the Prime Rate over the past twelve months. Interest expense related to interest bearing deposit accounts was $30.3 million and $9.7 million for three months ended September 30, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits increased from 1.58% for the three months ended September 30, 2022 to 4.37% for the three months ended September 30, 2023. Interest expense related to borrowings was $3.8 million for the three months ended September 30, 2023 compared to $2.0 million for the three months ended September 30, 2022, primarily due to the increase in FHLB advances and the rates paid on advances during the three months ended September 30, 2023. For the three months ended September 30, 2023, net interest margin and net interest spread were 3.71% and 2.79%, respectively, compared to 3.77% and 3.40%, respectively, for the three months ended September 30, 2022.

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

	For the Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$198,305	$1,990	3.98%	$180,701	$1,367	3.00%
Loans, gross	3,424,738	65,380	7.57%	2,874,857	40,498	5.59%
Federal funds sold and other interest earning assets	146,965	2,015	5.44%	243,471	1,237	2.02%
Total interest-earning assets	3,770,008	69,385	7.30%	3,299,029	43,102	5.18%
Less allowance for credit losses	(37,421)			(27,504)
Total interest-earning assets, net of allowance	3,732,587			3,271,525
Noninterest-earning assets	190,670			184,514
Total assets	$3,923,257			$3,456,039
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,756,305	$30,345	4.37%	$2,446,443	$9,727	1.58%
Note payable and line of credit	112,765	1,919	6.75%	111,213	1,617	5.77%
FHLB advances	129,585	1,853	5.67%	60,176	403	2.66%
Total interest-bearing liabilities	2,998,655	34,117	4.51%	2,617,832	11,747	1.78%
Noninterest-bearing deposits	473,282			498,408
Other liabilities	49,271			31,707
Total liabilities	3,521,208			3,147,947
Shareholders’ equity	402,049			308,092
Total liabilities and shareholders' equity	$3,923,257			$3,456,039
Net interest income		$35,268			$31,355
Net interest spread(1)			2.79%			3.40%
Net interest margin(2)			3.71%			3.77%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $4.1 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively.

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

	For the Three Months Ended September 30, 2023 compared to 2022
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$133	$490	$623
Loans, gross	7,746	17,136	24,882
Federal funds sold and other interest-earning assets	(490)	1,268	778
Total increase in interest income	$7,389	$18,894	$26,283
Interest-bearing liabilities:
Interest-bearing deposits	$1,232	$19,386	$20,618
Note payable and line of credit	23	279	302
FHLB advances	465	985	1,450
Total increase in interest expense	$1,720	$20,650	$22,370
Increase (decrease) in net interest income	$5,669	$(1,756)	$3,913

Provision for Credit Losses

Provision for credit losses is determined by management as the amount to be added to the allowance for credit losses accounts for various types of financial instruments, including loans, securities and off-balance sheet credit exposures, to bring the allowances to a level which, in management's best estimate, is necessary to absorb expected credit losses over the lives of the respective financial instruments. Prior to the January 1, 2023 adoption of ASC 326, the provision for credit losses was an expense we used to maintain an allowance for credit losses for loans at a level which was deemed appropriate by management to absorb inherent losses on existing loans.

The provision for credit losses for the nine months ended September 30, 2023 was $5.2 million compared to $10.3 million for the nine months ended September 30, 2022. The provision for credit losses for the three months ended September 30, 2023 was $2.6 million compared to $2.9 million for the three months ended September 30, 2022. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the three months ended or nine months ended September 30, 2023.

See the sections captioned “Allowance for Credit Losses” and “Securities” elsewhere in this discussion for additional information regarding the provision for credit losses related to loans, off-balance sheet credit exposures and securities.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, earnings from bank-owned life insurance, derivative fees, Small Business Investment Company income, and advisory fee income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Noninterest Income:
Service charges and fees	$884	$772	$112	14.5%	$2,383	$2,008	$375	18.7%
Gain on sale of investment securities available-for-sale	364	—	364	100.0%	461	—	461	100.0%
Gain on sale of SBA loans	114	729	(615)	(84.4)%	114	827	(713)	(86.2)%
Earnings on bank-owned life insurance	541	424	117	27.6%	1,542	815	727	89.2%
Derivative fees	159	313	(154)	(49.2)%	405	1,142	(737)	(64.5)%
Other	(196)	300	(496)	(165.3)%	1,143	678	465	68.6%
Total noninterest income	$1,866	$2,538	$(672)	(26.5)%	$6,048	$5,470	$578	10.6%

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

The increase in noninterest income of $578,000 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to increases in earnings on bank-owned life insurance, service charges and fees, Small Business Investment Company income, and advisory fee income offset by decreases in derivative fee income and gains on the sale of

SBA loans. In addition, the Company recognized $461,000 in gains on the sales of investment securities during the nine months ended September 30, 2023.

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

The decrease in noninterest income of $672,000 for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to decreases in gains on sale of SBA loans, Small Business Investment Company income, and derivative fee income offset by an increase in earnings on bank-owned life insurance and gains recorded on the sale of investment securities.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$17,353	$14,719	$2,634	17.9%	$46,098	$42,037	$4,061	9.7%
Net occupancy and equipment expenses	2,925	2,232	693	31.0%	8,410	5,935	2,475	41.7%
Other:
Legal and professional fees	2,001	1,353	648	47.9%	5,478	5,100	378	7.4%
Data processing and network expenses	1,284	1,256	28	2.2%	3,748	3,110	638	20.5%
Advertising and marketing	515	438	77	17.6%	2,013	1,332	681	51.1%
Regulatory assessments	532	1,000	(468)	(46.8)%	1,656	2,601	(945)	(36.3)%
Software purchases and maintenance	729	318	411	129.2%	1,536	717	819	114.2%
Loan operations	272	284	(12)	(4.2)%	539	844	(305)	(36.1)%
Telephone and communications	117	122	(5)	(4.1)%	385	321	64	19.9%
Loss on sale of other real estate owned	—	—	—	—	—	350	(350)	(100.0)%
Other	1,777	1,006	771	76.6%	3,521	3,335	186	5.6%
Total noninterest expense	$27,505	$22,728	$4,777	21.0%	$73,384	$65,682	$7,702	11.7%

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

The increase in noninterest expense of $7.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to increases in salaries and employee benefits expense and net occupancy and equipment expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $46.1 million for the nine months ended September 30, 2023, an increase of $4.1 million, or 9.7%, compared to $42.0 million for the same period in 2022. The increase was due to our investment in additional personnel, annual wage increases, and severance costs related to workforce reductions in the third quarter of 2023. For the nine months ended September 30, 2023, the average number of employees was 371 compared to an average number of employees of 348 for the nine months ended September 30, 2022.

Net occupancy and equipment expenses were $8.4 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $3.7 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was also due to costs associated with branches that opened in the second and fourth quarter of 2022 and additional lease space at several of our locations.

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

The increase in noninterest expense of $4.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, legal and professional fees, and other noninterest expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $17.4 million for the three months ended September 30, 2023, an increase of $2.6 million, or 17.9%, compared to $14.7 million for the same period in 2022. The increase was due to our investment in additional personnel, annual wage increases, and severance costs related to workforce reductions in the third quarter of 2023. For the three months ended September 30, 2023, the average number of employees was 373 compared to an average number of employees of 361 for the three months ended September 30, 2022.

Net occupancy and equipment expenses were $2.9 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $1.3 million and $948,000 for the three months ended September 30, 2023 and 2022, respectively. The increase was also due to costs associated with branches that opened in the second and fourth quarter of 2022 and additional lease space at several of our locations.

Legal and professional fees were $2.0 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily due to increased audit and accounting fees related to the Company's growth and increased legal fees related to corporate business, loan collections and new products.

Other noninterest expenses were $1.8 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. The Company incurred $400,000 in ACH and check fraud losses in the third quarter of 2023. In addition, the Company incurred additional expenses related to insurance costs, employee award program costs, and board of director related expenses.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Income tax expense	$1,431	$1,495	$5,926	$2,707
Effective tax rate	20.4%	18.1%	20.0%	19.6%

Financial Condition

Total assets were $4.22 billion as of September 30, 2023 compared to $3.77 billion as of December 31, 2022. The increase in total assets of $442.6 million was primarily due to organic loan growth and the purchase of investment securities and BOLI during the nine months ended September 30, 2023. The increases were funded by the growth in total deposits, the increase in senior debt, and a decrease in cash and cash equivalents.

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

As of September 30, 2023, total loans were $3.56 billion, an increase of $452.4 million, or 14.6%, compared to $3.11 billion as of December 31, 2022. The increase in loans was well diversified in real estate loans and commercial loans. Total loans as a percentage of deposits were 97.6% and 96.0% as of September 30, 2023 and December 31, 2022, respectively. Total loans as a percentage of assets were 84.4% and 82.4% as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$517,917	14.5%	$493,791	15.9%
Non-farm non-residential non-owner occupied	566,973	15.9%	506,012	16.3%
Residential	326,354	9.2%	308,775	9.9%
Construction, development and other	655,822	18.4%	567,851	18.3%
Farmland	30,646	0.9%	22,820	0.7%
Commercial and industrial	1,288,320	36.2%	1,058,910	34.1%
Consumer	2,665	0.1%	3,872	0.1%
Municipal and other	171,256	4.8%	145,520	4.7%
Total loans	$3,559,953	100.0%	$3,107,551	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $24.1 million, or 4.9%, to $517.9 million as of September 30, 2023 from $493.8 million as of December 31, 2022.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $61.0 million, or 12.0%, to $567.0 million as of September 30, 2023 from $506.0 million as of December 31, 2022.

The increases in commercial real estate loans were due to the addition of lenders and increased productivity in response to market demand.

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $17.6 million, or 5.7%, to $326.4 million as of September 30, 2023 from $308.8 million as of December 31, 2022.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $88.0 million, or 15.5%, to $655.8 million as of September 30, 2023 from $567.9 million as of December 31, 2022 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At September 30, 2023 and December 31, 2022, outstanding factored receivables were $34.0 million and $28.0 million, respectively.

Commercial and industrial loans increased $229.4 million, or 21.7%, to $1.29 billion as of September 30, 2023 from $1.06 billion as of December 31, 2022. The increase was primarily a result of increased productivity of existing lenders in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2023
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$23,597	$202,997	$213,121	$78,202	$517,917
Non-farm non-residential non-owner occupied	36,786	380,433	118,817	30,937	566,973
Residential	35,510	80,323	76,289	134,232	326,354
Construction, development and other	109,432	510,470	13,980	21,940	655,822
Farmland	2,435	22,334	5,330	547	30,646
Commercial and industrial	734,080	467,521	81,940	4,779	1,288,320
Consumer	554	1,765	346	—	2,665
Municipal and other	74,802	96,390	64	—	171,256
Total loans	$1,017,196	$1,762,233	$509,887	$270,637	$3,559,953
Amounts with fixed rates	$127,443	$596,875	$45,777	$110,445	$880,540
Amounts with floating rates	$889,753	$1,165,358	$464,110	$160,192	$2,679,413
Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructure loans included in nonperforming assets as of September 30, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of September 30, 2023	As of December 31, 2022
Nonaccrual loans	$13,963	$10,963
Loans > 90 days and still accruing	2,442	518
Restructured loan—accruing	—	780
Total nonperforming loans	$16,405	$12,261
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$16,405	$12,261
Ratio of nonaccrual loans to total loans	0.39%	0.35%
Ratio of nonperforming loans to total loans	0.46%	0.39%
Ratio of nonperforming loans to total assets	0.39%	0.32%
Ratio of nonperforming assets to total assets	0.39%	0.32%
Ratio of nonperforming loans to total loans plus OREO	0.46%	0.39%
Ratio of allowance for credit losses to nonaccrual loans	272.63%	276.85%

We had $16.4 million in nonperforming assets as of September 30, 2023 compared to $12.3 million as of December 31, 2022. Included in nonperforming assets, nonperforming loans were $16.4 million and $12.3 million as of September 30, 2023 and December 31, 2022, respectively. The increase in non-performing loans was primarily due to the placement of a $2.3 million loan on nonaccrual and a $2.0 million loan that is over 90 days matured and still accruing. Both of these loans are well secured, and no losses are anticipated. In October 2023, the $2.0 million loan was renewed and is current. The remaining loans placed on nonaccrual this quarter consist of two relationships totaling $2.0 million, and minimal losses are expected as these loans are worked out. The remaining loans that are over 90 days past due at quarter end are well secured and in the process of renewal.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of September 30, 2023	As of December 31, 2022
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$978	$1,699
Non-farm non-residential non-owner occupied	1,235	296
Residential	3,058	513
Construction, development and other	567	45
Commercial and industrial	8,125	8,390
Consumer	—	20
Total nonaccrual loans	$13,963	$10,963

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	September 30, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$509,652	$3,716	$4,549	$—	$517,917
Non-farm non-residential non-owner occupied	556,155	4,467	6,351	—	566,973
Residential	322,431	—	3,923	—	326,354
Construction, development and other	653,747	1,508	567	—	655,822
Farmland	30,646	—	—	—	30,646
Commercial and industrial	1,254,201	18,098	16,021	—	1,288,320
Consumer	2,665	—	—	—	2,665
Municipal and other	171,256	—	—	—	171,256
Gross loans	$3,500,753	$27,789	$31,411	$—	$3,559,953

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	506,012
Residential	307,881	—	894	—	308,775
Construction, development and other	559,186	8,620	45	—	567,851
Farmland	22,820	—	—	—	22,820
Commercial and industrial	1,051,365	2,252	5,293	—	1,058,910
Consumer	3,852	—	20	—	3,872
Municipal and other	145,520	—	—	—	145,520
Gross loans	$3,077,244	$12,985	$17,322	$—	$3,107,551

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

As of September 30, 2023, the allowance for credit losses totaled $38.1 million, or 1.07% of total loans. As of December 31, 2022, the allowance for credit losses totaled $30.4 million, or 0.98% of total loans. The increase in our allowance for credit losses is primarily due to $4.0 million from the impact of ASC 326 adoption and the $3.4 million provision for credit losses on loans recorded for the nine months ended September 30, 2023.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$37,243	$26,666	$30,351	$19,295
Impact of ASC 326 adoption	—	—	4,000	—
Provision for credit losses on loans	848	2,900	3,448	10,250
Charge-offs:
Commercial and Industrial	(28)	(461)	(329)	(461)
Consumer	—	—	(19)	—
Municipal and other	(2)	—	(4)	—
Total charge-offs	(30)	(461)	(352)	(461)
Recoveries:
Commercial and industrial	6	4	620	12
Consumer	—	—	—	13
Total recoveries	6	4	620	25
Net (charge-offs) recoveries	(24)	(457)	268	(436)
Allowance for credit losses at end of period	$38,067	$29,109	$38,067	$29,109
Ratio of net (charge-offs) recoveries to average loans(1)	(0.00)%	(0.06)%	0.01%	(0.02)%

(1)
Interim periods annualized.

During the three and nine months ended September 30, 2023, the Company recorded net charge-offs of $24,000 and net recoveries of $268,000, respectively. During the three and nine months ended September 30, 2022, net charge-offs were $457,000 and $436,000, respectively.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$4,854	14.5%	$3,773	15.9%
Non-farm non-residential non-owner occupied	9,413	15.9%	5,741	16.3%
Residential	2,065	9.2%	1,064	9.9%
Construction, development and other	4,183	18.4%	3,053	18.3%
Farmland	112	0.9%	82	0.7%
Commercial and industrial	16,688	36.2%	16,269	34.1%
Consumer	7	0.1%	6	0.1%
Municipal and other	745	4.8%	363	4.7%
	$38,067	100.0%	$30,351	100.00%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of September 30, 2023.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Estimated Fair Value
Investment securities available-for-sale:
Mortgage-backed securities and other agency obligations	$26,601	$—	$1,487	$—	$25,114
U.S. Treasury bonds	100,055	—	258	—	99,797
Corporate bonds	83,751	68	7,695	—	76,124
	$210,407	$68	$9,440	$—	$201,035

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
State and municipal securities	$422	$—	$5	$417
Mortgage-backed securities	23,522	238	879	22,881
U.S. Treasury bonds	100,567	—	2,049	98,518
Corporate bonds	57,607	59	3,415	54,251
	$182,118	$297	$6,348	$176,067

As of September 30, 2023, the carrying amount of the security portfolio was $201.0 million compared to $176.1 million as of December 31, 2022, an increase of $25.0 million, or 14.2%. The increase relates to net purchases of $30.1 million in corporate bonds, agencies, and municipal securities offset by paydowns of $1.9 million in mortgage-backed securities during the nine months ended September 30, 2023. Investment securities represented 4.8% and 4.7% of total assets as of September 30, 2023 and December 31, 2022, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of September 30, 2023 and December 31, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The contractual maturities of the mortgage-backed securities held range from 2026 to 2053 and are not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. Therefore, schedules of maturities for mortgage-backed securities have been excluded from this disclosure.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2023, by contractual maturity, are shown below:

	September 30, 2023
	Amortized Cost	Estimated Fair Value
Due in one year or less	$102,919	$102,666
Due from one year to five years	4,333	4,256
Due from five years to ten years	71,495	64,484
Over ten years	5,059	4,515
	183,806	175,921
Mortgage-backed securities and other agency obligations	26,601	25,114
	$210,407	$201,035

The weighted average life of our investment portfolio was 2.70 years and 3.11 years as of September 30, 2023 and December 31, 2022, respectively.

Deposits

Total deposits as of September 30, 2023 were $3.65 billion, an increase of $410.7 million, or 12.7%, compared to $3.24 billion as of December 31, 2022. The increase was primarily due to growth in our national wholesale deposits through our core, fiduciary and institutional deposit programs, continued growth in our primary market areas, and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest-bearing deposits as of September 30, 2023 were $500.2 million, an increase of $14.1 million, or 2.9%, compared to $486.1 million as of December 31, 2022. Total interest-bearing account balances as of September 30, 2023 were $3.15 billion, an increase of $396.6 million, or 14.4%, from $2.75 billion as of December 31, 2022.

The components of deposits as of the dates shown below were as follows:

	As of September 30, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$2,517,556	80.0%	$2,498,325	90.8%
Savings	25,637	0.8%	35,677	1.3%
Time deposits $100,000 and over	589,830	18.8%	202,074	7.4%
Time deposits less than $100,000	13,612	0.4%	13,956	0.5%
Total interest-bearing deposits	$3,146,635	86.3%	$2,750,032	85.0%
Noninterest-bearing demand deposits	$500,187	13.7%	$486,114	15.0%
Total deposits	$3,646,822	100.0%	$3,236,146	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2023
Three months or less	$201,150
Over three months through six months	89,618
Over six months through twelve months	99,677
Over twelve months	85,889
$476,334

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Nine Months Ended		Year Ended
	September 30, 2023		December 31, 2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$473,834	—	$313,972	—
Interest-bearing demand deposits	2,228,730	3.94%	2,103,071	1.36%
Savings	30,793	0.49%	36,166	0.29%
Time deposits	385,604	4.04%	237,842	0.82%
Total interest-bearing deposits	2,645,127	3.91%	2,377,079	1.29%
Total deposits	$3,118,961	3.32%	$2,691,051	1.14%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2023 was 15.2% and for the year ended December 31, 2022 was 11.7%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of September 30, 2023	As of December 31, 2022
FHLB advances	$—	$—
Line of Credit - Senior Debt	35,875	30,875
Note Payable - Subordinated Debt	80,502	80,348
Total borrowings	$116,377	$111,223

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of September 30, 2023 and December 31, 2022, borrowing capacity available under this arrangement was $369.2 million and $719.1 million, respectively. We had no FHLB advances outstanding at September 30, 2023 and December 31, 2022. Our cost of FHLB advances was 5.43% for the nine months ended September 30, 2023 and 2.70% for the year ended December 31, 2022. In addition, letters of credit with the FHLB in the amount of $627.6 million and $290.3 million were outstanding at September 30, 2023 and December 31, 2022, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from October 2023 through July 2025.

Line of Credit - Senior Debt. On September 10, 2022, a $30.9 million revolving line of credit facility matured and was renewed and increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. Prior to maturity, the note bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date. Upon renewal, the note bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. At September 30, 2023, the outstanding balance was $35.9 million.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. As of September 30, 2023, the outstanding balance was $82.3 million, net of $1.8 million in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.69% and 5.78% for the nine months ended September 30, 2023 and 2022, respectively.

Federal Reserve Borrower-in-Custody (BID) Loan Pledge Arrangement. In June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of September 30, 2023, total borrowing capacity under this arrangement was $1.2 billion. There were no advances outstanding at September 30, 2023.

Federal Funds Lines of Credit. At September 30, 2023 and December 31, 2022, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $33.0 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at September 30, 2023 and December 31, 2022.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the nine months ended September 30, 2023, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, and borrowings. For the year ended December 31, 2022, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, borrowings and proceeds from issuance of stock.

At September 30, 2023, the Company had borrowing capacity available under FHLB advances of $369.2 million, line of credit - senior debt of $14.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.2 billion, and federal funds lines of credit of $33.0 million. At December 31, 2022, the Company had borrowing capacity under FHLB advances of $719.1 million, line of credit - senior debt of $19.1 million, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $3.77 billion for the nine months ended September 30, 2023 and $3.20 billion for the year ended December 31, 2022.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2023	2022
Sources of Funds:
Deposits:
Noninterest-bearing	12.5%	9.8%
Interest-bearing	70.1%	74.3%
FHLB advances	2.8%	2.5%
Note payable and line of credit	3.0%	2.4%
Other liabilities	1.2%	0.9%
Shareholders’ equity	10.4%	10.1%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	86.1%	83.4%
Securities	5.2%	3.9%
Federal funds sold and other interest-earning assets	3.8%	7.0%
Other noninterest-earning assets	4.9%	5.7%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	15.2%	11.7%
Average total loans to average deposits	105.4%	100.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of September 30, 2023, we had $1.36 billion in outstanding commitments to extend credit and $18.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $1.15 billion in outstanding commitments to extend credit and $21.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2023 and December 31, 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of September 30, 2023, we had cash and cash equivalents of $286.5 million, compared to $332.0 million as of December 31, 2022.

Capital Resources

Total shareholders’ equity increased to $400.3 million as of September 30, 2023, compared to $381.8 million as of December 31, 2022, an increase of $18.6 million, or 4.9%. This increase was primarily the result of the $23.7 million in net income for the nine months ended September 30, 2023 offset by the $3.2 million, net of tax, allowance for credit loss adjustment from the adoption of ASC 326 and $3.5 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of September 30, 2023 and December 31, 2022, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated.

	Actual		Minimum Capital	Minimum Capital Requirement with	Minimum To Be
	September 30, 2023	December 31, 2022	Requirement	Capital Buffer	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.79%	N/A	4.00%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.01%	N/A	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.68%	N/A	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.72%	N/A	8.00%	10.50%	N/A
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	12.62%	13.11%	4.00%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.48%	12.95%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.48%	12.95%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	13.49%	13.79%	8.00%	10.50%	10.00%

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

For the nine months ended September 30, 2023 and 2022, approximately $1.2 million and $195,000, respectively, was reclassified out of accumulated other comprehensive income (loss) and recognized as a reduction of interest expense on discontinued hedges. For the three months ended September 30, 2023 and 2022, approximately $450,000 and $92,000, respectively, was reclassified out of accumulated other comprehensive income (loss) and recognized as a reduction of interest expense.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2023, no such deterioration was determined by management.

We also offer one-way interest rate swap products to our customers. Under this type of arrangement, we extend a conventional fixed-rate loan to the borrower and then subsequently hedge the interest rate risk of that loan by entering into a swap for our own balance sheet to convert the fixed-rate loan to a synthetic floating rate asset. These types of swaps lock in our spread over our cost of funds for the life of the loan.

For some of our loan participation facilities, we enter into RPAs with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At September 30, 2023, the Company's derivative assets and liabilities totaled $10.9 million and $10.5 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2023		As of December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	(1.01)%	(6.70)%	9.99%	11.90%
+ 200	(0.65)%	(4.07)%	6.64%	8.27%
+ 100	(0.30)%	(1.77)%	3.31%	4.31%
Base	—	—	—	—
–100	0.24%	0.91%	(3.32)%	(2.46)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company and the Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. The Bank’s level of uninsured customer deposits as a percentage of non-brokered deposits was 32.5% at September 30, 2023 and 36.7% at December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchases of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	—	—	—
August 1, 2023 - August 31, 2023	389	$20.17	—	—
September 1, 2023 - September 30, 2023	244	$19.15	—	—
(a)
Represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Third Coast Bancshares, Inc.

Date: November 7, 2023	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: November 7, 2023	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer