Form 10-K
period 2023-12-31
Third Coast Bancshares, Inc.
filed 2024-03-07
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant's common stock and non-voting common stock held by non-affiliates was approximately $201.7 million.

As of March 6, 2024, the number of shares of registrant’s common stock outstanding was 13,607,107 and the number of shares of registrant's non-voting common stock outstanding was 0.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Notice about Information in this Annual Report

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” “ourselves,” “the Company,” “Third Coast,” and “TCBX” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. All references to “Third Coast Bank”, “the Bank”, or “our Bank” refer to Third Coast Bank, SSB, a Texas state savings bank and our wholly owned bank subsidiary. All references to “TCCC” and “Third Coast Commercial Capital” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

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
•
natural disasters, pandemics, epidemics and other catastrophes;
•
changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;
•
the rise of Artificial Intelligence as a commonly used resource in banking;
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

PART I

Item 1. Business.

General

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate fifteen branches in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets, and one branch in Detroit, Texas. We have experienced significant organic growth since commencing banking operations in 2008 as well as growth through our merger with Heritage Bancorp, Inc. As of December 31, 2023, we had, on a consolidated basis, total assets of $4.40 billion, total loans of $3.64 billion, total deposits of $3.80 billion and total shareholders' equity of $412.0 million.

On August 16, 2023, the Bank filed an application with the Texas Department of Banking (the “TDB”) to convert from a Texas state savings bank to a Texas banking association and has notified the Texas Department of Savings and Mortgage Lending (the “TDSML”), the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”) of the same. The Bank has received all necessary approvals to the conversion application, and the conversion is expected to become effective on March 13, 2024. Following the conversion, the Bank will be regulated by the TDB and will continue to be a member of the Federal Reserve System and regulated by the Federal Reserve.

Market Area

We currently operate primarily in three distinct but complementary metropolitan markets, the Greater Houston market, the Dallas-Fort Worth market, and the Austin-San Antonio market. We have eight branches in the Greater Houston market, including six branches located in the Houston – The Woodlands – Sugar Land, Texas Metropolitan Statistical Area (“MSA”) and two branches in the neighboring Beaumont MSA. We have three branches in the Dallas-Fort Worth market, with one location in the North Dallas area, one in Plano, and one in Fort Worth. We also have four branches in the Austin-San Antonio market, with one location in Georgetown, one in La Vernia, one in Nixon, and one in San Antonio. In addition, we have one branch in Detroit, Texas, located approximately 120 miles northeast of Dallas, Texas. We believe our footprint positions us for continued growth in and around the markets we serve.

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

Lending Activities

Lending limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s Tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2023, our legal lending limit was $126.3 million, and our largest relationship was $51.0 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Additionally, we employ, from time to time, an external third-party loan review team to review up to a 40% penetration of the Bank’s entire loan portfolio. This review will generally include all large loan relationships, insider loans, and criticized loans.

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

Investments

As of December 31, 2023, our investment portfolio consisted of U.S. government and agency securities, mortgage-backed securities, agency collateralized mortgage obligations, and corporate bonds classified as available for sale. In the future, we may invest in, among other things, U.S. Treasury bills and notes, as well as in securities of federally sponsored agencies, such as Federal Home Loan Bank (“FHLB”) bonds. We may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, and tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Bank’s Asset Liability and Investment Committee (“ALCO”) reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to our internal policy set by our board of directors.

Borrowings

To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas, a holding company line of credit with a third-party lender, and subordinated notes issued to certain qualified institutional buyers and institutional accredited investors. At December 31, 2023, we had no FHLB advances, borrowings under the line of credit totaled $38.9 million, or 1.0% of total liabilities, and subordinated notes totaled $80.6 million, or 2.0% of total liabilities. At December 31, 2023, we had $11.1 million available to be drawn on the line of credit with a third-party lender.

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

Our risk mitigation techniques include weekly Officers' Loan Committee and Directors’ Loan Committee meetings where loan approvals and pricing are reviewed and discussed for relationships under $10 million and $10 million and over, respectively. In addition, the Bank’s board of directors reviews the allowance for credit losses methodology and level, loan concentrations, and portfolio composition reports on a quarterly basis. The Special Assets Committee also meets monthly to discuss criticized assets and set action plans for those borrowers who display deteriorating financial condition, to monitor those relationships and to implement corrective measures on a timely basis to minimize losses. We also perform an annual stress test on our loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions.

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

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the TDSML, the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service, or the IRS, and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the Securities and Exchange Commission (the “SEC”), and state securities authorities and anti-money laundering, or AML, laws enforced by the U.S. Department of the Treasury, or the Treasury, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

On August 16, 2023, the Bank filed an application with the TDB to convert from a Texas state savings bank to a Texas banking association and has notified the TDSML, the Federal Reserve and the FDIC of the same. The Bank has received all necessary approvals to the conversion application, and the conversion is expected to be consummated on March 13, 2024. Following the conversion, the Bank will be regulated by the TDB and the Federal Reserve. The Company will continue to be regulated by the Federal Reserve. Accordingly, where appropriate in the following discussion, we note any differences between the laws and regulations governing a Texas state savings bank and a Texas banking association.

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

Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, was enacted. The EGRRCPA repealed or modified several provisions of the Dodd-Frank Act and included a number of burden reduction measures for community banks, including, among other things: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and providing that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high-volatility commercial real estate, or HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) directing the Federal Reserve to raise the asset threshold under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement from $1 billion to $3 billion.

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

As of December 31, 2023, the Company's and the Bank’s capital ratios exceeded the minimum capital ratio requirements under the Basel III Capital Rules.

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

In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduces revised credit, equity and operational risks, as well as credit valuation adjustment and market risks, requirements. Because we have less than $100 billion in assets, the revised capital requirements of the proposed rule would not apply to the Company or the Bank.

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

As of December 31, 2023, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “—Prompt Corrective Action,” the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The TDSML, until the consummation of the conversion of the Bank to a Texas banking association, and, thereafter, the TDB also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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

The Bank

General. The Bank is currently a Texas state savings bank and state member bank of the Federal Reserve. Upon consummation of the conversion of the Bank to a Texas banking association, the Bank will no longer be a Texas state savings bank and will be a Texas banking association regulated by the TDB and the Federal Reserve. As such, the Bank is currently subject to examination, supervision and regulation by the TDSML and the Federal Reserve and following the consummation of the conversion will be subject to examination, supervision and regulation by the TDB and the Federal Reserve. The TDSML, which is the chartering authority for Texas state savings banks, supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends and the establishment or closing of banking offices. The Federal Reserve, as the Bank’s primary federal regulator, also supervises and regulates the Bank’s operations and periodically examines the Bank’s operational safety and soundness and compliance with federal law. The TDSML and the Federal Reserve have the power to enforce compliance with applicable banking statutes and regulations. Those regulations include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged on loans, and restrictions relating to investments and other activities of the Bank. In addition, the Bank’s deposit accounts are insured by the FDIC up to applicable limits. This gives the FDIC additional enforcement authority over the Bank, such as the ability to terminate the Bank’s deposit insurance under certain circumstances.

As a Texas state savings bank and a Texas banking association following the consummation of the conversion, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations, and to provide various other banking services for the benefit of the Bank’s clients. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws and consumer credit laws.

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

Under federal law, a Texas state savings bank is treated as a state bank. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF.

Qualified Thrift Lender Test. As a Texas state savings bank, the Bank is required to meet a Qualified Thrift Lender test to avoid certain restrictions on its activities. Specifically, Texas state savings banks are required to maintain at least 50% of their portfolio assets in qualified thrift investments as defined by 12 U.S.C. § 1467a(m)(4)(C) and other assets determined by the commissioner of the TDSML under rules adopted by the Finance Commission, to be substantially equivalent to qualified thrift investments or which further residential lending or community development. Following the consummation of the conversion to a Texas banking association, the Bank will cease to be subject to the Qualified Thrift Lender test.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2023, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

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

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2023, the Bank paid $2.5 million in FDIC deposit insurance premiums.

Audits. For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with generally accepted accounting principles, or GAAP, management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion. The last of the remaining FICO bonds matured in September 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2023, the Bank paid no FICO assessments.

Examination Assessments. Texas state savings banks are required to pay assessments to the TDSML to fund its operations. During the year ended December 31, 2023, the Bank paid examination assessments to the TDSML totaling $216,000.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. The prior approval of the Federal Reserve is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. The Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, the Bank could pay aggregate dividends of approximately $76.3 million to us, without obtaining affirmative governmental approvals, at December 31, 2023. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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

In October 2023, the Federal Reserve, the FDIC and the OCC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including internet and the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size, and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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

In August 2022, the SEC adopted the final “pay versus performance” rule mandated by the Dodd-Frank Act. Among other disclosure requirements, the rule requires public companies (other than emerging growth companies, registered investment companies and foreign private issuers) to disclose the relationships among named executive officer compensation “actually paid,” total shareholder return and certain financial performance measures that the company uses to link compensation to company performance for its five most recent fiscal years. The rule will not apply to the Company while it is an emerging growth company and, accordingly, management anticipates that the rule will first apply to disclosures in the Company’s proxy statement for the 2027 Annual Meeting of Shareholders.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the Nasdaq Stock Market LLC, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In October 2023, the Company adopted a compensation recovery policy to address the SEC final rule. The policy is included in this Form 10-K as Exhibit 97.1.

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

During 2022, the Company furthered its commitment to diversity, equity and inclusion by providing unconscious bias training for managers and staff, launching a Women in Banking employee resource group, and establishing the Company's Diversity Council, and the Company focused on increasing participation in the Women in Banking employee resource group and Diversity Council in 2023. Through the Diversity Council, the Company plans to foster an environment of respect and acceptance as well as build awareness and education regarding diversity issues, among other initiatives. Each of the Council members brings diverse, professional experiences that support the group's mission.

As of December 31, 2023, the Company employed 365 employees.

AVAILABLE INFORMATION

The Company’s website address is currently www.tcbssb.com and following the consummation of the conversion, it will change to www.thirdcoast.bank. The Company makes available free of charge on or through its website, under the investors tab, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC. The SEC maintains an internet site that contains reports, proxy statements and other information that the Company files with or furnishes to the SEC and these reports may be accessed at https://www.sec.gov.

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
•
Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.
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
•
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
•
Conversion to a Texas banking association will subject the Bank to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase in interest rates can adversely impact the ability of borrowers to pay the principal or interest on loans and may lead to an increase in loans on nonaccrual status and a reduction of interest income recognized. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense.

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

As of December 31, 2023, our fifteen largest depositors (including related entities, but excluding brokered deposits) accounted for $1.52 billion in deposits, or approximately 40.0% of our total deposits. Further, our brokered deposit account balance was $499.9 million, or approximately 13.1% of our total deposits, as of December 31, 2023, and $168.2 million, or 4.4% of our total deposits, was through one brokered deposit relationship as of December 31, 2023.

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

Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity and debt securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB of Dallas. Our future growth will largely depend on our ability to grow and maintain our deposit base, which we may not be able to achieve. As of December 31, 2023, we had a loan to deposit ratio of 95.7%. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

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

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2023, our allowance for credit losses related to our loan portfolio totaled $37.0 million, which represents approximately 1.02% of our total loans. The allowance for credit losses on loans is calculated in accordance with ASC 326, and represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Determining the amount of the allowance requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated current expected credit losses in the Company’s loan portfolio, and fluctuations in the provision for credit losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance, and therefore the Company’s financial position, liquidity or results of operations.

Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced or than we anticipate. We may be required to make additional provisions for credit losses to further supplement our allowance for credit losses, due either to our management’s decision or as a regulatory requirement. In addition, bank regulatory agencies will periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs, which could have a material adverse effect on our business, financial condition, and results of operations.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations and financial condition.

Our nonperforming assets include nonperforming loans and assets acquired through foreclosure. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties and performing under the new terms. Loans are generally placed on nonaccrual status if any of the following events occur: (a) the classification of a loan as nonaccrual internally or by regulatory examiners; (b) delinquency on principal for 90 days or more unless we are in the process of collection; (c) a balance remains after repossession of collateral; (d) notification of bankruptcy; or (e) we determine that nonaccrual status is appropriate. At December 31, 2023, we had $17.3 million of nonperforming assets, or 0.39% of total assets.

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

As of December 31, 2023, commercial and industrial loans represented approximately $1.26 billion, or 34.7%, of our gross loans. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate; thus exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions or adverse weather events in the markets in which our commercial and industrial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction and development loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2023, approximately $1.11 billion, or 30.4%, of our gross loans were nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $693.6 million, or 19.1%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. Owner-occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, approximately $2.18 billion, or 59.9%, of our gross loans were loans with real estate as a primary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including hurricanes and flooding, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31, 2023, our ten largest loan relationships (including related entities) totaled approximately $352.4 million in loans, or 9.7% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2023, we held no OREO or repossessed property and equipment.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, and consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2023, we held no OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, SBA 7(a) loans totaled $66.6 million and comprised 1.8% of our loan portfolio. SBA lending programs typically guarantee 75% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

Our commercial finance clients, particularly with respect to our commercial finance and asset-based lending product lines, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

A significant portion of our loan portfolio consists of commercial finance products. Some of these commercial finance products, particularly asset-based loans and our factored receivables (which totaled $26.5 million, or 0.7% of loans, as of December 31, 2023), arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for more traditional bank financing options. We attempt to control for the additional credit risk in these relationships through credit management processes employed in connection with these transactions. However, if such controls are ineffective in controlling this additional risk or if we fail to follow the procedures we have established for managing this additional risk, we could be exposed to additional losses with respect to such product lines that could have an adverse effect on our business, financial condition and results of operations.

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

We have pledged all of the stock of the Bank as collateral for our senior debt - line of credit. As of December 31, 2023, the line of credit had an outstanding balance of approximately $38.9 million. If we were to default, the lender could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. As of December 31, 2023, approximately $3.33 billion, or 87.5%, of our total deposits were noninterest-bearing deposits, negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit accounts, NOW and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

As of December 31, 2023, the $475.9 million remaining balance of deposits consisted of certificates of deposit, of which $392.8 million, or 10.3% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations and our ability to borrow from the FHLB. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in the Texas economy or by one or more adverse regulatory actions against us.

A failure to maintain adequate liquidity could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2023, we had $1.38 billion in unfunded credit commitments and standby letters of credit to our clients. Actual borrowing needs of our clients may exceed our expectations, especially in a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Operations—A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.”

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

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in this Annual Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

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

The Company and the Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. The Bank’s level of uninsured customer deposits as a percentage of non-brokered deposits was 32.7% at December 31, 2023.

Risks Related to the Economy and Our Industry

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose in 2022 at levels not seen for over 40 years, and inflationary pressures continued in 2023 and are expected to continue into 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Sustained high inflation could result in market volatility and higher interest rates.

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

While we invest a significant majority of our total assets in loans and currently invest a small portion of our total assets in investment securities, we may in the future invest a larger portion of our assets in investment securities with the objective of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2023, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

As part of the bank regulatory process, the TDSML until the consummation of the conversion of the Bank to a Texas banking association, and thereafter, the TDB, and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Basel III established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization fails to exceed its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. As of December 31, 2023, we met all of these new requirements, including the full capital conservation buffer.

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

Conversion to a Texas banking association will subject the Bank to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

On August 16, 2023, the Bank filed an application with the TDB to convert from a Texas state savings bank to a Texas banking association and has notified the TDSML, the Federal Reserve and the FDIC of the same. The Bank has received all necessary approvals to the conversion application, and the conversion is expected to be consummated on March 13, 2024. As a result of the conversion, the Bank will be subject to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

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

Actual or anticipated issuances or sales of substantial amounts of our common stock could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Our first amended and restated certificate of formation, as amended (our “certificate of formation”), authorizes us to issue up to 50,000,000 shares of our common stock and 3,500,000 shares of non-voting common stock. Subject to certain limitations set forth in our certificate of formation, holders of our non-voting common stock are permitted to convert, or upon our written request shall convert, each of their shares of non-voting common stock into one share of common stock, and each share of non-voting common stock will automatically convert into one share of common stock under certain circumstances described in our certificate of formation. In general, all shares of our common stock outstanding are freely tradable, except that certain shares owned by our “affiliates” (as that term is defined in Rule 144 under the Securities Act) and shares purchased in our private placement in 2021 may be resold only in compliance with the certain limitations. We filed a registration statement on Form S-8 under the Securities Act in December 2021 to register an aggregate of approximately 1,437,624 shares of common stock issued or reserved for issuance under our equity incentive plans. We may issue all of these shares without any action or approval by our shareholders, and these shares, once issued (including upon exercise of outstanding options), will be available for sale into the public market, subject to the restrictions described above, if applicable, for affiliate holders.

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

As of December 31, 2023, our directors and executive officers beneficially owned an aggregate of 1,291,824 shares, or approximately 9.23%, of our common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We may incur additional debt or issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

At December 31, 2023, we had $80.6 million of subordinated debentures and $38.9 million outstanding on the line of credit senior debt. In addition, at December 31, 2023, we had 69,400 shares of Series A Convertible Non-Cumulative Preferred Stock (“Series A Preferred Stock”) outstanding. In the future, we may increase our capital resources by incurring additional borrowings or making offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of formation authorizes us to issue up to 1,000,000 shares of one or more series of preferred stock, and at December 31, 2023, we had 69,400 shares of Series A Preferred Stock outstanding. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

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

Our certificate of formation and our first amended and restated bylaws (our “bylaws”) may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents include provisions that:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•	include a classified board of directors, with directors of each class serving a three-year term;
•	eliminate cumulative voting in elections of directors;
•	provide our board of directors with the exclusive right to alter, amend or repeal our bylaws or to adopt new bylaws;
•	require the request of holders of at least 50% of the issued and outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;
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

Our bylaws include an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws require that, unless we consent in writing to the selection of an alternative forum, any state court located in Harris County in the state of Texas, or a Harris County State Court, shall be the sole and exclusive forum for any shareholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or its shareholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the TBOC, our certificate of formation or our bylaws, or (iv) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine, and, if brought outside of Texas, the shareholder bringing the suite will be deemed to have consented to service of process on such shareholder's counsel, except for, as to each of (i) through (iv) above, any action (A) as to which the Harris County State Court determines that there is an indispensable party not subject to the jurisdiction of the Harris County State Court (and the indispensable party does not consent to the personal jurisdiction of the Harris County State Court within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Harris County State Court, (C) for which the Harris County State Court does not have subject matter jurisdiction, or (D) arising under the Securities Act as to which the Harris County State Court and the United States District Court for the Southern District of Texas, Houston Division shall have concurrent jurisdiction.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and the exclusive forum provision of our bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such an exclusive forum provision as written in connection with claims arising under the Securities Act, and our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any security of the Company shall be deemed to have notice of and consented to the exclusive forum provision of our bylaws.

The exclusive forum provision in our bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. In addition, shareholders who do bring a claim in a Harris County State Court could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Harris County, Texas. Furthermore, if a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cybersecurity threats. Our Chief Information Security Officer (“CISO”) is primarily responsible for this cybersecurity program component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and as discussed below, periodically to the Risk Committee of our board of directors.

The program is based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). The NIST CSF framework provides the basis to evaluate our program for completeness and helps to ensure that the various components of the program are at a level that reduces cybersecurity risk to levels within the Company’s risk appetite, taking into account the current threat and regulatory environment. Key components of the cybersecurity program include:

•
A risk assessment process that identifies and prioritizes cybersecurity risks; defines and evaluates the effectiveness of controls to mitigate the risks; and reports results to executive management and the board of directors.
•
A third-party managed detection and response service, which monitors the security of our information systems around-the-clock, including intrusion detection and alerting.
•
An incident response plan that outlines establishes a structured approach for the Company's response to a cybersecurity incident. The incident response plan is coordinated through the CISO and key members of management are embedded into the plan by its design. The plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.
•
A training program that educates employees about cybersecurity risks and how to identify and escalate cybersecurity events.
•
A third-party risk management program designed to ensure that our key vendors meet our expectations on cybersecurity. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls and monitoring vendor compliance with our cybersecurity requirements.

The Company engages reputable third parties to conduct various risk assessments on a regular basis, including but not limited to maturity assessments and various testing. Following a defense-in-depth strategy, the Company leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage the identified risks.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe, and we may not be successful in preventing or mitigating all cybersecurity incidents that could have a material adverse effect on the Company. However, as of the date of this Form 10-K, the Company is not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion, please see Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Governance

Board of Directors Oversight

The Risk Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The Risk Committee of our board of directors reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Committee of our board of directors reviews quarterly reports regarding the information security program and technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes.

Management Oversight

Our CISO is accountable for managing our enterprise information security department and overseeing our information security program. The CISO reports directly to the Chief Risk Officer. The CISO’s responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The CISO has over 20 years of experience in cybersecurity across the U.S Government, Department of Defense contracting, and financial services industry. Prior to joining the Company, the CISO served as the Deputy CISO for a major domestic financial services institution. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to senior leadership and the Risk Committee and/or the Board in a timely manner.

Item 2. Properties.

Our principal offices and headquarters are located at 20202 Highway 59 North, Suite 190, Humble, Texas 77338. All of our branches are located in Texas. We own our headquarters and our branch locations in Pearland, Lake Jackson, Nixon, La Vernia, and Detroit, and we lease the remaining locations. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future. The following table sets forth a list of our branches as of the date of this Annual Report on Form 10-K.

Location	Address	Owned/Leased
Beaumont	229 Dowlen Road, Suite C, Beaumont, Texas 77706	Leased
Conroe	1336 League Line Road, Suite 100, Conroe, Texas 77304	Leased
Dallas	8235 Douglas Avenue, Suite 100, Dallas, Texas 75225	Leased
Detroit	12038 US Highway 82 West, Detroit, Texas 75436	Owned
Fort Worth	1400 W 7th Street, Suite 100, Fort Worth, Texas 76102	Leased
Galleria	1800 West Loop South, Suite 100, Houston, Texas 77027	Leased
Georgetown	200 E 8th Street, Suite 102, Georgetown, Texas 78626	Leased
Humble	20202 Highway 59 North, Humble, Texas 77338	Owned
Kingwood	1910 W Lake Houston Pkwy, Kingwood, Texas 77339	Owned
La Vernia	13809 West Highway 87, La Vernia, Texas 78121	Owned
Lake Jackson	85 Oak Drive, Lake Jackson, Texas 77566	Owned
Mid County	2901 Turtle Creek Drive, Suite 115, Port Arthur, Texas 77642	Leased
Nixon	200 North Nixon Avenue, Nixon, Texas 78140	Owned
Pearland	1850 Pearland Parkway, Pearland, Texas, 77581	Owned
Plano	5000 Legacy, Suite 120, Plano, Texas 75024	Leased
San Antonio	420 Broadway, Suite 2101, San Antonio, Texas 78205	Leased

In addition, we lease non-branch offices in Austin, Copperfield, Fort Worth, Katy, Memorial City and The Woodlands, Texas.

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

Holders of Record

As of December 31, 2023, there were approximately 528 holders of record of the Company's common stock. Additionally, a greater number of holders of the Company's common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III—Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchase of our common stock during the three months ended December 31, 2023:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	604	$16.49	—	—
November 1, 2023 - November 30, 2023	—	$—	—	—
December 1, 2023 - December 31, 2023	—	$—	—	—

(a) Represents shares of common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on November 9, 2021 (the end of the first day of trading of TCBX common stock on the Nasdaq Global Select Market) and the last trading date of each year from 2021 to 2023, with the cumulative total return of the Russell 2000 Index (RUT) and the NASDAQ Bank Index (IXBK) for the same periods. Cumulative total return is computed by dividing the difference between the Company's share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 9, 2021, in the Company’s common stock and each of the indices. Historical stock price performance for the Company’s common stock is not necessarily indicative of future stock performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

	11/9/2021	12/31/2021	12/31/2022	12/31/2023
Third Coast Bancshares, Inc.	$100.00	$103.88	$73.69	$79.45
NASDAQ Bank	$100.00	$96.48	$78.76	$73.51
Russell 2000	$100.00	$92.50	$72.56	$83.51

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

Overview

We are a bank holding company headquartered in Humble, Texas and operated through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small- and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate sixteen branches, with eight branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, four branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of December 31, 2023, we had, on a consolidated basis, total assets of $4.40 billion, total loans of $3.64 billion, total deposits of $3.80 billion and total shareholders’ equity of $412.0 million.

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

Conversion to State Bank

On October 26, 2023, the Bank was notified that the Federal Reserve Bank of Dallas granted approval of our application to convert to a state bank under the name of Third Coast Bank. On January 11, 2024, the Bank was notified that the TDB and the TDSML had approved the conversion. The effective date of the conversion is expected to be March 13, 2024.

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

During the years ended December 31, 2023 and 2022, the Company declared cash dividends of $68.25 and $20.44 per share, respectively, on the Series A Preferred Stock.

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of December 31, 2023, the Company had $82.3 million in outstanding principal and $1.7 million in unamortized debt issuance costs.

Results of Operations

This section provides a comparative discussion of the Company’s results of operations for the two-year period ended December 31, 2023, unless otherwise specified. See “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of 2022 versus 2021 results.

Our results of operations depend substantially on net interest income and noninterest income. Other factors contributing to our results of operations include our level of our noninterest expenses, such as salaries and employee benefits, occupancy and equipment and other miscellaneous operating expenses. See the analysis of the material fluctuations in the related discussions that follow.

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2022	2021	Increase (Decrease)
Interest income	$266,544	$153,946	$112,598	73.1%	$153,946	$100,615	$53,331	53.0%
Interest expense	127,019	37,492	89,527	238.8%	37,492	10,062	27,430	272.6%
Net interest income	139,525	116,454	23,071	19.8%	116,454	90,553	25,901	28.6%
Provision for credit losses	6,320	12,200	(5,880)	(48.2)%	12,200	9,923	2,277	22.9%
Noninterest income	8,205	7,223	982	13.6%	7,223	4,878	2,345	48.1%
Noninterest expense	99,798	88,309	11,489	13.0%	88,309	71,025	17,284	24.3%
Income before income taxes	41,612	23,168	18,444	79.6%	23,168	14,483	8,685	60.0%
Income tax expense	8,211	4,509	3,702	82.1%	4,509	3,059	1,450	47.4%
Net income	$33,401	$18,659	$14,742	79.0%	$18,659	$11,424	$7,235	63.3%

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

Year ended December 31, 2023 vs. Year ended December 31, 2022

Net interest income increased $23.1 million, or 19.8%, during the year ended December 31, 2023, compared to the year ended December 31, 2022 primarily due to interest income from loan growth and increased loan rates offset by an increase in interest expense from increased rates paid on deposits. Average loans were $3.37 billion for the year ended December 31, 2023 compared to $2.69 billion for the year ended December 31, 2022 with the increase primarily due to loan growth in commercial and industrial loans, construction and development real estate loans, and commercial real estate loans. Average yield on loans was 7.39% for the year ended December 31, 2023 compared to 5.43% for the year ended December 31, 2022. The increase was the result of increases in the Prime Rate during 2022 and 2023. The Prime Rate increased from 3.25% at January 1, 2022 to 8.50% at December 31, 2023. Interest expense related to interest bearing deposit accounts was $115.0 million and $30.7 million for the years ended December 31, 2023 and 2022, respectively. Interest expense related to notes payable and FHLB advances was $12.0 million for the year ended December 31, 2023 compared to $6.8 million for the year ended December 31, 2022. The average cost of interest-bearing deposits was 4.13% for the year ended December 31, 2023 and 1.29% for the year ended December 31, 2022. For the year ended December 31, 2023, net interest margin and net interest spread were 3.73% and 2.86%, respectively, compared to 3.82% and 3.57%, respectively, for the year ended December 31, 2022.

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

	For the Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$197,286	$8,313	4.21%	$129,507	$3,925	3.03%	$31,251	$1,043	3.34%
Loans, gross	3,366,180	248,911	7.39%	2,694,428	146,425	5.43%	1,646,591	98,886	6.01%
Federal funds sold and other interest- earning assets	181,782	9,320	5.13%	223,781	3,596	1.61%	267,983	686	0.26%
Total interest-earning assets	3,745,248	266,544	7.12%	3,047,716	153,946	5.05%	1,945,825	100,615	5.17%
Less allowance for credit losses	(36,750)			(25,600)			(14,198)
Total interest-earning assets, net of allowance	3,708,498			3,022,116			1,931,627
Noninterest-earning assets	188,514			178,135			132,825
Total assets	$3,897,012			$3,200,251			$2,064,452
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,785,605	$115,044	4.13%	$2,377,079	$30,696	1.29%	$1,421,757	$8,526	0.60%
Notes payable	113,552	7,657	6.74%	77,317	4,605	5.96%	22,329	1,091	4.89%
FHLB advances	79,546	4,318	5.43%	81,083	2,191	2.70%	56,442	445	0.79%
Total interest-bearing liabilities	2,978,703	127,019	4.26%	2,535,479	37,492	1.48%	1,500,528	10,062	0.67%
Noninterest-bearing deposits	473,558			313,972			383,747
Other liabilities	47,527			27,115			9,547
Total liabilities	3,499,788			2,876,566			1,893,822
Shareholders’ equity, including ESOP owned shares	397,224			323,685			170,630
Total liabilities and shareholders’ equity	$3,897,012			$3,200,251			$2,064,452
Net interest income		$139,525			$116,454			$90,553
Net interest spread(1)			2.86%			3.57%			4.50%
Net interest margin(2)			3.73%			3.82%			4.65%
(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $15.5 million, $14.7 million, and $32.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

	For the Year Ended December 31, 2023 compared to 2022			For the Year Ended December 31, 2022 compared to 2021
	Increase (Decrease) Due to Changes In		Total Increase	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$2,054	$2,334	$4,388	$3,279	$(397)	$2,882
Loans, gross	36,505	65,981	102,486	62,928	(15,389)	47,539
Federal funds sold and other interest-earning assets	(675)	6,399	5,724	(113)	3,023	2,910
Total increase (decrease) in interest income	$37,884	$74,714	$112,598	$66,094	$(12,763)	$53,331
Interest-bearing liabilities:
Interest-bearing deposits	$5,275	$79,073	$84,348	$5,729	$16,441	$22,170
Notes payable	2,158	894	3,052	2,687	827	3,514
FHLB advances	(42)	2,169	2,127	194	1,552	1,746
Total increase in interest expense	$7,391	$82,136	$89,527	$8,610	$18,820	$27,430
Increase (decrease) in net interest income	$30,493	$(7,422)	$23,071	$57,484	$(31,583)	$25,901

Provision for Credit Losses

Provision for credit losses is determined by management as the amount to be added to the allowance for credit losses account for various types of financial instruments, including loans, securities and off-balance sheet credit exposures, to bring the allowances to a level which, in management's best estimate, is necessary to absorb expected credit losses over the lives of the respective financial instruments. Prior to the January 1, 2023 adoption of ASC 326, the provision for credit losses was an expense we used to maintain an allowance for credit losses for loans at a level which was deemed appropriate by management to absorb known and inherent losses on existing loans.

The provision for credit losses for the year ended December 31, 2023 was $6.3 million compared to $12.2 million for the year ended December 31, 2022. The provision for credit losses for the year ended December 31, 2023 related primarily to provisioning for new loans and commitments. No provision for credit losses for securities was recorded for the year ended December 31, 2023.

As of December 31, 2023, the allowance for credit losses for loans totaled $37.0 million, or 1.02% of total loans, compared to $30.4 million, or 0.98% of total loans, as of December 31, 2022. At December 31, 2023, the allowance for credit losses for unfunded loan commitments was $2.4 million. No allowance for credit losses for unfunded loan commitments was recorded as of December 31, 2022. No allowance for credit losses for securities was recorded as of December 31, 2023 and 2022.

See the sections captioned “Allowance for Credit Losses” and “Securities” elsewhere in this discussion for additional information regarding the provision for credit losses related to loans, off-balance sheet credit exposures and securities.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains from the sale of SBA loans and securities, earnings from bank-owned life insurance (“BOLI”) and our investment in the Small Business Investment Company, and derivative fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2022	2021	Increase
Noninterest Income:
Service charges and fees	$3,233	$2,714	$519	19.1%	$2,714	$2,367	$347	14.7%
Gain on sale of investment securities available-for-sale	482	—	482	100.0%	—	—	—	—
Gain on sale of SBA loans	440	950	(510)	(53.7)%	950	586	364	62.1%
Earnings on bank-owned life insurance	2,101	1,312	789	60.1%	1,312	567	745	131.4%
Derivative fees	763	1,259	(496)	(39.4)%	1,259	820	439	53.5%
Other	1,186	988	198	20.0%	988	538	450	83.6%
Total noninterest income	$8,205	$7,223	$982	13.6%	$7,223	$4,878	$2,345	48.1%

Year ended December 31, 2023 vs. Year ended December 31, 2022

The increase in noninterest income of $982,000 for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to increases in service charges and BOLI and Small Business Investment Company income offset by decreases in gains recognized on the sales of the guaranteed portion of SBA loans and derivative related fee income. In addition, the Company recognized $482,000 in gains on the sale of investment securities during the year ended December 31, 2023.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of our facilities and our furniture, fixtures and office equipment, legal and professional fees, data processing and network expenses, regulatory fees, including FDIC assessments, advertising and marketing expenses, and loan operations related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2023	2022	Increase (Decrease)		2022	2021	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$62,217	$56,510	$5,707	10.1%	$56,510	$48,642	$7,868	16.2%
Net occupancy and equipment expenses	11,285	8,526	2,759	32.4%	8,526	5,367	3,159	58.9%
Other:
Legal and professional fees	7,783	6,987	796	11.4%	6,987	5,293	1,694	32.0%
Data processing and network expenses	4,735	3,947	788	20.0%	3,947	3,060	887	29.0%
Advertising and marketing expenses	2,627	1,912	715	37.4%	1,912	1,889	23	1.2%
Regulatory assessments	2,598	3,464	(866)	(25.0)%	3,464	1,101	2,363	214.6%
Software purchases and maintenance	2,375	1,012	1,363	134.7%	1,012	852	160	18.8%
Loan operations	673	988	(315)	(31.9)%	988	1,963	(975)	(49.7)%
Telephone and communications	510	496	14	2.8%	496	595	(99)	(16.6)%
Loss on sale of other real estate owned	—	350	(350)	(100.0)%	350	344	6	1.7%
Other expenses	4,995	4,117	878	21.3%	4,117	1,919	2,198	114.5%
Total noninterest expense	$99,798	$88,309	$11,489	13.0%	$88,309	$71,025	$17,284	24.3%
Year ended December 31, 2023 vs. Year ended December 31, 2022

The increase in noninterest expense of $11.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to increases in salaries and employee benefits expense, net occupancy and equipment expenses, software purchases and maintenance, legal and professional expenses, and other noninterest expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $62.2 million for the year ended December 31, 2023, an increase of $5.7 million, or 10.1%, compared to $56.5 million for the same period in 2022. The increase was due to our investment in additional personnel, annual wage increases and severance costs related to workforce reductions in the third quarter of 2023. For the year ended December 31, 2023, the average number of employees was 370 compared an average number of employees of 352 for the year ended December 31, 2022.

Net occupancy and equipment expenses were $11.3 million and $8.5 million for the years ended December 31, 2023 and 2022, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $4.9 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively. In addition, the increase was also due to costs associated with branches that opened in the second and fourth quarter of 2022 and additional lease space at several of our locations.

The Company's software-related expenditures, including software purchases and maintenance, amounted to $2.4 million and $1.0 million for the years ended December 31, 2023, and 2022, respectively. The increase in these expenses is attributed to the investment made towards adopting new and advanced technology and software in 2023, aimed at achieving greater efficiency in lending and deposit processes.

Legal and professional fees were $7.8 million and $7.0 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to increased audit and accounting fees related to the Company's growth and increased legal fees related to corporate business, loan collections and new products.

Other noninterest expenses were $5.0 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively. Other expenses includes insurance, director fees, fraud losses, franchise taxes, deposit related fees, and other miscellaneous expenses. The Company incurred $526,000 in ACH, debit card and check fraud losses for the year ended December 31, 2023. In addition, the Company had increases in insurance costs, franchise taxes, board of director related expenses, and deposit related fees during 2023.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income tax expense	$8,211	$4,509	$3,059
Effective tax rate	19.7%	19.5%	21.1%

Year ended December 31, 2023 vs. Year ended December 31, 2022

For the years ended December 31, 2023 and 2022, income tax expense totaled $8.2 million and $4.5 million, respectively. Our effective tax rates remained consistent at 19.7% and 19.5% for the years ended December 31, 2023 and 2022, respectively.

Financial Condition

Total assets were $4.40 billion as of December 31, 2023 compared to $3.77 billion as of December 31, 2022. The increase of $622.9 million, or 16.5%, was primarily due to organic loan growth and the increase in cash and cash equivalents. The increases were primarily funded by the growth in demand deposits.

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

As of December 31, 2023, total loans were $3.64 billion, an increase of $531.2 million, or 17.1%, compared to $3.11 billion as of December 31, 2022. Commercial and industrial loans, construction and development real estate loans, and commercial real estate loans accounted for most of the loan growth for the year ended December 31, 2023. Total loans as a percentage of deposits were 95.7% and 96.0% as of December 31, 2023 and 2022, respectively. Total loans as a percentage of assets were 82.8% and 82.4% as of December 31, 2023 and 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$520,822	14.3%	$493,791	15.9%
Non-farm non-residential non-owner occupied	586,626	16.1%	506,012	16.3%
Residential	342,589	9.4%	308,775	9.9%
Construction, development and other	693,553	19.1%	567,851	18.3%
Farmland	30,396	0.8%	22,820	0.7%
Commercial and industrial	1,263,077	34.7%	1,058,910	34.1%
Consumer	2,555	0.1%	3,872	0.1%
Municipal and other	199,170	5.5%	145,520	4.7%
Total loans	$3,638,788	100.0%	$3,107,551	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $27.0 million, or 5.5%, to $520.8 million as of December 31, 2023 from $493.8 million as of December 31, 2022.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $80.6 million, or 15.9%, to $586.6 million as of December 31, 2023 from $506.0 million as of December 31, 2022.

The increases in commercial real estate loans were due to the addition of several lenders and increased productivity of existing lenders in response to market demand.

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is comprised of owner-occupied and investor owned loans secured by 1-4 family homes. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $33.8 million, or 11.0%, to $342.6 million as of December 31, 2023 from $308.8 million as of December 31, 2022.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in our Texas markets and are generally diverse in terms of type. Our builder finance group provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $125.7 million, or 22.1%, to $693.6 million as of December 31, 2023 from $567.9 million as of December 31, 2022 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At December 31, 2023 and 2022, outstanding factored receivables were $26.5 million and $28.0 million, respectively.

Commercial and industrial loans increased $204.2 million, or 19.3%, to $1.26 billion as of December 31, 2023 from $1.06 billion as of December 31, 2022. The increase was primarily a result of increased productivity of existing lenders in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following table:

	As of December 31, 2023
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$26,630	$208,029	$213,492	$72,671	$520,822
Non-farm non-residential non-owner occupied	44,083	395,672	116,147	30,724	586,626
Residential	155,524	86,707	57,532	42,826	342,589
Construction, development and other	139,007	520,003	17,646	16,897	693,553
Farmland	5,362	18,528	5,283	1,223	30,396
Commercial and industrial	708,620	471,239	78,488	4,730	1,263,077
Consumer	457	1,764	334	—	2,555
Municipal and other	122,823	76,347	—	—	199,170
Total loans	$1,202,506	$1,778,289	$488,922	$169,071	$3,638,788
Amounts with fixed rates	$273,934	$558,777	$27,276	$9,133	$869,120
Amounts with floating rates	$928,572	$1,219,512	$461,646	$159,938	$2,769,668

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructure loans included in nonperforming assets as of December 31, 2023 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
(Dollars in thousands)	2023	2022
Nonaccrual loans(1)	$16,649	$10,963
Loans > 90 days and still accruing	670	518
Restructured loan—accruing	—	780
Total nonperforming loans	$17,319	$12,261
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$17,319	$12,261
Ratio of nonaccrual loans to total loans	0.46%	0.35%
Ratio of nonperforming loans to total loans	0.48%	0.39%
Ratio of nonperforming loans to total assets	0.39%	0.32%
Ratio of nonperforming assets to total assets	0.39%	0.32%
Ratio of nonperforming loans to total loans plus OREO	0.48%	0.39%
Ratio of allowance for credit losses to nonaccrual loans	222.37%	276.85%
(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $17.3 million in nonperforming assets as of December 31, 2023 compared to $12.3 million as of December 31, 2022. As of December 31, 2023, the nonperforming assets to total assets remained low at 0.39%, compared to 0.32% as of December 31, 2022.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2023	2022
Nonaccrual loans by category:
Real estate:
Commercial real estate
Non-farm non-residential owner occupied	$1,211	$1,699
Non-farm non-residential non-owner occupied	1,235	296
Residential	2,938	513
Construction, development and other	247	45
Commercial and industrial	11,018	8,390
Consumer	—	20
Total nonaccrual loans	$16,649	$10,963

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development and other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial and industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
Gross loans	$3,567,084	$47,344	$24,038	$322	$3,638,788

	As of December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$487,633	$1,885	$4,273	$—	$493,791
Non-farm non-residential non-owner occupied	498,987	228	6,797	—	$506,012
Residential	307,881	—	894	—	$308,775
Construction, development and other	559,186	8,620	45	—	$567,851
Farmland	22,820	—	—	—	$22,820
Commercial and industrial	1,051,365	2,252	5,293	—	$1,058,910
Consumer	3,852	—	20	—	$3,872
Municipal and other	145,520	—	—	—	145,520
Gross loans	$3,077,244	$12,985	$17,322	$—	$3,107,551

Allowance for Credit Losses on Loans

In accordance with ASC 326 which the Company adopted January 1, 2023, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on current expected credit losses. The amount of the allowance for credit losses represents management's best estimate of current expected credit losses on the Company's loans considering available information, from internal and external sources, relevant to assessing the exposure to credit loss over the contractual term of the loan. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. On January 1, 2023, we recorded an increase of $4.0 million to the allowance for credit losses for the cumulative effect of adopting ASC 326 for our loan portfolio. For additional information on adoption of ASC 326, see “—Critical Accounting Policies—Allowance for Credit Losses” below and “Part II—Item 8. Financial Statements and Supplementary Data—Note 1– Nature of Operations and Summary of Significant Accounting Policies” and “—Note 3 – Loans and Allowance for Credit Losses.”

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

As of December 31, 2023, the allowance for credit losses on loans totaled $37.0 million, or 1.02% of total loans. As of December 31, 2022, the allowance for credit losses on loans totaled $30.4 million, or 0.98% of total loans. The increase in our allowance for credit losses on loans of $6.7 million, or 22.0%, was primarily due to $4.0 million from the impact of ASC 326 adoption and the $3.9 million provision for credit losses on loans recorded for the year ended December 31, 2023 offset by net charge-offs of $1.2 million for the year ended December 31, 2023.

The following tables present as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For Year Ended December 31,
(Dollars in thousands)	2023	2022
Allowance for credit loss at beginning of period	$30,351	$19,295
Impact of ASC 326 adoption	4,000	—
Provision for credit loss on loans	3,908	12,200
Charge-offs:
Commercial and industrial	(1,824)	(1,214)
Consumer	(19)	(18)
Municipal and other	(20)	—
Total charge-offs	(1,863)	(1,232)
Recoveries:
Commercial and industrial	626	72
Consumer	—	13
Municipal and other	—	3
Total recoveries	626	88
Net charge-offs	(1,237)	(1,144)
Allowance for credit losses at end of period	$37,022	$30,351
Ratio of allowance for credit loss to total loans	1.02%	0.98%
Ratio of net charge-offs to average loans	0.04%	0.04%

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of December 31,
	2023		2022
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$4,311	14.3%	$3,773	15.9%
Non-farm non-residential non-owner occupied	5,541	16.1%	5,741	16.3%
Residential	2,341	9.4%	1,064	9.9%
Construction, development and other	5,853	19.1%	3,053	18.3%
Farmland	244	0.8%	82	0.7%
Commercial and industrial	17,617	34.7%	16,269	34.1%
Consumer	14	0.1%	6	0.1%
Municipal and other	1,101	5.5%	363	4.7%
	$37,022	100.0%	$30,351	100.0%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of December 31, 2023.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31,
	2023		2022
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities available for sale:
U.S. government and agency securities	$4,017	$3,991	$—	$—
State and municipal securities	—	—	422	417
Mortgage-backed securities and collateralized mortgage obligations	77,703	78,533	23,522	22,881
U.S. Treasury bonds	—	—	100,567	98,518
Corporate bonds	100,371	95,563	57,607	54,251
	$182,091	$178,087	$182,118	$176,067

As of December 31, 2023, the carrying amount of the security portfolio was $178.1 million compared to $176.1 million as of December 31, 2022, an increase of $2.0 million, or 1.1%. Investment securities represented 4.1% and 4.7% of total assets as of December 31, 2023 and 2022, respectively.

The mortgage-backed securities held include agency collateralized mortgage obligations, Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2023 and 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The amortized cost and estimated fair value of securities available for sale at December 31, 2023, by contractual maturity, are shown below:

	As of December 31, 2023
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,905	$2,937
Due from one year to five years	9,340	9,547
Due from five years to ten years	83,068	77,960
Over ten years	9,075	9,110
	104,388	99,554
Mortgage-backed securities and collateralized mortgage obligations	77,703	78,533
Total available for sale	$182,091	$178,087

The weighted average life of our investment portfolio was 7.47 years and 3.11 years as of December 31, 2023 and 2022, respectively.

Deposits

Total deposits as of December 31, 2023 were $3.80 billion, an increase of $567.0 million, or 17.5%, compared to $3.24 billion as of December 31, 2022. The increase was primarily due to growth in our national wholesale deposits through our core, fiduciary and institutional deposit programs, continued growth in our primary market areas, and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest-bearing deposits as of December 31, 2023 were $459.6 million, a decrease of $26.6 million, or 5.5%, compared to $486.1 million as of December 31, 2022. Total interest-bearing account balances as of December 31, 2023 were $3.34 billion, an increase of $593.6 million, or 21.6%, from $2.75 billion as of December 31, 2022. The decrease in noninterest-bearing deposits and increase in interest-bearing account balances were primarily due to our customers transferring balances from their noninterest-bearing accounts to their interest-bearing accounts as rates increased during 2023.

The components of deposits as of the dates shown below were as follows:

	As of December 31,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$459,553	12.1%	$486,114	15.0%
Interest-bearing deposits	2,842,668	74.7%	2,498,325	77.2%
Savings	24,998	0.7%	35,677	1.1%
Time deposits	475,929	12.5%	216,030	6.7%
Total deposits	$3,803,148	100.0%	$3,236,146	100.0%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

As of December 31,
(Dollars in thousands)	2023
Three months or less	$91,431
Over three months through six months	65,599
Over six months through twelve months	79,335
Over twelve months	73,240
Total	$309,605

The estimated amount of uninsured deposits at December 31, 2023 was $1.08 billion.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$473,558	—	$313,972	—
Interest-bearing demand deposits	2,332,972	4.14%	2,103,071	1.36%
Savings	29,282	0.51%	36,166	0.29%
Time deposits	423,351	4.30%	237,842	0.82%
Total interest-bearing deposits	2,785,605	4.13%	2,377,079	1.29%
Total deposits	$3,259,163	3.53%	$2,691,051	1.14%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2023 and 2022 was 14.5% and 11.7%, respectively.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

	As of December 31,
(Dollars in thousands)	2023	2022
FHLB borrowings	$-	$-
Line of Credit - Senior Debt	38,875	30,875
Note Payable - Subordinated Debt	80,553	80,348
Total borrowings	$119,428	$111,223

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks, real estate loans and investment securities. As of December 31, 2023 and 2022, total borrowing capacity available under this arrangement was $565.1 million and $719.1 million, respectively. The Company had no FHLB advances outstanding at December 31, 2023 and 2022. Our cost of FHLB advances was 5.43% for the year ended December 31, 2023 and 2.70% for the year ended December 31, 2022. In addition, letters of credit with the FHLB in the amount of $463.1 million and $290.3 million were outstanding at December 31, 2023 and 2022, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from January 2024 through July 2025 as of December 31, 2023.

Line of Credit - Senior Debt. On September 10, 2022, our $30.9 million revolving line of credit facility matured and was renewed and increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. Prior to maturity, the note bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date. Upon renewal, the note bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. At December 31, 2023, the outstanding balance of the note was $38.9 million.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. As of December 31, 2023, the outstanding balance was $80.6 million, net of $1.7 million in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Our cost of notes payable was 6.74% and 5.96% for the years ended December 31, 2023 and 2022, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. In June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of December 31, 2023, total borrowing capacity under this arrangement was $1.2 billion. There were no advances outstanding at December 31, 2023.

Federal Funds Lines of Credit. At December 31, 2023 and 2022, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at December 31, 2023 and 2022.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the year ended December 31, 2023, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings. For the year ended December 31, 2022, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, borrowings, and proceeds from issuance of stock.

At December 31, 2023, the Company had borrowing capacity available under FHLB advances of $565.1 million, line of credit - senior debt of $11.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.2 billion, and federal funds lines of credit of $36.5 million. At December 31, 2022, the Company had borrowing capacity under FHLB advances of $719.1 million, line of credit - senior debt of $19.1 million, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $3.90 billion for the year ended December 31, 2023 and $3.20 billion for the year ended December 31, 2022.

	For the Year Ended December 31,
	2023	2022
Sources of Funds:
Deposits:
Noninterest-bearing	12.2%	9.8%
Interest-bearing	71.5%	74.3%
FHLB advances	2.0%	2.5%
Notes payable	2.9%	2.4%
Other liabilities	1.2%	0.9%
Shareholders’ equity, including ESOP-owned shares	10.2%	10.1%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	85.5%	83.4%
Securities (available for sale and held to maturity)	5.0%	3.9%
Federal funds sold and other interest-earning assets	4.7%	7.0%
Other noninterest-earning assets	4.8%	5.7%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	14.5%	11.7%
Average total loans to average deposits	103.3%	100.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of December 31, 2023, we had $1.35 billion in outstanding commitments to extend credit and $26.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $1.15 billion in outstanding commitments to extend credit and $21.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2023 and 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of December 31, 2023, we had cash and cash equivalents of $411.8 million, compared to $332.0 million as of December 31, 2022.

Capital Resources

Total shareholders’ equity increased to $412.0 million as of December 31, 2023, compared to $381.8 million as of December 31, 2022, an increase of $30.2 million, or 7.9%. This increase was primarily the result of the $33.4 million in net income and $3.0 million, net of tax, other comprehensive income offset by the $3.2 million, net of tax, allowance for credit loss adjustment from the adoption of ASC 326 and $4.7 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of December 31, 2023 and 2022, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The Company began reporting ratios beginning March 31, 2023 in accordance with the regulatory framework. The following table presents the regulatory capital ratios for the Company and Bank as of the dates indicated.

	Actual December 31,
	2023	2022	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.23%	N/A	4.00%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.06%	N/A	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.70%	N/A	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.66%	N/A	8.00%	10.50%	N/A
Third Coast Bank, SSB
Tier 1 leverage capital (to average assets)	11.91%	13.11%	4.00%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.52%	12.95%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.52%	12.95%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	13.49%	13.79%	8.00%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

As part of its hedging strategy, the Company entered into two five-year pay-fixed interest rate swap agreements during December 2023. The instruments have notional amounts of $100 million each with pay-fixed interest rates of 3.718% and 3.473%, respectively. The instruments are designated as cash flow hedges, and changes in fair value are recognized in other comprehensive income. The facilities are scheduled to mature on December 6, 2028 and December 21, 2028, respectively.

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

For the years ended December 31, 2023 and 2022, approximately $1.7 million and $401,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2023, no such deterioration was determined by management.

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

For some of our loan participation facilities, we enter into Risk Participation Agreements with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At December 31, 2023, the Company's derivative assets and liabilities totaled $8.8 million and $10.7 million, respectively.

For additional information regarding derivatives, see Note 17 – Derivative Financial Instruments in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2023		2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	(0.35)%	(5.91)%	9.99%	11.90%
+ 200	(0.23)%	(3.39)%	6.64%	8.27%
+ 100	(0.09)%	(1.35)%	3.31%	4.31%
Base	—	—	—	—
–100	0.05%	0.35%	(3.32)%	(2.46)%

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

Recently Issued Accounting Pronouncements

See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1 – Nature of Operations and Summary of Significant Accounting Policies.”

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chairman, President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023. Based on this evaluation, the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the FDICIA. Management’s assessment determined that the Company maintained effective internal controls over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year end (the “Proxy Statement”).

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

4.4	Form of 5.500% Fixed-to-Floating Rate Subordinated Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
4.5	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).
10.1†	Third Coast Bancshares, Inc. 2013 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.2†	Third Coast Bancshares, Inc. 2017 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.3†	Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.4†

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

10.10†	Employment Agreement between Third Coast Bank, SSB and John McWhorter (incorporated by reference to Exhibit 10.11 to the Company's Form S-1 filed with the SEC on October 15, 2021).

10.11†

Employment Agreement between Third Coast Bancshares, Inc., Third Coast Bank, SSB and Bart Caraway (incorporated by reference to Exhibit 10.12 to the Company's Form S-1 filed with the SEC on October 15, 2021).

10.12†	Employment Agreement between Third Coast Bank, SSB and Audrey Duncan (incorporated by reference to Exhibit 10.13 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.13†	Salary Continuation Agreement between Third Coast Bank, SSB and John McWhorter (incorporated by reference to Exhibit 10.15 to the Company's Form S-1 filed with the SEC on October 15, 2021 ).
10.14†	Salary Continuation Agreement between Third Coast Bank, SSB and Bart Caraway (incorporated by reference to Exhibit 10.16 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.15†	Salary Continuation Agreement between Third Coast Bank, SSB and Audrey Duncan (incorporated by reference to Exhibit 10.17 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.16†	Separation Agreement between Heritage Bank and Dennis Bonnen (incorporated by reference to Exhibit 10.18 to the Company's Form S-1 filed with the SEC on October 15, 2021).
10.17†	Form of Capital Warrant Agreement (incorporated by reference to Exhibit 10.19 to the Company's Form S-1 filed with the SEC on October 15, 2021).
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

10.21†

Form of Notice of Grant of Restricted Stock and Restricted Stock Award Agreement for Officers under the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Form S-1 filed with the SEC on October 15, 2021).

10.22

Form of Investment Agreement, dated September 8, 2022, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).#

10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.24	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.25	Form of Letter Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.26

Renewal, Extension and Modification of Loan, effective September 10, 2022, by and among Third Coast Bancshares, Inc. and American National Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.27

Form of Letter Agreement, dated September 30, 2022, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).

10.28†

Consulting Agreement, dated as of January 1, 2023, by and between Third Coast Bancshares, Inc. and Dennis Bonnen (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2023).

10.29†

Employment Agreement, dated as of April 20, 2023, by and between Bill Bobbora and Third Coast Bank, SSB (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.30†

Salary Continuation Agreement, dated as of April 20, 2023, by and between Third Coast Bank, SSB and Bill Bobbora (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

21.1*	Subsidiaries of Third Coast Bancshares, Inc.
23.1*	Consent of Whitley Penn LLP.
24.1*	Powers of attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Third Coast Bancshares, Inc. Compensation Recovery Policy dated October 19, 2023.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Third Coast Bancshares, Inc.

Date: March 7, 2024	By:	/s/ Bart O. Caraway
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

Name	Title	Date

/s/ Bart O. Caraway	Chairman, President and Chief Executive Officer	March 7, 2024
Bart O. Caraway	(Principal Executive Officer)

/s/ R. John McWhorter	Chief Financial Officer	March 7, 2024
R. John McWhorter	(Principal Financial and Accounting Officer)

/s/ Carolyn Bailey	Director	March 7, 2024
Carolyn Bailey

/s/ Martin Basaldua	Director	March 7, 2024
Martin Basaldua

/s/ Dennis Bonnen	Director	March 7, 2024
Dennis Bonnen

/s/ W. Donald Brunson	Director	March 7, 2024
W. Donald Brunson

/s/ Troy A. Glander	Director	March 7, 2024
Troy A. Glander

/s/ Shelton J. McDonald	Director	March 7, 2024
Shelton J. McDonald

/s/David Phelps	Director	March 7, 2024
David Phelps

/s/ Tony Scavuzzo	Director	March 7, 2024
Tony Scavuzzo

/s/ Joseph L. Stunja	Director	March 7, 2024
Joseph L. Stunja

/s/ Reagan Swinbank	Director	March 7, 2024
Reagan Swinbank

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Third Coast Bancshares, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Third Coast Bancshares, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes to the consolidated financial statements. In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
Dallas, Texas
March 7, 2024

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share and per share data)	2023	2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$296,926	$329,864
Federal funds sold	114,919	2,150
Total cash and cash equivalents	411,845	332,014
Investment securities available-for-sale	178,087	176,067
Loans, net of allowance for credit losses of $37,022 and $30,351 at December 31, 2023 and 2022, respectively	3,601,766	3,077,200
Accrued interest receivable	23,120	18,340
Premises and equipment, net	28,554	28,662
Bank-owned life insurance	65,861	60,761
Non-marketable equity securities, at cost	16,041	14,618
Deferred tax asset, net	9,227	6,303
Derivative assets	8,828	9,213
Right-of-use asset - operating leases	21,439	17,872
Core Deposit Intangible, net	969	1,131
Goodwill	18,034	18,034
Other assets	12,303	12,933
Total assets	$4,396,074	$3,773,148
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$459,553	$486,114
Interest bearing	3,343,595	2,750,032
Total deposits	3,803,148	3,236,146
Accrued interest payable	4,794	2,545
Derivative liabilities	10,687	9,221
Lease liability - operating leases	22,280	18,209
Other liabilities	23,763	14,024
Line of credit - Senior Debt	38,875	30,875
Note payable - Subordinated Debt, net	80,553	80,348
Total liabilities	3,984,100	3,391,368
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at December 31, 2023 and 2022, respectively	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at December 31, 2023 and 2022, respectively	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,683,127 and 13,610,198 issued; and 13,604,665 and 13,531,736 outstanding at December 31, 2023 and 2022, respectively	13,683	13,610
Common stock - non-voting, $1 par value; 3,500,000 and 0 shares authorized at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	319,613	318,033
Retained earnings	78,775	53,270
Accumulated other comprehensive income (loss)	933	(2,103)
Treasury stock: at cost; 78,462 shares at December 31, 2023 and 2022, respectively	(1,099)	(1,099)
Total shareholders' equity	411,974	381,780
Total liabilities & shareholders' equity	$4,396,074	$3,773,148

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2023	2022	2021
Interest income:
Loans, including fees	$248,911	$146,425	$98,886
Investment securities available-for-sale	8,313	3,925	1,043
Federal funds sold and other	9,320	3,596	686
Total interest income	266,544	153,946	100,615
Interest expense:
Deposit accounts	115,044	30,696	8,526
FHLB advances and other borrowings	11,975	6,796	1,536
Total interest expense	127,019	37,492	10,062
Net interest income	139,525	116,454	90,553
Provision for credit losses	6,320	12,200	9,923
Net interest income after provision for credit losses	133,205	104,254	80,630
Noninterest income:
Services charges and fees	3,233	2,714	2,367
Gain on sale of investment securities available-for-sale	482	—	—
Gain on sales of SBA loans	440	950	586
Earnings on bank-owned life insurance	2,101	1,312	567
Derivative fees	763	1,259	820
Other	1,186	988	538
Total noninterest income	8,205	7,223	4,878
Noninterest expense:
Salaries and employee benefits	62,217	56,510	48,642
Data processing and network expense	4,735	3,947	3,060
Occupancy and equipment expense	11,285	8,526	5,367
Legal and professional	7,783	6,987	5,293
Loan operations	673	988	1,963
Advertising and marketing	2,627	1,912	1,889
Telephone and communications	510	496	595
Software purchases and maintenance	2,375	1,012	852
Regulatory assessments	2,598	3,464	1,101
Loss on sale of other real estate owned	—	350	344
Other	4,995	4,117	1,919
Total noninterest expense	99,798	88,309	71,025
Net income before income tax expense	41,612	23,168	14,483
Income tax expense	8,211	4,509	3,059
Net income	33,401	18,659	11,424
Preferred stock dividends declared	4,736	1,418	—
Net income available to common shareholders	$28,665	$17,241	$11,424
Earnings per common share:
Basic earnings per share	$2.11	$1.28	$1.45
Diluted earnings per share	$1.98	$1.25	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$33,401	$18,659	$11,424
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	2,529	(7,049)	861
Reclassification for net gains realized through the sales of securities	(482)	—	—
Income tax benefit (expense)	(430)	1,480	(181)
Other comprehensive income (loss) on securities	1,617	(5,569)	680
Unrealized gain (loss) on derivatives:
Unrealized holding loss arising during the period	(1,541)	—	(216)
Gain on termination of derivative instruments	5,007	3,025	945
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(1,670)	(401)	(180)
Income tax expense	(377)	(551)	(115)
Other comprehensive income on derivatives	1,419	2,073	434
Total other comprehensive income (loss)	3,036	(3,496)	1,114
Total comprehensive income	$36,437	$15,163	$12,538

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

							Accumulated		Less:
					Additional		Other		ESOP-
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury	Owned
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Shares	Total
Balance, January 1, 2021	$—	$—	$6,350	$—	$91,462	$24,605	$279	$(978)	$(1,302)	$120,416
Net income	—	—	—	—	—	11,424	—	—	—	11,424
Share-based compensation	—	—	—	—	659	—	—	—	—	659
Warrants exercised	—	—	2	—	17	—	—	—	—	19
Stock options exercised	—	—	83	—	912	—	—	—	—	995
Common stock issued from initial public offering	—	—	4,025	—	88,018	—	—	—	—	92,043
Common stock issued from private placement offering	—	—	2,938	—	67,571	—	—	—	—	70,509
Issuance of common stock to ESOP	—	—	34	—	613	—	—	—	(647)	—
Terminated ESOP put option	—	—	—	—	—	—	—	—	2,266	2,266
Restricted stock grants	—	—	50	—	(50)	—	—	—	—	—
Net change in fair value of ESOP shares	—	—	—	—	—	—	—	—	(317)	(317)
Net redemption of treasury stock	—	—	—	—	—	—	—	(121)	—	(121)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,114	—	—	1,114
Balance, December 31, 2021	$—	$—	$13,482	$—	$249,202	$36,029	$1,393	$(1,099)	$—	$299,007
Net income	—	—	—	—	—	18,659	—	—	—	18,659
Share-based compensation	—	—	—	—	1,275	—	—	—	—	1,275
Stock options exercised	—	—	47	—	625	—	—	—	—	672
Preferred stock issued - private placement	69	—	—	—	66,156	—	—	—	—	66,225
Issuance of common stock to ESOP	—	—	36	—	820	—	—	—	—	856
Restricted stock grants	—	—	45	—	(45)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,496)	—	—	(3,496)
Preferred dividends declared - Series A, $20.44 per share			—		—	(1,418)	—	—	—	(1,418)
Balance, December 31, 2022	$69	$—	$13,610	$—	$318,033	$53,270	$(2,103)	$(1,099)	$—	$381,780
Adoption of ASC 326, allowance for credit loss adjustment, net of tax	—	—	—	—	—	(3,160)	—	—	—	(3,160)
Net income	—	—	—	—	—	33,401	—	—	—	33,401
Share-based compensation	—	—	—	—	1,628	—	—	—	—	1,628
Warrants exercised	—	—	4	—	43	—	—	—	—	47
Stock options exercised	—	—	1	—	(1)	—	—	—	—	—
Restricted stock grants	—	—	81	—	(81)	—	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(13)	—	(9)	—	—	—	—	(22)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,036	—	—	3,036
Preferred dividends declared - Series A, $68.25 per share			—		—	(4,736)	—	—	—	(4,736)
Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$—	$411,974

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$33,401	$18,659	$11,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,320	12,200	9,923
Changes in deferred tax, net	(2,891)	(1,250)	(380)
Share based compensation expense	1,628	1,275	659
Gain on sale of investment securities available-for-sale	(482)	—	—
Gain on sale of SBA loans	(440)	(950)	(586)
Loss on sale of other real estate owned	—	350	344
(Accretion) amortization of premium on securities, net	(409)	392	34
Accretion of gain on terminated cash flow hedges	(1,670)	(401)	(180)
Accretion of SBA Paycheck Protection Program fees	(23)	(2,039)	(19,249)
Amortization of subordinated debt origination costs	205	154	—
Depreciation, amortization and accretion	(465)	(479)	(270)
Earnings on bank-owned life insurance	(2,101)	(1,312)	(567)
Proceeds from sale of loans held for sale	—	—	2,346
Net change in operating leases	504	337	—
Net change in derivative assets and liabilities	310	8	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(4,388)	(12,707)	749
Accrued interest payable and other liabilities	9,576	7,554	337
Net cash provided by operating activities	39,075	21,791	4,584
Cash flows from investing activities:
Net decrease (increase) in interest bearing deposits in other banks	—	131	(2)
Net purchase of non-marketable equity securities	(1,423)	(7,878)	(3,120)
Investment securities available-for-sale activity:
Purchases	(3,116,566)	(2,159,237)	(1,997,000)
Sales	13,939	—	—
Maturities, calls and principal paydowns	3,103,545	2,002,160	1,996,989
Proceeds from termination of derivative instruments	5,007	3,025	945
Net originations on loans held for investment	(527,600)	(1,033,947)	(493,601)
Net additions to bank premises and equipment	(3,437)	(12,189)	(5,620)
Proceeds from disposal of fixed assets	—	1,326	—
Proceeds from sales of foreclosed assets	—	—	1,347
Purchase of bank owned life insurance	(3,000)	(32,921)	—
Net cash used in investing activities	(529,535)	(1,239,530)	(500,062)
Cash flows from financing activities:
Net increase in deposits	567,002	1,095,127	507,726
Net repayment of FHLB Advances	—	(50,000)	(20,000)
Net proceeds from subordinated debt issuance	—	80,194	—
Net repayment of subordinated notes payable - related party	—	—	(13,000)
Net proceeds from (repayment of) line of credit - senior debt	8,000	29,875	(19,875)
Net proceeds from issuance of preferred stock - private placement	—	66,225	—
Net proceeds from issuance of common stock - private placement	—	—	70,509
Net proceeds from issuance of common stock - initial public offering	—	—	92,043
Issuance of common stock to ESOP	—	856	647
Proceeds from stock warrants exercised	47	—	19
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(22)	—	—
Proceeds from stock options exercised	—	672	995
Dividends paid on Series A preferred stock	(4,736)	(221)	—
Net redemption of treasury stock	—	—	(121)
Net cash provided by financing activities	570,291	1,222,728	618,943
Change in cash and cash equivalents	79,831	4,989	123,465
Cash and cash equivalents at beginning of period	332,014	327,025	203,560
Cash and cash equivalents at end of period	$411,845	$332,014	$327,025

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$124,770	$35,384	$10,840
Cash paid for income taxes	$8,567	$7,065	$6,225
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use lease assets obtained in exchange for operating lease liabilities	$5,702	$19,211	$—
Net increase in fair value of ESOP-owned shares	$—	$—	$(317)
Terminated ESOP put option	$—	$—	$2,266

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

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

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), reporting practices prescribed by the financial services industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations.

The accompanying consolidated financial statements include the accounts of Bancshares, the Bank, and TCCC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and of the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

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

December 31, 2023 and 2022

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

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance,

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Further information regarding our policies and methodology used to estimate the allowance for credit losses on available-for-sale securities is presented in Note 2 – Investment Securities Available-for-Sale.

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

Allowance for Credit Losses - Loans: The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 3 – Loans and Allowance for Credit Losses.

Allowance For Credit Losses - Off-Balance Sheet Credit Exposures: The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of provision for credit loss expense. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance sheet credit exposures is presented in Note 10 – Financial Instruments with Off-Balance Sheet Risk.

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

The Company applies guidance issued by the FASB that clarifies the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, in which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. To calculate the gain or loss on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair value of each portion. The gain or loss on the sold portion of the loan is recognized based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At December 31, 2023 and 2022, the Company was servicing loans previously sold of approximately $4.8 million and $8.3 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at December 31, 2023 and 2022.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

Operating Leases

The Company leases certain office space and stand-alone buildings and equipment which are recognized as operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases on a discounted basis and are amortized on a straight-line basis over the lease term for each related lease agreement. Right-of-use assets represent the Company's right to use, or control the use of, leased assets for their lease term and are amortized over the lease term of the related lease agreement. See further discussion of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) below. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has a term of 12 months or less and does not have a purchase option that is likely to be exercised.

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. Operating and holding expenses of such properties, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred. At December 31, 2023 and 2022, the Company had no other real estate owned.

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

December 31, 2023 and 2022

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

When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains and/or losses accumulated in other comprehensive income are amortized into earnings over the same period which the hedged transaction will affect earnings.

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. For the years ended December 31, 2023, 2022 and 2021, advertising and marketing expenses were $2.6 million, $1.9 million and $1.9 million, respectively, and are included within noninterest expense in the accompanying consolidated statements of income.

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

December 31, 2023 and 2022

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

Recently Adopted Accounting Standards: ASU 2016-02 - Leases

The Company adopted ASU 2016-02 - “Leases” (Topic 842) on January 1, 2022 using the effective date as the date of initial adoption. The Company elected to apply certain practical expedients for transition, and under those expedients the Company did not reassess prior accounting decisions regarding the identification, classification and initial direct costs of leases existing at the effective date. The Company also elected to use hindsight in determining the lease term when considering options to extend the lease and excluded short-term leases (defined as lease terms of 12 months or less). The Company elected to separate non-lease components from lease components in its application of ASU 2016-02. At adoption, the Company recorded right-of-use assets totaling $11.0 million, which represented the Company's right to use, or control the use of, specified assets for their lease terms, and the Company recorded lease liabilities totaling $10.9 million, which represented the Company's liability to make lease payments under these leases. The ASU 2016-02 standard applied to all leases existing at the date of initial adoption. The Company's financial statements and related footnotes were not updated for ASU 2016-02 for dates and periods before the date of adoption. See Note 9 – Leases.

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

The Company adopted ASC 326 using the modified retrospective method for financial instruments measured at amortized cost and off-balance sheet credit exposure which requires reporting periods beginning after January 1, 2023 to be presented under ASC 326 guidance while prior period amounts continue to be reported in accordance with previously applicable inherent risk methodology. Effective January 1, 2023, the Company adopted the standard and recorded an increase in the allowance for credit losses of $4.0 million and a net after-tax adjustment to retained earnings of $3.2 million for the cumulative effect of adopting ASC 326 for its loan portfolio.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

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

Recently Issued Accounting Standards - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 720), Improvements to Income Tax Disclosures." ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The carrying amount of securities and their approximate fair values as of December 31, 2023 and 2022 are as follows:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities available-for-sale:
U.S. government and agency securities	$4,017	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	77,703	1,599	769	78,533
Corporate bonds	100,371	861	5,669	95,563
	$182,091	$2,460	$6,464	$178,087

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities available-for-sale:
State and municipal securities	$422	$—	$5	$417
Mortgage-backed securities and collateralized mortgage obligations	23,522	238	879	22,881
U.S. Treasury bonds	100,567	—	2,049	98,518
Corporate bonds	57,607	59	3,415	54,251
	$182,118	$297	$6,348	$176,067

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

The amortized cost and estimated fair value of securities available for sale at December 31, 2023, by contractual maturity, are shown below.

	December 31, 2023
	Investment Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,905	$2,937
Due from one year to five years	9,340	9,547
Due from five to ten years	83,068	77,960
Over ten years	9,075	9,110
	104,388	99,554
Mortgage-backed securities and collateralized mortgage obligations	77,703	78,533
	$182,091	$178,087

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The following table summarizes securities with unrealized losses at December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2023
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
U.S. government and agency securities	$26	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	—	769	769	16,001
Corporate bonds	128	5,541	5,669	64,143
	$154	$6,310	$6,464	$84,135

	December 31, 2022
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
State and municipal securities	$5	$—	$5	$417
Mortgage-backed securities and collateralized mortgage obligations	879	—	879	18,376
U.S. Treasury bonds	2,049	—	2,049	98,518
Corporate bonds	3,415	—	3,415	50,413
	$6,348	$—	$6,348	$167,724

There were 37 investments in an unrealized loss position at December 31, 2023, and 35 investments in an unrealized loss position at December 31, 2022. As of December 31, 2023, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of December 31, 2023 and 2022.

Proceeds from the sales of securities and their gross gains for the year ended December 31, 2023 were $13.9 million and $482,000, respectively. No losses were recorded on the sales of securities for the year ended December 31, 2023. The Company did not sell any securities during the years ended December 31, 2022 or 2021.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022
Real estate loans:
Non-farm non-residential owner occupied	$520,822	$493,791
Non-farm non-residential non-owner occupied	586,626	506,012
Residential	342,589	308,775
Construction, development & other	693,553	567,851
Farmland	30,396	22,820
Commercial & industrial	1,263,077	1,058,910
Consumer	2,555	3,872
Municipal and other	199,170	145,520
	3,638,788	3,107,551
Allowance for credit losses	(37,022)	(30,351)
Loans, net	$3,601,766	$3,077,200

Total loans are presented net of unaccreted discounts and deferred fees net of deferred costs totaling $11.8 million and $7.8 million at December 31, 2023 and 2022, respectively.

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

Non-accrual loans and accruing loans past due more than 90 days segregated by class of loans were as follows:

	December 31,
	2023		2022
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$1,211	$—	$1,699	$157
Non-farm non-residential non-owner occupied	1,235	—	296	—
Residential	2,938	—	513	—
Construction, development & other	247	—	45	—
Commercial & industrial	11,018	670	8,390	361
Consumer	—	—	20	—
	$16,649	$670	$10,963	$518

Of the non-accrual loans disclosed above, $8.8 million did not have an allowance for credit loss at December 31,2023.

As of December 31, 2023, 2022, and 2021, the amount of income that would have been accrued for loans on non-accrual was approximately $1.1 million, $0.6 million, and $0.5 million, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

An age analysis of past due loans, segregated by class of loans, were as follows:

	December 31, 2023
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$—	$—	$1,211	$1,211	$519,611	$520,822
Non-farm non-residential non-owner occupied	—	212	1,235	1,447	585,179	586,626
Residential	312	495	2,938	3,745	338,844	342,589
Construction, development & other	428	177	247	852	692,701	693,553
Farmland	—	—	—	—	30,396	30,396
Commercial & industrial	4,467	659	11,688	16,814	1,246,263	1,263,077
Consumer	2	—	—	2	2,553	2,555
Municipal and other	88	—	—	88	199,082	199,170
	$5,297	$1,543	$17,319	$24,159	$3,614,629	$3,638,788

	December 31, 2022
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$2,996	$—	$1,856	$4,852	$488,939	$493,791
Non-farm non-residential non-owner occupied	132	—	296	428	505,584	506,012
Residential	2,356	—	513	2,869	305,906	308,775
Construction, development & other	130	—	45	175	567,676	567,851
Farmland	—	—	—	—	22,820	22,820
Commercial & industrial	791	613	8,751	10,155	1,048,755	1,058,910
Consumer	—	—	20	20	3,852	3,872
Municipal and other	162	—	—	162	145,358	145,520
	$6,567	$613	$11,481	$18,661	$3,088,890	$3,107,551

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The table below presents the amortized cost basis of loans at period end that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented.

	December 31, 2023
	Loan modifications
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Principal forgiveness	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Real estate loans:
Commercial & industrial	3	$6,970	—	—	$63	$63

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of December 31, 2023, there were no modified loans in the previous twelve-month periods that were in default.

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

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. Interest income collected on impaired loans was approximately $368,000 and $248,000 for the years ended December 31, 2022 and 2021, respectively.

Credit Quality Indicators

Credit Quality Indicators. From a credit risk standpoint, the Company classifies its loans in one of six categories: (i) pass, (ii) special mention, (iii) substandard, (iv) purchased credit deteriorated, (v) doubtful, or (vi) loss.

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

December 31, 2023 and 2022

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

(iv) Credits purchased from third parties are recorded at their estimated fair value at the acquisition date and are classified as PCD loans if the loans reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies - Certain Acquired Loans.

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

The following tables summarize the Company’s internal ratings of its loans:

	December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development & other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial & industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
	$3,567,084	$47,344	$24,038	$322	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The following tables summarize the Company's loans by risk grades, loan class and vintage, at December 31, 2023 and 2022. Gross charge-offs by origination year and loan class are also presented for the years ended December 31, 2023 and 2022.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
December 31, 2023:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$55,172	$179,776	$127,020	$70,984	$33,439	$37,433	$6,987	$510,811
Special Mention	535	2,350	2,632	—	—	—	—	5,517
Substandard	157	41	984	—	2,190	659	463	4,494
Total Non-farm non-residential owner-occupied	$55,864	$182,167	$130,636	$70,984	$35,629	$38,092	$7,450	$520,822
Non-farm non-residential non-owner occupied
Pass	$105,084	$180,054	$212,484	$26,559	$23,112	$25,486	$8,202	$580,981
Special Mention	4,197	—	—	212	—	—	—	4,409
Substandard	—	88	—	—	—	1,148	—	1,236
Total Non-farm non-residential non owner-occupied	$109,281	$180,142	$212,484	$26,771	$23,112	$26,634	$8,202	$586,626
Residential
Pass	$97,867	$112,138	$86,117	$19,178	$10,027	$7,275	$6,017	$338,619
Special Mention	94	—	—	444	—	—	—	538
Substandard	2,734	253	437	—	—	8	—	3,432
Total Residential	$100,695	$112,391	$86,554	$19,622	$10,027	$7,283	$6,017	$342,589
Construction, development & other
Pass	$136,888	$110,486	$55,938	$785	$86	$529	$387,386	$692,098
Special Mention	—	—	1,208	—	—	—	—	1,208
Substandard	244	—	—	—	—	3	—	247
Total Construction, development & other	$137,132	$110,486	$57,146	$785	$86	$532	$387,386	$693,553
Farmland
Pass	$11,030	$11,328	$2,070	$96	$3,619	$818	$586	$29,547
Substandard	—	849	—	—	—	—	—	849
Total Farmland	$11,030	$12,177	$2,070	$96	$3,619	$818	$586	$30,396
Commercial & industrial
Pass	$221,392	$49,536	$79,690	$16,843	$14,576	$1,321	$829,945	$1,213,303
Special Mention	4,284	4,068	23,916	467	21	55	2,861	35,672
Substandard	483	3,783	4,461	1,276	1,377	82	2,318	13,780
Doubtful	—	—	—	—	322	—	—	322
Total Commercial & industrial	$226,159	$57,387	$108,067	$18,586	$16,296	$1,458	$835,124	$1,263,077
Current period gross charge-offs	$—	$—	$—	$(181)	$(1,523)	$(120)	$—	$(1,824)
Consumer
Pass	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Total Consumer	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Current period gross charge-offs	$—	$—	$—	$—	$—	$(19)	$—	$(19)
Municipal and other
Pass	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Municipal and other	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Current period gross charge-offs	$(10)	$(6)	$(2)	$(2)	$—	$—	$—	$(20)
Total Loans	$728,220	$670,826	$630,164	$140,839	$89,901	$74,864	$1,303,974	$3,638,788
Total Charge-Offs	$(10)	$(6)	$(2)	$(183)	$(1,523)	$(139)	$—	$(1,863)

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior Years	Cost Basis	Total
December 31, 2022:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$182,294	$125,782	$78,148	$43,076	$27,010	$27,060	$4,263	$487,633
Special Mention	—	1,885	—	—	—	—	—	1,885
Substandard	893	473	—	2,213	419	275	—	4,273
Total Non-farm non-residential owner-occupied	$183,187	$128,140	$78,148	$45,289	$27,429	$27,335	$4,263	$493,791
Non-farm non-residential non-owner occupied
Pass	$188,662	$197,972	$39,065	$21,051	$20,850	$21,410	$9,977	$498,987
Special Mention	—	—	228	—	—	—	—	228
Substandard	192	104	—	5,200	—	1,301	—	6,797
Total Non-farm non-residential non owner-occupied	$188,854	$198,076	$39,293	$26,251	$20,850	$22,711	$9,977	$506,012
Residential
Pass	$121,652	$130,924	$23,149	$13,534	$6,115	$8,950	$3,557	$307,881
Substandard	—	878	—	—	—	16	—	894
Total Residential	$121,652	$131,802	$23,149	$13,534	$6,115	$8,966	$3,557	$308,775
Construction, development & other
Pass	$113,261	$110,572	$1,236	$291	$70	$629	$333,127	$559,186
Special Mention	—	8,620	—	—	—	—	—	8,620
Substandard	40	—	—	—	—	5	—	45
Total Construction, development & other	$113,301	$119,192	$1,236	$291	$70	$634	$333,127	$567,851
Farmland
Pass	$12,671	$2,736	$1,233	$3,820	$1,216	$553	$591	$22,820
Total Farmland	$12,671	$2,736	$1,233	$3,820	$1,216	$553	$591	$22,820
Commercial & industrial
Pass	$402,799	$177,599	$34,531	$20,509	$4,929	$1,394	$409,604	$1,051,365
Special Mention	1,329	700	132	—	—	91	—	2,252
Substandard	495	1,779	1,142	1,733	120	24	—	5,293
Total Commercial & industrial	$404,623	$180,078	$35,805	$22,242	$5,049	$1,509	$409,604	$1,058,910
Current period gross charge-offs	$—	$—	$—	$—	$—	$(462)	$(752)	$(1,214)
Consumer
Pass	$1,550	$1,224	$338	$199	$25	$93	$423	$3,852
Substandard	—	—	—	—	—	20	—	20
Total Consumer	$1,550	$1,224	$338	$199	$25	$113	$423	$3,872
Municipal and other
Pass	$75,817	$25,703	$7,542	$2,841	$412	$—	$33,205	$145,520
Total Municipal and other	$75,817	$25,703	$7,542	$2,841	$412	$—	$33,205	$145,520
Current period gross charge-offs	$—	$(18)	$—	$—	$—	$—	$—	$(18)
Total Loans	$1,101,655	$786,951	$186,744	$114,467	$61,166	$61,821	$794,747	$3,107,551
Total Charge-Offs	$—	$(18)	$—	$—	$—	$(462)	$(752)	$(1,232)

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

December 31, 2023 and 2022

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

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of real estate collateral supporting collateral dependent loans is evaluated using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The fair value of collateral supporting non-real estate loans is based on an “as is” valuation.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The following table presents the qualitative and quantitative details of the allowance for credit losses on loans by portfolio segment as of December 31, 2023:

(Dollars in thousands)	Non-farm non-residential owner occupied	Non-farm non-residential non-owner occupied	Residential	Construction, development & other	Farmland	Commercial & industrial	Consumer	Municipal and other	Total
Modeled expected credit losses	$2,324	$2,569	$1,474	$3,557	$166	$6,400	$8	$596	$17,094
Q-Factor and other qualitative adjustments	1,952	2,321	867	2,296	78	7,507	6	505	15,532
Specific allocations	35	651	—	—	—	3,710	—	—	4,396
	$4,311	$5,541	$2,341	$5,853	$244	$17,617	$14	$1,101	$37,022

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at December 31, 2023 and 2022.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31, 2023
(Dollars in thousands)	Beginning balance	CECL adoption adjustment	Provision for credit losses on loans	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,773	$1,324	$(786)	$—	$—	$4,311
Non-farm non-residential non-owner occupied	5,741	2,610	(2,810)	—	—	5,541
Residential	1,064	996	281	—	—	2,341
Construction, development & other	3,053	1,608	1,192	—	—	5,853
Farmland	82	12	150	—	—	244
Commercial & industrial	16,269	(2,903)	5,449	(1,824)	626	17,617
Consumer	6	4	23	(19)	—	14
Municipal and other	363	349	409	(20)	—	1,101
	$30,351	$4,000	$3,908	$(1,863)	$626	$37,022

	For the Year Ended December 31, 2022
(Dollars in thousands)	Beginning balance	Provision for credit losses on loans	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,456	$317	$—	$—	$3,773
Non-farm non-residential non-owner occupied	5,935	(194)	—	—	5,741
Residential	957	107	—	—	1,064
Construction, development & other	2,064	989	—	—	3,053
Farmland	45	37	—	—	82
Commercial & industrial	6,500	10,911	(1,214)	72	16,269
Consumer	6	5	(18)	13	6
Municipal and other	332	28	—	3	363
	$19,295	$12,200	$(1,232)	$88	$30,351

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

	For the Year Ended December 31, 2021
(Dollars in thousands)	Beginning balance	Provision for credit losses on loans	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$2,608	$848	$—	$—	$3,456
Non-farm non-residential non-owner occupied	3,107	2,828	—	—	5,935
Residential	1,218	(261)	—	—	957
Construction, development & other	932	1,132	—	—	2,064
Farmland	32	13	—	—	45
Commercial & industrial	3,858	5,233	(2,914)	323	6,500
Consumer	35	(30)	—	1	6
Municipal and other	189	160	(20)	3	332
	$11,979	$9,923	$(2,934)	$327	$19,295
The following tables summarize the allocation of the allowance for credit losses, by portfolio segment, for loans evaluated both individually and collectively for expected credit losses as of December 31, 2023 and 2022:

	December 31, 2023
	Period end amounts of ACL allocated to loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$35	$4,276	$4,311
Non-farm non-residential non-owner occupied	651	4,890	5,541
Residential	—	2,341	2,341
Construction, development & other	—	5,853	5,853
Farmland	—	244	244
Commercial & industrial	3,710	13,907	17,617
Consumer	—	14	14
Municipal and other	—	1,101	1,101
	$4,396	$32,626	$37,022

	December 31, 2022
	Period end amounts of ACL allocated to loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$—	$3,773	$3,773
Non-farm non-residential non-owner occupied	—	5,741	5,741
Residential	—	1,064	1,064
Construction, development & other	—	3,053	3,053
Farmland	—	82	82
Commercial & industrial	1,600	14,669	16,269
Consumer	—	6	6
Municipal and other	—	363	363
	$1,600	$28,751	$30,351

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The company’s recorded investment in loans related to the balance in the allowance for credit losses on the basis of the Company’s expected credit loss methodology is as follows at December 31, 2023 and 2022:

	December 31, 2023
	Loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,054	$519,768	$520,822
Non-farm non-residential non-owner occupied	1,393	585,233	586,626
Residential	2,940	339,649	342,589
Construction, development & other	247	693,306	693,553
Farmland	—	30,396	30,396
Commercial & industrial	13,340	1,249,737	1,263,077
Consumer	—	2,555	2,555
Municipal and other	—	199,170	199,170
	$18,974	$3,619,814	$3,638,788

	December 31, 2022
	Loans evaluated for credit losses:
(Dollars in thousands)	Individually	Collectively	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,699	$492,092	$493,791
Non-farm non-residential non-owner occupied	5,496	500,516	506,012
Residential	513	308,262	308,775
Construction, development & other	40	567,811	567,851
Farmland	—	22,820	22,820
Commercial & industrial	11,947	1,046,963	1,058,910
Consumer	20	3,852	3,872
Municipal and other	—	145,520	145,520
	$19,715	$3,087,836	$3,107,551

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

The following table presents the amortized cost basis of collateral dependent loans which have been assessed individually for credit losses:

	December 31, 2023
(Dollars in thousands)	Real Estate	Business Assets	Other	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,054	$—	$—	$1,054
Non-farm non-residential non-owner occupied	1,393	—	—	1,393
Residential	2,940	—	—	2,940
Construction, development & other	247	—	—	247
Commercial & industrial	212	12,439	689	13,340
	$5,846	$12,439	$689	$18,974

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated	December 31,
(Dollars in thousands)	Useful Life	2023	2022
Building and building improvements	30 years and 3 - 10 years	$13,703	$13,605
Land		3,894	3,894
Equipment	3 - 5 years	6,277	5,757
Leasehold improvements	3 - 10 years	11,678	9,761
Furniture and fixtures	3 - 5 years	4,666	4,170
Construction in process		2,303	1,964
		42,521	39,151
Accumulated depreciation		(13,967)	(10,489)
		$28,554	$28,662

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 amounted to $3.5 million, $2.6 million and $1.7 million, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022
Transaction accounts:
Noninterest bearing demand accounts	$459,553	$486,114
Interest bearing demand accounts	2,842,668	2,498,325
Savings	24,998	35,677
Total transaction accounts	3,327,219	3,020,116
Time deposits	475,929	216,030
Total deposits	$3,803,148	$3,236,146

The aggregate amount of time deposits in denominations of $250,000 or more totaled $315.4 million and $135.5 million as of December 31, 2023 and 2022, respectively.

Scheduled maturities of time deposits at December 31, 2023 are as follows:

(Dollars in thousands)	Maturities by Year
2024	$392,822
2025	47,504
2026	31,845
2027	1,149
2028 and thereafter	2,609
$475,929

At December 31, 2023 and 2022, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $101,000 and $31,000, respectively.

Deposits received from related parties at December 31, 2023 and 2022, totaled approximately $19.6 million and $16.0 million, respectively.

6.
Income Taxes

During the years ended December 31, 2023, 2022 and 2021, the Company recorded income tax provision expense of $8.2 million, $4.5 million and $3.1 million, reflecting an effective tax rate of 19.7%, 19.5% and 21.1%, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The provision for income taxes consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022	2021
Current income tax expense	$11,102	$5,759	$3,439
Deferred income tax benefit	(2,891)	(1,250)	(380)
Income tax expense as reported	$8,211	$4,509	$3,059

A reconciliation of reported income tax expense to the amount computed by the Company's statutory income tax rate of 21% to income before income taxes is presented below:

	December 31,
(Dollars in thousands)	2023	2022	2021
Income tax expense computed at statutory rate	$8,738	$4,865	$3,042
Share-based compensation	114	117	93
Bank-owned life insurance	(441)	(276)	(119)
Non-deductible meals, entertainment, and dues	192	91	57
Tax-exempt income	(535)	(283)	(2)
Section 291 depreciation recapture	211	78	1
Other, net	(68)	(83)	(13)
Income tax expense as reported	$8,211	$4,509	$3,059

A summary of deferred taxes is presented below:

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$8,451	$6,352
Accrued expenses	331	264
Stock options and restricted stock	213	114
Phantom stock	68	—
Loan purchase mark-to-market	77	62
Deferred loan origination fees	2,405	1,564
Net unrealized loss on investment securities available-for-sale	841	1,271
Non-accrual interest	226	241
Other	223	124
Total deferred tax assets	12,835	9,992
Deferred tax liabilities:
Premises and equipment	2,007	2,468
Goodwill and core deposit intangibles	206	237
Investments	87	68
Unrealized gain on derivatives	1,089	712
Prepaid expenses and other	219	204
Total deferred tax liabilities	3,608	3,689
Net deferred tax asset	$9,227	$6,303

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

7.
FHLB Advances and Other Borrowings

FHLB Borrowings

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of December 31, 2023 and 2022, total borrowing capacity available under this arrangement was $565.1 million and $719.1 million, respectively. The Company had no FHLB advances outstanding at December 31, 2023 and 2022. Letters of credit with the FHLB in the amount of $463.1 million were issued at December 31, 2023. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from January 2024 through July 2025.

Line of Credit - Senior Debt

On September 10, 2022, the Company's $30.9 million revolving line of credit facility matured and was renewed and increased to $50.0 million with payment terms similar to the payment terms of the previous agreement. Prior to maturity, the note bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, with a floor rate of 4.00% per annum. Interest was payable quarterly on the 10th day of March, June, September and December through maturity date. Upon renewal, the note bears interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of September 10, 2024. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. At December 31, 2023 and 2022, the outstanding balance was $38.9 million and $30.9 million, respectively.

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

The Notes were issued under an Indenture, dated as of March 31, 2022 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. The Notes will mature on April 1, 2032. All principal and unpaid interest is due at maturity. From and including March 31, 2022, to, but excluding, April 1, 2027 or the date of early redemption, the Company will pay interest on the Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2022, at a fixed interest rate of 5.500% per annum. From and including April 1, 2027, to, but excluding, the maturity date or the date of early redemption (the “Floating Rate Period”), the Company will pay interest on the Notes at a floating interest rate. The floating interest rate will be reset quarterly, and the interest rate for any Floating Rate Period shall be equal to the then-current Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 315 basis points for each quarterly interest period during the Floating Rate Period. Interest payable on the Notes during the Floating Rate Period will be paid quarterly in arrears on January 1, April 1, July 1 and October 1, of each year, commencing on July 1, 2027. Notwithstanding the foregoing, in the event that Three-Month Term SOFR is less than zero, then Three-Month Term SOFR rate shall be deemed to be zero.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The Notes are general unsecured, subordinated obligations of the Company and rank junior to all of its existing and future Senior Indebtedness (as defined in the Indenture), including all of its general creditors. The Notes will be equal in right of payment with any of the Company’s existing and future subordinated indebtedness and will be senior to the Company’s obligations relating to any junior subordinated debt securities. In addition, the Notes are effectively subordinated to all secured indebtedness of the Company, including without limitation, the Bank’s liabilities to depositors in connection with deposits in the Bank, to the extent of the value of the collateral securing such indebtedness.

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. As of December 31, 2023 and 2022, the Company had $82.3 million in outstanding principal, and $1.7 million and $1.9 million, respectively, in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of December 31, 2023, total borrowing capacity under this arrangement was $1.2 billion. The Company had no advances outstanding under these lines as of December 31, 2023.

Federal Funds Lines of Credit

At December 31, 2023 and 2022, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at December 31, 2023 and 2022.

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At December 31, 2023, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the plan such that the maximum number of shares reserved for issuance under the Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is canceled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or canceled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At December 31, 2023, there were 81,384 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on 5 years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At December 31, 2023, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At December 31, 2023, no shares were available for grant for future awards.

Stock Options

During the year ended December 31, 2023, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These options vest ratably over 5 years and have a 10 year contractual term. Options granted during the year ended December 31, 2023 were granted with an exercise price ranging from $13.95 to $20.17. Options granted during the year ended December 31, 2022 were granted with an exercise price ranging from $17.11 to $25.76.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted during the year ended December 31, 2023: risk-free interest rate ranging from 3.42% to 4.75%; dividend yield of 0.00%; estimated volatility ranging from 17.81% to 22.70%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2022: risk-free interest rate ranging from 1.45% to 4.17%; dividend yield of 0.00%; estimated volatility ranging from 10.00% to 38.00%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2021: risk-free interest rate ranging from 0.70% to 1.48%; dividend yield of 0.00%; estimated volatility of 10.00%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized stock-based compensation expense of approximately $472,000, $646,000 and $552,000, respectively, associated with stock options. As of December 31, 2023, there was approximately $1.5 million of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for years ended December 31, 2023 and 2022 is presented below:

	December 31,
	2023		2022
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,203,928	$18.05	1,220,428	$17.83
Granted during the period	45,500	17.37	136,000	21.15
Forfeited during the period	(122,537)	20.89	(105,167)	21.18
Exercised during the period	(868)	15.45	(47,333)	14.38
Outstanding at the end of period	1,126,023	$17.72	1,203,928	$18.05
Options exercisable at end of period	678,053	$16.33	527,658	$15.51
Weighted-average grant date fair value of options granted during the period		$5.00		$6.80

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

A summary of weighted average remaining life is presented below:

	December 31,
	2023			2022
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	144,050	0.95	144,050	146,553	1.96	146,553
$13.00 - $16.99	436,223	5.56	344,353	435,175	6.45	280,905
$17.00 - $26.99	545,750	7.72	189,650	622,200	8.69	100,200
	1,126,023	6.02	678,053	1,203,928	7.06	527,658

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $3.1 million and $2.6 million, respectively, at December 31, 2023. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $2.1 million and $1.8 million, respectively, at December 31, 2022.

The intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $2,000, $236,000 and $506,000, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	676,270	$3.82	858,670	$3.15
Granted during the period	45,500	5.00	136,000	6.80
Vested during the period	(188,100)	2.90	(219,900)	3.07
Forfeited during the period	(85,700)	3.54	(98,500)	3.70
Nonvested at end of period	447,970	$3.94	676,270	$3.82

For the year ended December 31, 2021, the weighted-average grant date fair value of options granted and vested during the period was $3.15 and $3.17, respectively.

Warrants

The Company had fully vested stock warrants issued in connection with the organization of the Company during 2013, which were exercisable over a ten-year period to purchase one share of common stock for each warrant held. As of December 31, 2023, all stock warrants issued in connection with the organization of the Company were exercised prior to their expiration date of July 1, 2023.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 5.75 years as of December 31, 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

A summary of the Company’s stock warrant activity is presented below:

	December 31,
	2023		2022
	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	179,285	$22.23	4,285	$11.00
Granted	—	—	175,000	22.50
Exercised	(4,285)	11.00	—	—
Outstanding at end of period	175,000	$22.50	179,285	$22.23
Exercisable at end of period	175,000	$22.50	179,285	$22.23

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

A summary of the activity for non-vested RSAs for the years ended December 31, 2023 and 2022 is presented below:

	December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	76,094	$22.35	49,750	$24.00
Granted during the period	75,956	16.18	54,424	21.81
Vested during the period	(34,883)	12.88	(18,580)	24.00
Forfeited during the period	(6,943)	21.98	(9,500)	24.67
Nonvested at the end of period	110,224	$17.44	76,094	$22.35

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized stock-based compensation expense associated with RSAs of approximately $1.1 million, $629,000 and $107,000 during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $1.3 million of total unrecognized compensation cost related to non-vested RSAs that is expected to be recognized over the remaining vesting period.

9.
Leases

Operating Leases

The Company leases certain office space, and stand-alone buildings and equipment which are recognized as right-of-use (“ROU”) operating lease assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of December 31, 2023, the Company's operating lease ROU asset and operating lease liability totaled $21.4 million and $22.3 million, respectively.

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

As of December 31, 2023, the weighted-average discount rate for the Company's operating leases was 4.60%. The Company's lease terms range from five months to one hundred forty-four months. The weighted-average remaining term of the leases was 8.64 years.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

Lease costs for the period shown below were as follows:

	December 31,
(Dollars in thousands)	2023	2022	2021
Operating lease cost	$4,281	$2,804	$1,605
Short-term lease cost	149	607	—
Total lease cost	$4,430	$3,411	$1,605

Total operating lease expense for the years ended December 31, 2023, 2022 and 2021 was $4.4 million, $3.4 million and $1.6 million, respectively.

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2028 and thereafter is presented below:

(Dollars in thousands)	Operating Lease Maturities
2024	$3,141
2025	3,250
2026	3,323
2027	3,376
2028 and thereafter	15,032
Total undiscounted lease liability	28,122
Less: Discount on cash flows	(4,732)
Leases signed, but not yet commenced	(1,110)
Total operating lease liability	$22,280

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2023	2022
Commitments to extend credit	$1,352,147	$1,148,012
Standby letters of credit	26,850	21,728
Total	$1,378,997	$1,169,740

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above, less those obligations which the Company has the unconditional right to cancel. No allowance is recognized if the issuer has an unconditional right to cancel the obligation. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. At December 31, 2023, the allowance for credit losses related to off-balance sheet exposures was $2.4 million.

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

December 31, 2023 and 2022

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

There were no transfers between levels during the year ended December 31, 2023 or 2022.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2023 and 2022:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2023:
Investment securities available-for-sale:
U.S. government and agency securities	$—	$3,991	$—	$3,991
Mortgage-backed securities and collateralized mortgage obligations	—	78,533	—	78,533
Corporate bonds	—	95,563	—	95,563
Total investment securities available-for-sale	$—	$178,087	$—	$178,087
Derivative assets:
Pass-through interest rate swaps	$—	$8,774	$—	$8,774
Risk participation agreements	—	6	—	6
Pay-fixed interest rate swaps	—	48	—	48
Total derivative assets	$—	$8,828	$—	$8,828
Derivative liabilities:
Cash flow hedges	$—	$1,541	$—	$1,541
Interest rate swaps	$—	$8,774	$—	$8,774
Risk participation agreements	—	20	—	20
Pay-fixed interest rate swaps	—	352	—	352
Total derivative liabilities	$—	$10,687	$—	$10,687

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2022:
Investment securities available-for-sale:
State and municipal securities	$—	$417	$—	$417
Mortgage-backed securities and collateralized mortgage obligations	—	22,881	—	22,881
U.S. Treasury bonds	—	98,518	—	98,518
Corporate bonds	—	54,251	—	54,251
Total investment securities available-for-sale	$—	$176,067	$—	$176,067
Derivative assets:
Interest rate swaps	$—	$9,213	$—	$9,213
Total derivative assets	$—	$9,213	$—	$9,213
Derivative liabilities:
Interest rate swaps	$—	$9,213	$—	$9,213
Risk participation agreements	—	8	—	8
Total derivative liabilities	$—	$9,221	$—	$9,221

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2023 and 2022:

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

Loans Evaluated Individually for Expected Credit Losses. At December 31, 2023, collateral dependent loans with carrying values of $19.0 million were reduced by specific valuation allowances totaling $4.4 million resulting in a net fair value of $14.6 million based on Level 3 inputs. The collateral on these loans primarily consists of commercial real estate, equipment and accounts receivables. At December 31, 2022, impaired loans with carrying values of $19.7 million were reduced by specific valuation allowances totaling $1.6 million resulting in a net fair value of $18.1 million based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The Company had no foreclosed assets as of December 31, 2023 and 2022.

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

The carrying value and the estimated fair value of the Company’s contractual off-balance sheet unfunded lines of credit, loan commitments and letters of credit are generally priced at market at the time of funding.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$411,845	$411,845	$332,014	$332,014
Investment securities available-for-sale	178,087	178,087	176,067	176,067
Non-marketable securities	16,041	16,041	14,618	14,618
Accrued interest receivable	23,120	23,120	18,340	18,340
Bank-owned life insurance	65,861	65,861	60,761	60,761
Derivative assets	8,828	8,828	9,213	9,213
	$703,782	$703,782	$611,013	$611,013
Level 3 inputs
Loans, net	$3,601,766	$3,532,270	$3,077,200	$2,920,213
Financial liabilities
Level 2 inputs
Deposits	$3,803,148	$3,821,744	$3,236,146	$3,238,857
Accrued interest payable	4,794	4,794	2,545	2,545
Note payable and line of credit	119,428	119,428	111,223	111,223
Derivative liabilities	10,687	10,687	9,221	9,221
	$3,938,057	$3,956,653	$3,359,135	$3,361,846

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

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

At December 31, 2023 and 2022, the Company had federal funds sold aggregating approximately $114.9 million and $2.1 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $262.1 million and $279.1 million, respectively, at December 31, 2023 and 2022. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

13.
Employee Benefit Plans

In 2009, the Company adopted the Third Coast Bank, SSB 401(k) Plan (the “Plan”) covering substantially all employees. Employees may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws. The Company may make a discretionary match of employees’ contributions based on a percentage of salary contributed by participants.

Effective January 1, 2018, discretionary contributions made by the Company were invested in the common stock of the Company in accordance with the Third Coast Bank, SSB Employee Stock Ownership Plan (“ESOP”), which was established and became effective on January 1, 2018 for the exclusive benefit of the participants and their beneficiaries. Benefits under the ESOP generally were distributed in the form of cash. In addition, until the Company’s common stock was actively traded on an established securities market, the participant could demand (in accordance with the terms of the ESOP and applicable laws) that the Company repurchase shares of common stock distributed to the participant at the estimated fair value. This put option terminated upon the consummation of the Company's initial public offering (“IPO”) and listing of its common stock on the Nasdaq Global Select Market in November 2021.

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

ESOP Plan Merged Into 401-K Plan

Effective July 1, 2022, the Company merged the ESOP into the Plan, herein known as the Third Coast Bank, SSB 401(k) and Employee Stock Ownership Plan (the “Merged Plan”). In connection with the plan merger on July 1, 2022, the Company registered an aggregate of 400,000 shares of the Company's common stock, par value $1.00 per share, for issuance to the Merged Plan in connection with elections by participants to allocate a portion of their plan account balances (up to the limits prescribed under the Merged Plan) to the Company stock fund investment option. The number of shares held by the ESOP immediately prior to the plan merger was 149,461 shares. Under the Merged Plan, discretionary contributions made by the Company will be invested at the direction of the plan participant, in accordance with participant plan elections.

For the years ended December 31, 2023 and 2022, Company contributions to the Merged Plan were approximately $1.5 million and $1.4 million, respectively. Administrative expenses related to the Merged Plan for the same twelve month periods totaled approximately $53,000 and $59,000. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

For the year ended December 31, 2021, Company contributions to the ESOP, and administrative expenses related to the ESOP and the Plan were approximately $936,000 and $41,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

Phantom Stock Appreciation Plan

On May 3, 2023, the Board of Directors approved the Third Coast Bancshares, Inc. Phantom Stock Appreciation Plan (the “Phantom Stock Plan”). Under the Phantom Stock Plan, participants are granted phantom stock units (“PSUs”) which vest ratably over a three-year period through March 15, 2026. The PSU confers to the participant the benefits of owning stock without the actual ownership or transfer of shares. Each stock unit entitles the participant to receive, upon vesting of each PSU, an amount equal to the sum of (a) the opening value and (b) the bonus amounts applicable to each PSU, as calculated pursuant to the terms of the Phantom Stock Plan and the Award Agreement. Settlement is payable to participants within 30 days of the vesting date.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

The Phantom Stock Plan is an unfunded plan whereby benefits are paid by the Company from its general assets, and participants have the rights of a general, unsecured creditor against the Company for any payments due hereunder. If a participant ceases, for any reason other than death or disability, to be a service provider, then the participant forfeits all rights to his or her outstanding PSUs. If the participant ceases to be a service provider due to the participant’s death or disability, then all unvested PSUs become fully vested on the date the participant ceases to be a service provider. For the year ended December 31, 2023, the Company had expensed $378,000 in deferred compensation related to the Phantom Stock Plan.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At December 31, 2023 and 2022, the aggregate amount of loans to related parties was approximately $1.4 million and $1.5 million, respectively. During the year ended December 31, 2023, loan originations to related parties totaled $570,000 and repayments from related party loans totaled $682,000. Related party unfunded commitments at December 31, 2023 and 2022, were $402,000 and $587,000, respectively. Deposits received from related parties at December 31, 2023 and 2022, totaled approximately $19.6 million and $16.0 million, respectively.

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

Preferred Stock - Private Placement

On September 30, 2022, the Company completed a private placement of (i) 69,400 shares of Series A Preferred Stock with a liquidation preference of $1,000 per share, and (ii) the Preferred Warrants at an exercise price equal to $22.50 per share, for aggregate gross proceeds of $69.4 million before deducting placement fees and offering expenses. Aggregate net proceeds were $66.2 million after deducting placement fees and offering expenses of $3.2 million. The Company used the net proceeds of the private placement for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023 and 2022 the Bank meets all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2023 and 2022. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since December 31, 2023, that management believes have changed the Bank’s category.

A comparison of the Bank’s actual capital amounts and ratios to required capital amounts and ratios are presented in the following table. The Company began reporting ratios beginning March 31, 2023 in accordance with the regulatory framework. Capital levels required to be well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC.
(Consolidated)
As of December 31, 2023:
Total capital (to risk weighted assets)	$512,024	12.66%	≥	$424,563	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$392,037	9.70%	≥	$343,694	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$392,037	9.23%	≥	$169,917	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$325,812	8.06%	≥	$283,042	≥	7.00%		N/A		N/A
THIRD COAST BANK, SSB
As of December 31, 2023:
Total capital (to risk weighted assets)	$544,624	13.49%	≥	$423,829	≥	10.50%	≥	$403,647	≥	10.00%
Tier 1 capital (to risk weighted assets)	$505,190	12.52%	≥	$343,100	≥	8.50%	≥	$322,918	≥	8.00%
Tier 1 capital (to average assets)	$505,190	11.91%	≥	$169,649	≥	4.00%	≥	$212,062	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$505,190	12.52%	≥	$282,553	≥	7.00%	≥	$262,371	≥	6.50%
As of December 31, 2022:
Total capital (to risk weighted assets)	$496,222	13.79%	≥	$377,782	≥	10.50%	≥	$359,793	≥	10.00%
Tier 1 capital (to risk weighted assets)	$465,871	12.95%	≥	$305,824	≥	8.50%	≥	$287,834	≥	8.00%
Tier 1 capital (to average assets)	$465,871	13.11%	≥	$142,188	≥	4.00%	≥	$177,734	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$465,871	12.95%	≥	$251,855	≥	7.00%	≥	$233,865	≥	6.50%

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

December 31, 2023 and 2022

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income.

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2023	2022	2021
Net income	$33,401	$18,659	$11,424
Less dividends declared, Preferred Series A stock	4,736	1,418	—
Net income available to common shareholders	$28,665	$17,241	$11,424
Weighted-average shares outstanding for basic earnings per common share	13,583,553	13,465,196	7,874,110
Dilutive effect of stock compensation	209,894	289,414	264,714
Dilutive effect of Preferred Series A stock	3,084,444	—	—
Weighted-average shares outstanding for diluted earnings per common share	16,877,891	13,754,610	8,138,824
Basic earnings per share	$2.11	$1.28	$1.45
Diluted earnings per share	$1.98	$1.25	$1.40

17.
Derivative Financial Instruments

Cash Flow Hedges

As part of its hedging strategy, the Company entered into two five-year pay-fixed interest rate swap agreements during December 2023. The instruments have notional amounts of $100 million each with pay-fixed interest rates of 3.718% and 3.473%, respectively. The instruments are designated as cash flow hedges, and changes in fair value are recognized in other comprehensive income. The facilities are scheduled to mature on December 6, 2028 and December 21, 2028, respectively.

During March 2023 and as part of its hedging strategy, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility, which was scheduled to mature on March 31, 2028, was discontinued on May 26, 2023, and a gain of $5.0 million was recognized by the Company. The gain is being accreted from other comprehensive income (loss), net of deferred taxes, into interest expense through the maturity date of the contract.

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

For the years ended December 31, 2023, 2022 and 2021, approximately $1.7 million, $401,000 and $180,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2023, no such deterioration was determined by management.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

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

For some of its loan participation facilities, the Company enters into RPAs with other banks in order to hedge or share a portion of the risk of borrower default related to the interest rate swap on a participated loan.

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2023, the Company's derivative assets and liabilities each totaled $8.8 million and $10.7 million, respectively.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2023 and 2022.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2023
Cash flow hedges:
Pay-fixed interest rate swap	$200,000	$—	$1,541	3.60%	USD Fed Funds-H.15	5.0
Total cash flow hedges	200,000	—	1,541
Fair value hedges:
Risk participation agreements purchased	$13,935	$—	$20	—	5.80%	2.5
Risk participation agreements sold	54,383	6	—	—	5.06%	3.9
Commercial loan one-way interest rate swaps	32,477	48	352	7.02%	—	3.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	216,766	2,327	6,447	—	5.86%	3.7
Financial institution counterparty	216,766	6,447	2,327	5.86%	—	3.7
Total fair value hedges	534,327	8,828	9,146
Total derivatives	$734,327	$8,828	$10,687

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2022
Fair value hedges:
Risk participation agreements purchased	$10,621	$—	$—	—	4.87%	2.2
Risk participation agreements sold	29,360	—	8	—	5.54%	4.2
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	147,560	—	9,213	—	4.77%	4.5
Financial institution counterparty	147,560	9,213	—	4.77%	—	4.5
Total fair value hedges	335,101	9,213	9,221
Total derivatives	$335,101	$9,213	$9,221

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Core Deposit Intangibles, Net

Amortization expense of the core deposit intangible (“CDI”) was approximately $162,000 for each of the years ended December 31, 2023, 2022 and 2021. The remaining weighted average life is 6 years at December 31, 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

Scheduled amortization of CDI at December 31, 2023 are as follows:

(Dollars in thousands)	CDI Amortization
2024	$162
2025	162
2026	162
2027	162
2028 and thereafter	321
$969

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, all liability resulting from such proceedings is not considered material and has been accounted for in the consolidated financial statements.

20.
Parent Company Financial Statements

The following balance sheets, statements of income and statements of cash flows for Third Coast Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

(Dollars in thousands)	December 31,
ASSETS	2023	2022
Cash and cash equivalents	$1,890	$8,752
Investment in subsidiary	525,127	482,933
Other assets	6,988	3,795
Total assets	$534,005	$495,480
LIABILITIES AND SHAREHOLDERS' EQUITY
Other borrowings	$119,428	$111,223
Other liabilities	2,603	2,477
Total liabilities	122,031	113,700
Shareholders' equity:
Series A Convertible Non-Cumulative Preferred Stock	69	69
Series B Convertible Perpetual Preferred Stock	—	—
Common stock	13,683	13,610
Common stock - non-voting	—	—
Additional paid-in capital	319,613	318,033
Retained earnings	78,775	53,270
Accumulated other comprehensive income (loss)	933	(2,103)
Treasury stock: at cost	(1,099)	(1,099)
Total shareholders' equity	411,974	381,780
Total liabilities & shareholders' equity	$534,005	$495,480

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

Condensed Statements of Income and Comprehensive Income of the Company (Parent company only) for the periods are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest expense:
Interest on notes payable	$7,657	$4,605	$1,091
Total interest expense	7,657	4,605	1,091
Noninterest expense:
Legal and professional	760	302	680
Other	836	230	23
Total noninterest expense	1,596	532	703
Loss before income tax expense and equity in undistributed earnings of subsidiaries	(9,253)	(5,137)	(1,794)
Income tax benefit	1,943	1,087	359
Loss before equity in undistributed earnings of subsidiaries	(7,310)	(4,050)	(1,435)
Equity in undistributed earnings of subsidiaries	40,711	22,709	12,859
Net income	$33,401	$18,659	$11,424
Comprehensive income	$36,437	$15,163	$12,538

Condensed Statements of Cash Flows of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$33,401	$18,659	$11,424
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(40,711)	(22,709)	(12,859)
Amortization of subordinated debt issuance costs	205	154	—
Net change in other assets	(3,193)	(1,938)	(359)
Net change in other liabilities	125	1,278	(150)
Net cash used in operating activities	(10,173)	(4,556)	(1,944)
Cash flows from investing activities:
Capital investment in subsidiaries	—	(173,000)	(125,800)
Net cash used in investing activities	—	(173,000)	(125,800)
Cash flows from financing activities:
Repayment of subordinated notes payable - related party	—	—	(13,000)
Proceeds from (repayment of) line of credit - senior debt	8,000	29,875	(19,875)
Net proceeds from subordinated debt issuance	—	80,194	—
Net proceeds from issuance of preferred stock	—	66,225	—
Net proceeds from issuance of common stock	—	856	163,199
Dividends paid on Series A preferred stock	(4,736)	(221)	—
Proceeds from stock warrants exercised	47	—	19
Proceeds from stock options exercised	—	672	995
Net redemption of treasury stock	—	—	(121)
Net cash provided by financing activities	3,311	177,601	131,217
Change in cash and cash equivalents	(6,862)	45	3,473
Cash and cash equivalents at beginning of period	8,752	8,707	5,234
Cash and cash equivalents at end of period	$1,890	$8,752	$8,707

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2023 and 2022

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

	For the Quarters Ended December 31, 2023
(Dollars in thousands)	Q4	Q3	Q2	Q1
Selected income statement data:
Interest income	$77,067	$69,385	$62,713	$57,379
Interest expense	39,736	34,117	28,617	24,549
Net interest income	37,331	35,268	34,096	32,830
Provision for credit losses	1,100	2,620	1,400	1,200
Net interest income after provision for credit losses	36,231	32,648	32,696	31,630
Noninterest income	2,157	1,866	2,280	1,902
Noninterest expense	26,414	27,505	23,835	22,044
Income before income tax expense	11,974	7,009	11,141	11,488
Income tax expense	2,285	1,431	2,250	2,245
Net income	$9,689	$5,578	$8,891	$9,243

	For the Quarters Ended December 31, 2022
(Dollars in thousands)	Q4	Q3	Q2	Q1
Selected income statement data:
Interest income	$51,151	$43,102	$32,509	$27,184
Interest expense	19,000	11,747	4,771	1,974
Net interest income	32,151	31,355	27,738	25,210
Provision for credit losses	1,950	2,900	3,350	4,000
Net interest income after provision for credit losses	30,201	28,455	24,388	21,210
Noninterest income	1,753	2,538	1,266	1,666
Noninterest expense	22,627	22,728	22,773	20,181
Income before income tax expense	9,327	8,265	2,881	2,695
Income tax expense	1,802	1,495	604	608
Net income	$7,525	$6,770	$2,277	$2,087

22. Subsequent Events

Conversion to State Bank

On October 26, 2023, the Bank was notified that the Federal Reserve Bank of Dallas granted approval of our application to convert to a state bank under the name of Third Coast Bank. On January 11, 2024, the Bank was notified that the Texas Department of Banking and the Texas Department of Savings and Mortgage Lending had approved the conversion. The effective date of the conversion is expected to be March 13, 2024.