Form 10-Q
period 2024-03-31
Third Coast Bancshares, Inc.
filed 2024-05-07
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 13,652,999 shares of common stock, par value $1.00 per share, outstanding.

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

ii

•
monetary policies and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•
the sustainment of an active, liquid market for our common stock;
•
fluctuations in the market price of our common stock; and
•
other factors that are discussed in “Part II – Other Information – Item 1A. Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 7, 2024. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2024	2023
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$367,831	$296,926
Federal funds sold	130,429	114,919
Total cash and cash equivalents	498,260	411,845
Investment securities available-for-sale	246,291	178,087
Loans, net of allowance for credit losses of $38,140 and $37,022 at March 31, 2024 and December 31, 2023, respectively	3,708,038	3,601,766
Accrued interest receivable	25,769	23,120
Premises and equipment, net	26,844	28,554
Bank-owned life insurance	66,443	65,861
Non-marketable equity securities, at cost	16,095	16,041
Deferred tax asset, net	8,712	9,227
Derivative assets	11,015	8,828
Right-of-use asset - operating leases	20,729	21,439
Core Deposit Intangible, net	929	969
Goodwill	18,034	18,034
Other assets	13,244	12,303
Total assets	$4,660,403	$4,396,074
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$424,019	$459,553
Interest bearing	3,626,653	3,343,595
Total deposits	4,050,672	3,803,148
Accrued interest payable	3,927	4,794
Derivative liabilities	8,253	10,687
Lease liability - operating leases	21,647	22,280
Other liabilities	27,806	23,763
Line of credit - Senior Debt	43,875	38,875
Note payable - Subordinated Debentures, net	80,605	80,553
Total liabilities	4,236,785	3,984,100
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at March 31, 2024 and December 31, 2023	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at March 31, 2024 and December 31, 2023	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,731,350 and 13,683,127 issued; and 13,652,888 and 13,604,665 outstanding at March 31, 2024 and December 31, 2023, respectively	13,731	13,683
Common stock - non-voting, $1 par value; 3,500,000 shares authorized at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	320,077	319,613
Retained earnings	87,971	78,775
Accumulated other comprehensive income	2,869	933
Treasury stock: at cost; 78,462 shares at March 31, 2024 and December 31, 2023	(1,099)	(1,099)
Total shareholders' equity	423,618	411,974
Total liabilities and shareholders' equity	$4,660,403	$4,396,074

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2024	2023
Interest income:
Loans, including fees	$70,671	$53,911
Investment securities available-for-sale	3,093	1,548
Federal funds sold and other	5,112	1,920
Total interest income	78,876	57,379
Interest expense:
Deposit accounts	38,698	22,092
FHLB advances and other borrowings	2,099	2,457
Total interest expense	40,797	24,549
Net interest income	38,079	32,830
Provision for credit losses	1,560	1,200
Net interest income after credit loss expense	36,519	31,630
Noninterest income:
Service charges and fees	1,505	779
Earnings on bank-owned life insurance	582	475
Gain on sale of investment securities available-for-sale	157	97
Gain on sale of SBA loans	30	—
Derivative fees	66	(1)
Other	3	552
Total noninterest income	2,343	1,902
Noninterest expense:
Salaries and employee benefits	16,502	13,712
Occupancy and equipment expense	3,045	2,633
Legal and professional	1,385	1,930
Data processing and network expense	1,418	1,203
Regulatory assessments	980	666
Advertising and marketing	355	686
Software purchases and maintenance	817	352
Loan operations	226	(35)
Telephone and communications	134	139
Other	1,052	758
Total noninterest expense	25,914	22,044
Net income before income tax expense	12,948	11,488
Income tax expense	2,581	2,245
Net income	10,367	9,243
Preferred stock dividends declared	1,171	1,171
Net income available to common shareholders	$9,196	$8,072
Earnings per common share:
Basic earnings per share	$0.68	$0.60
Diluted earnings per share	$0.61	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net Income	$10,367	$9,243
Other comprehensive income (loss):
Unrealized loss on securities:
Unrealized holding loss arising during the period	(1,082)	(1,245)
Reclassification for net gains realized through the sale of securities	(157)	(97)
Income tax benefit	260	282
Other comprehensive loss on securities	(979)	(1,060)
Unrealized gain on derivatives:
Unrealized holding gain arising during the period	4,135	1,531
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(445)	(206)
Income tax expense	(775)	(278)
Other comprehensive income on derivatives	2,915	1,047
Total other comprehensive income (loss)	1,936	(13)
Total comprehensive income	$12,303	$9,230

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2022	$69	$—	$13,610	$—	$318,033	$53,270	$(2,103)	$(1,099)	$381,780
Adoption of ASC 326, allowance for credit loss adjustment, net of tax	—	—	—	—	—	(3,160)	—	—	(3,160)
Net income	—	—	—	—	—	9,243	—	—	9,243
Share-based compensation	—	—	—	—	365	—	—	—	365
Restricted stock grants	—	—	48	—	(48)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13)	—	(13)
Preferred dividends declared - Series A, $16.88 per share	—	—	—	—	—	(1,171)	—	—	(1,171)
Balance, March 31, 2023	$69	$—	$13,658	$—	$318,350	$58,182	$(2,116)	$(1,099)	$387,044

Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$411,974
Net income	—	—	—	—	—	10,367	—	—	10,367
Share-based compensation	—	—	—	—	356	—	—	—	356
Stock options exercised	—	—	17	—	154	—	—	—	171
Restricted stock grants	—	—	32	—	(32)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(1)	—	(14)	—	—	—	(15)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,936	—	1,936
Preferred dividends declared - Series A, $16.88 per share	—	—	—	—	—	(1,171)	—	—	(1,171)
Balance, March 31, 2024	$69	$—	$13,731	$—	$320,077	$87,971	$2,869	$(1,099)	$423,618

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$10,367	$9,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,560	1,200
Share-based compensation expense	356	365
Gain on sale of investment securities available-for-sale	(157)	(97)
Gain on sale of SBA loans	(30)	—
(Accretion) amortization of premium on securities, net	(228)	133
Accretion of gain on terminated cash flow hedges	(445)	(206)
Accretion of SBA Paycheck Protection Program Fees	—	(13)
Amortization of subordinated debt origination costs	51	51
Depreciation, amortization and accretion	(288)	222
Earnings on bank-owned life insurance	(582)	(475)
Net change in operating leases	78	180
Net change in derivative assets and liabilities	(486)	1
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(3,670)	2,228
Accrued interest payable and other liabilities	2,901	(4,853)
Net cash provided by operating activities	9,427	7,979
Cash flows from investing activities:
Net purchase of non-marketable equity securities	(54)	(133)
Investment securities available-for-sale activity:
Purchases	(76,914)	(10,117)
Sales	5,300	3,880
Maturities, calls and principal paydowns	2,555	551
Net originations on loans held for investment	(106,136)	(104,713)
Net deletions (additions) to bank premises and equipment	753	(709)
Purchase of bank owned life insurance	—	(3,000)
Net cash used in investing activities	(174,496)	(114,241)
Cash flows from financing activities:
Net increase in deposits	247,525	86,387
Proceeds from line of credit - senior debt	5,000	—
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(15)	—
Proceeds from stock options exercised	171	—
Dividends paid on Series A preferred stock	(1,197)	(1,197)
Net cash provided by financing activities	251,484	85,190
Change in cash and cash equivalents	86,415	(21,072)
Cash and cash equivalents at beginning of period	411,845	332,014
Cash and cash equivalents at end of period	$498,260	$310,942

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$41,664	$25,458
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use lease assets obtained in exchange for operating lease liabilities	$—	$1,907

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, a Texas banking association (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company,” “we,” “us” or “our”), provide general consumer and commercial banking services through 17 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Humble, Kingwood, Beaumont, Port Arthur, Houston-Galleria, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon, Austin, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2023 and 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2024. The December 31, 2023 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2023.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the full year ending December 31, 2024. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

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

March 31, 2024 and December 31, 2023

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

March 31, 2024 and December 31, 2023

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

The Company applies guidance issued by the Financial Accounting Standards Board (the “FASB”) that clarifies the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, in which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. To calculate the gain or loss on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair value of each portion. The gain or loss on the sold portion of the loan is recognized based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At March 31, 2024 and December 31, 2023, the Company was servicing loans previously sold of approximately $5.2 million and $4.8 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at March 31, 2024 and December 31, 2023.

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

March 31, 2024 and December 31, 2023

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

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. Operating and holding expenses of such properties, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred. At March 31, 2024 and December 31, 2023, the Company had no other real estate owned.

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

March 31, 2024 and December 31, 2023

in the Company's spread over its cost of funds for the life of the loan. The gain or loss on this type of derivative is included in interest income in our consolidated statements of income.

For a Cash Flow Hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Cash Flow Hedge instruments include pay-fixed interest rate swap agreements with a financial institution counterparty.

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $355,000 and $686,000 for the three months ended March 31, 2024 and 2023, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

March 31, 2024 and December 31, 2023

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

March 31, 2024 and December 31, 2023

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

Recently Issued Accounting Standards - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 720), Improvements to Income Tax Disclosures." ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard is not expected to have a significant impact on the Company's financial statements.

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

The carrying amount of securities and their approximate fair values as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S government and agency securities	$19,234	$34	$92	$19,176
State and municipal securities	1,000	6	—	1,006
Mortgage-backed securities and collateralized mortgage obligations	125,637	1,327	917	126,047
Corporate bonds	105,663	647	6,248	100,062
	$251,534	$2,014	$7,257	$246,291

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-sale:
U.S. government and agency securities	$4,017	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	77,703	1,599	769	78,533
Corporate bonds	100,371	861	5,669	95,563
	$182,091	$2,460	$6,464	$178,087

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

March 31, 2024 and December 31, 2023

significantly due to prepayments. Therefore, schedules of maturities for mortgage-backed securities have been excluded from the below disclosure.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2024, by contractual maturity, are shown below.

	March 31, 2024
	Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,946	$2,962
Due from one year to five years	10,368	10,483
Due from five to ten years	93,349	87,623
Over ten years	19,234	19,176
	125,897	120,244
Mortgage-backed securities and collateralized mortgage obligations	125,637	126,047
	$251,534	$246,291

The following table summarizes securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2024
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
U.S. government and agency securities	$92	$—	$92	$8,903
Mortgage-backed securities and collateralized mortgage obligations	—	917	917	15,322
Corporate bonds	546	5,702	6,248	72,682
	$638	$6,619	$7,257	$96,907

	December 31, 2023
(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
Securities available-for-sale:
U.S. government and agency securities	$26	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	—	769	769	16,001
Corporate bonds	128	5,541	5,669	64,143
	$154	$6,310	$6,464	$84,135

There were 39 investments in an unrealized loss position at March 31, 2024, and 37 investments in an unrealized loss position at December 31, 2023. As of March 31, 2024, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

There were no securities pledged as collateral as of March 31, 2024 and December 31, 2023.

Proceeds from the sales of securities and their gross gains for the three months ended March 31, 2024 were $5.3 million and $157,000, respectively. For the three months ended March 31, 2023, proceeds from the sales of securities and their gross gains were $3.9 million and $97,000, respectively. No losses were recorded on the sales of securities for the three months ended March 31, 2024 and 2023.
3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$510,266	$520,822
Non-farm non-residential non-owner occupied	598,311	586,626
Residential	345,890	342,589
Construction, development & other	725,176	693,553
Farmland	29,706	30,396
Commercial & industrial	1,350,289	1,263,077
Consumer	2,382	2,555
Municipal and other	184,158	199,170
	3,746,178	3,638,788
Allowance for credit losses	(38,140)	(37,022)
Loans, net	$3,708,038	$3,601,766

Total loans are presented net of unaccreted discounts and net deferred fees totaling $13.1 million and $11.8 million at March 31, 2024 and December 31, 2023, respectively.

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

Non-accrual loans and accruing loans past due more than 90 days segregated by class of loans were as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Non-accrual	Accruing loans past due more than 90 days	Non-accrual	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$2,369	$2,894	$1,211	$—
Non-farm non-residential non-owner occupied	1,225	—	1,235	—
Residential	2,837	293	2,938	—
Construction, development & other	406	427	247	—
Commercial & industrial	11,293	—	11,018	670
	$18,130	$3,614	$16,649	$670

Of the non-accrual loans disclosed above, $4.9 million and $8.8 million did not have an allowance for credit loss at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and 2023, the amount of income that would have been accrued for loans on non-accrual was approximately $324,000 and $339,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

An age analysis of past due loans, segregated by class of loans, was as follows:

	March 31, 2024
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$3,068	$—	$5,263	$8,331	$501,935	$510,266
Non-farm non-residential non-owner occupied	—	—	1,225	1,225	597,086	598,311
Residential	461	—	3,130	3,591	342,299	345,890
Construction, development & other	3,445	—	833	4,278	720,898	725,176
Farmland	—	—	—	—	29,706	29,706
Commercial & industrial	1,738	6,280	11,293	19,311	1,330,978	1,350,289
Consumer	—	1	—	1	2,381	2,382
Municipal and other	73	41	—	114	184,044	184,158
	$8,785	$6,322	$21,744	$36,851	$3,709,327	$3,746,178

	December 31, 2023
(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
Real estate loans:
Non-farm non-residential owner occupied	$—	$—	$1,211	$1,211	$519,611	$520,822
Non-farm non-residential non-owner occupied	—	212	1,235	1,447	585,179	586,626
Residential	312	495	2,938	3,745	338,844	342,589
Construction, development & other	428	177	247	852	692,701	693,553
Farmland	—	—	—	—	30,396	30,396
Commercial & industrial	4,467	659	11,688	16,814	1,246,263	1,263,077
Consumer	2	—	—	2	2,553	2,555
Municipal and other	88	—	—	88	199,082	199,170
	$5,297	$1,543	$17,319	$24,159	$3,614,629	$3,638,788

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

For the three months ended March 31, 2024, no loans were modified for borrowers experiencing financial difficulty.

The table below presents the amortized cost basis of loans at period end that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and type of modification.

	December 31, 2023
	Loan modifications
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Principal Forgiveness	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
Commercial & industrial	3	$6,970	$—	$—	$63	$63

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of March 31, 2024 and December 31, 2023, there were no modified loans in the previous twelve-month period that were in default.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

The following tables summarize the Company’s internal ratings of its loans:

	March 31, 2024
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$486,894	$5,626	$17,746	$—	$510,266
Non-farm non-residential non-owner occupied	597,086	—	1,225	—	598,311
Residential	342,227	533	3,130	—	345,890
Construction, development & other	723,633	710	833	—	725,176
Farmland	28,868	—	838	—	29,706
Commercial & industrial	1,286,360	42,175	19,932	1,822	1,350,289
Consumer	2,382	—	—	—	2,382
Municipal and other	169,741	—	14,417	—	184,158
	$3,637,191	$49,044	$58,121	$1,822	$3,746,178

	December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development & other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial & industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
	$3,567,084	$47,344	$24,038	$322	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

The following tables summarize the Company's loans by risk grades, loan class and vintage, at March 31, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
March 31, 2024:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$15,846	$38,274	$174,863	$120,725	$62,342	$67,112	$7,732	$486,894
Special Mention	146	535	2,334	2,611	—	—	—	5,626
Substandard	—	1,847	1,721	4,453	5,654	2,809	1,262	17,746
Total Non-Farm non-residential owner-occupied	$15,992	$40,656	$178,918	$127,789	$67,996	$69,921	$8,994	$510,266
Non-farm non-residential non-owner occupied
Pass	$16,866	$119,304	$176,301	$208,466	$25,559	$43,677	$6,913	$597,086
Substandard	—	—	78	—	—	1,147	—	1,225
Total Non-Farm non-residential non owner-occupied	$16,866	$119,304	$176,379	$208,466	$25,559	$44,824	$6,913	$598,311
Residential
Pass	$8,569	$94,842	$113,083	$84,643	$18,929	$16,455	$5,706	$342,227
Special Mention	—	93	—	—	440	—	—	533
Substandard	—	2,448	248	429	—	5	—	3,130
Total Residential	$8,569	$97,383	$113,331	$85,072	$19,369	$16,460	$5,706	$345,890
Construction, development & other
Pass	$37,964	$150,185	$92,754	$39,018	$777	$550	$402,385	$723,633
Special Mention	—	—	—	710	—	—	—	710
Substandard	—	658	173	—	—	2	—	833
Total Construction, development & other	$37,964	$150,843	$92,927	$39,728	$777	$552	$402,385	$725,176
Farmland
Pass	$110	$10,475	$11,197	$2,037	$93	$4,370	$586	$28,868
Substandard	—	—	838	—	—	—	—	838
Total Farmland	$110	$10,475	$12,035	$2,037	$93	$4,370	$586	$29,706
Commercial & industrial
Pass	$35,536	$179,586	$83,504	$56,470	$12,984	$13,401	$904,879	$1,286,360
Special Mention	3,775	308	847	23,005	—	17	14,223	42,175
Substandard	—	6,744	4,432	2,209	1,193	1,291	4,063	19,932
Doubtful	—	—	1,500	—	—	322	—	1,822
Total Commercial & industrial	$39,311	$186,638	$90,283	$81,684	$14,177	$15,031	$923,165	$1,350,289
Consumer
Pass	$23	$1,002	$598	$131	$150	$139	$339	$2,382
Total Consumer	$23	$1,002	$598	$131	$150	$139	$339	$2,382
Municipal and other
Pass	$4,022	$69,254	$33,236	$37,045	$3,103	$685	$22,396	$169,741
Substandard	—	—	—	—	—	—	14,417	14,417
Total Municipal and other	$4,022	$69,254	$33,236	$37,045	$3,103	$685	$36,813	$184,158
Total Loans	$122,857	$675,555	$697,707	$581,952	$131,224	$151,982	$1,384,901	$3,746,178

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
December 31, 2023:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$55,172	$179,776	$127,020	$70,984	$33,439	$37,433	$6,987	$510,811
Special Mention	535	2,350	2,632	—	—	—	—	5,517
Substandard	157	41	984	—	2,190	659	463	4,494
Total Non-Farm non-residential owner-occupied	$55,864	$182,167	$130,636	$70,984	$35,629	$38,092	$7,450	$520,822
Non-farm non-residential non-owner occupied
Pass	$105,084	$180,054	$212,484	$26,559	$23,112	$25,486	$8,202	$580,981
Special Mention	4,197	—	—	212	—	—	—	4,409
Substandard	—	88	—	—	—	1,148	—	1,236
Total Non-Farm non-residential non owner-occupied	$109,281	$180,142	$212,484	$26,771	$23,112	$26,634	$8,202	$586,626
Residential
Pass	$97,867	$112,138	$86,117	$19,178	$10,027	$7,275	$6,017	$338,619
Special Mention	94	—	—	444	—	—	—	538
Substandard	2,734	253	437	—	—	8	—	3,432
Total Residential	$100,695	$112,391	$86,554	$19,622	$10,027	$7,283	$6,017	$342,589
Construction, development & other
Pass	$136,888	$110,486	$55,938	$785	$86	$529	$387,386	$692,098
Special Mention	—	—	1,208	—	—	—	—	1,208
Substandard	244	—	—	—	—	3	—	247
Total Construction, development & other	$137,132	$110,486	$57,146	$785	$86	$532	$387,386	$693,553
Farmland
Pass	$11,030	$11,328	$2,070	$96	$3,619	$818	$586	$29,547
Substandard	—	849	—	—	—	—	—	849
Total Farmland	$11,030	$12,177	$2,070	$96	$3,619	$818	$586	$30,396
Commercial & industrial
Pass	$221,392	$49,536	$79,690	$16,843	$14,576	$1,321	$829,945	$1,213,303
Special Mention	4,284	4,068	23,916	467	21	55	2,861	35,672
Substandard	483	3,783	4,461	1,276	1,377	82	2,318	13,780
Doubtful	—	—	—	—	322	—	—	322
Total Commercial & industrial	$226,159	$57,387	$108,067	$18,586	$16,296	$1,458	$835,124	$1,263,077
Consumer
Pass	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Total Consumer	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Municipal and other
Pass	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Municipal and other	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Loans	$728,220	$670,826	$630,164	$140,839	$89,901	$74,864	$1,303,974	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

The following tables summarize the Company's gross charge-offs by origination year and loan class for the three months ended March 31, 2024 and the year ended December 31,2023.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
March 31, 2024:
Commercial & industrial	$—	$—	$(190)	$—	$—	$(622)	$—	$(812)
Municipal and other	—	(12)	—	(15)	—	—	—	(27)
Total Charge-Offs	$—	$(12)	$(190)	$(15)	$—	$(622)	$—	$(839)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
December 31, 2023:
Commercial & industrial	$—	$—	$—	$(181)	$(1,523)	$(120)	$—	$(1,824)
Consumer	—	—	—	—	—	(19)	—	(19)
Municipal and other	(10)	(6)	(2)	(2)	—	—	—	(20)
Total Charge-Offs	$(10)	$(6)	$(2)	$(183)	$(1,523)	$(139)	$—	$(1,863)

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

There may be certain financial assets for which the expectation of credit loss is zero after evaluating historical loss information, making necessary adjustments for current conditions and reasonable and supportable forecasts, and considering any collateral or guarantee arrangements that are not free-standing contracts. A loan that is fully secured by cash or cash equivalents, such as certificates of deposit issued by the lending institution, would likely have zero credit loss expectations. Similarly, the guaranteed portion of a SBA loan or security purchased on the secondary market through the SBA’s fiscal and transfer agent would likely have zero credit loss expectations because these financial assets are unconditionally guaranteed by the U.S. government. Currently, the Company deducts the SBA guaranteed portion of financial assets from the individual asset balance.

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

The following table presents details of the allowance for credit losses on loans by portfolio segment as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Non-Farm Non-Residential Owner Occupied	Non-Farm Non-Residential Non-Owner Occupied	Residential	Construction, Development & Other	Farmland	Commercial & Industrial	Consumer	Municipal and Other	Total
March 31, 2024:
Modeled expected credit losses	$2,409	$2,499	$1,502	$3,344	$156	$6,124	$8	$510	$16,552
Q-Factor and other qualitative adjustments	1,855	2,061	640	2,332	55	8,947	4	450	16,344
Specific allocations	31	651	—	—	—	4,562	—	—	5,244
	$4,295	$5,211	$2,142	$5,676	$211	$19,633	$12	$960	$38,140

December 31, 2023:
Modeled expected credit losses	$2,324	$2,569	$1,474	$3,557	$166	$6,400	$8	$596	$17,094
Q-Factor and other qualitative adjustments	1,952	2,321	867	2,296	78	7,507	6	505	15,532
Specific allocations	35	651	—	—	—	3,710	—	—	4,396
	$4,311	$5,541	$2,341	$5,853	$244	$17,617	$14	$1,101	$37,022

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at March 31, 2024 and December 31, 2023.

The following tables detail the activity in the allowance for credit losses by portfolio segment:

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Beginning balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$(16)	$—	$—	$4,295
Non-farm non-residential non-owner occupied	5,541	(330)	—	—	5,211
Residential	2,341	(199)	—	—	2,142
Construction, development & other	5,853	(177)	—	—	5,676
Farmland	244	(33)	—	—	211
Commercial & industrial	17,617	2,742	(812)	86	19,633
Consumer	14	(3)	—	1	12
Municipal and other	1,101	(124)	(27)	10	960
	$37,022	$1,860	$(839)	$97	$38,140

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Beginning balance	CECL Adoption Adjustment	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,773	$1,324	$179	$—	$—	$5,276
Non-farm non-residential non-owner occupied	5,741	2,610	37	—	—	8,388
Residential	1,064	996	11	—	—	2,071
Construction, development & other	3,053	1,608	636	—	—	5,297
Farmland	82	12	(1)	—	—	93
Commercial & industrial	16,269	(2,903)	739	(120)	505	14,490
Consumer	6	4	20	(21)	—	9
Municipal and other	363	349	(421)	—	—	291
	$30,351	$4,000	$1,200	$(141)	$505	$35,915
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

The following tables present the amortized cost basis of collateral dependent loans which have been assessed individually for credit losses:

	March 31, 2024
(Dollars in thousands)	Real Estate	Business Assets	Other	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,417	$—	$—	$1,417
Non-farm non-residential non-owner occupied	1,372	—	—	1,372
Residential	2,837	—	—	2,837
Construction, development & other	406	—	—	406
Commercial & industrial	1,015	13,079	413	14,507
	$7,047	$13,079	$413	$20,539

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

	December 31, 2023
(Dollars in thousands)	Real Estate	Business Assets	Other	Total
Real estate loans:
Non-farm non-residential owner occupied	$1,054	$—	$—	$1,054
Non-farm non-residential non-owner occupied	1,393	—	—	1,393
Residential	2,940	—	—	2,940
Construction, development & other	247	—	—	247
Commercial & industrial	212	12,439	689	13,340
	$5,846	$12,439	$689	$18,974

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	March 31, 2024	December 31, 2023
Building and building improvements	30 years and 3 - 10 years	$13,732	$13,703
Land		3,894	3,894
Equipment	3 - 5 years	6,504	6,277
Leasehold improvements	3 - 10 years	12,287	11,678
Furniture and fixtures	3 - 5 years	5,194	4,666
Construction in process		157	2,303
		41,768	42,521
Accumulated depreciation		(14,924)	(13,967)
		$26,844	$28,554

Depreciation expense for the three months ended March 31, 2024 and 2023, amounted to approximately $957,000 and $866,000, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Transaction accounts:
Noninterest bearing demand accounts	$424,019	$459,553
Interest bearing demand accounts	3,084,876	2,842,668
Savings	40,635	24,998
Total transaction accounts	3,549,530	3,327,219
Time deposits	501,142	475,929
Total deposits	$4,050,672	$3,803,148

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $309.8 million and $315.4 million as of March 31, 2024 and December 31, 2023, respectively.

Scheduled maturities of time deposits at March 31, 2024 are as follows:

(Dollars in thousands)	Maturities by Year
2024 (nine months remaining)	$318,631
2025	145,015
2026	32,450
2027	1,135
2028	2,560
2029 and thereafter	1,351
$501,142

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

At March 31, 2024 and December 31, 2023, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $150,000 and $101,000, respectively.

6.
Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded income tax provision expense of $2.6 million and $2.2 million, respectively, reflecting an effective tax rate of 19.9% and 19.5%, respectively.

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of March 31, 2024 and December 31, 2023, borrowing capacity available under this arrangement was $643.9 million and $565.1 million, respectively. The Company had no FHLB advances outstanding at March 31, 2024 and December 31, 2023. Letters of credit with the FHLB in the amount of $428.6 million were issued at March 31, 2024. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from April 2024 through July 2025.

Line of Credit - Senior Debt

The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At March 31, 2024 and December 31, 2023, the outstanding balance was $43.9 million and $38.9 million, respectively.

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

March 31, 2024 and December 31, 2023

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

The Company may, at its option, redeem the Notes (i) in whole or in part beginning with the interest payment date on April 1, 2027, and on any interest payment date thereafter, or (ii) in whole, but not in part, upon the occurrence of a “Tier 2 Capital Event,” a “Tax Event,” or “Investment Company Event”. The redemption price for any redemption is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any redemption of the Notes will be subject to the receipt of the approval of the Federal Reserve to the extent then required under applicable laws or regulations, including capital adequacy rules or regulations.

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At March 31, 2024 and December 31, 2023, the Company had $82.3 million in outstanding principal and $1.7 million in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of March 31, 2024 and December 31, 2023, total borrowing capacity under this arrangement was $1.3 billion and $1.2 billion, respectively. The Company had no advances outstanding under these lines as of March 31, 2024 or December 31, 2023.

Federal Funds Lines of Credit

At March 31, 2024 and December 31, 2023, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at March 31, 2024 and December 31, 2023.

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At March 31, 2024, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock,

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

(ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At March 31, 2024, there were 84,189 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At March 31, 2024, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

2020 Heritage Stock Option Plan

On January 1, 2020, the Company acquired a stock option plan which originated under Heritage Bancorp, Inc. as part of a merger of the two companies. The options granted to employees must be exercised within 10 years from the date of grant and vesting schedules are determined on an individual basis. At merger date, 109,908 outstanding options became fully vested and were converted to options to purchase 97,821 shares of the Company’s common stock at an exchange ratio of 0.89, which was equal to the acquisition exchange rate for common shares. At March 31, 2024, no shares were available for grant for future awards.

Stock Options

During the three months ended March 31, 2024, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the three months ended March 31, 2024 were granted with an exercise price ranging from $19.50 to $19.59. Options granted during the three months ended March 31, 2023 were granted with an exercise price ranging from $18.06 to $18.99.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the three months ended March 31, 2024: risk-free interest rate ranging from 3.84% to 3.95%, dividend yield of 0.00%; estimated volatility ranging from 23.42% to 23.49%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the three months ended March 31, 2023: risk-free interest rate ranging from 3.42% to 4.14%, dividend yield of 0.00%; estimated volatility ranging from 17.81% to 17.89%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation expense of $124,000 and $142,000, respectively, associated with stock options. As of March 31, 2024, there was approximately $1.4 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

A summary of stock option activity for the three months ended March 31, 2024 and 2023 is presented below:

	March 31, 2024		March 31, 2023
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,126,023	$17.72	1,203,928	$18.05
Granted during the period	10,000	19.55	13,000	18.45
Forfeited during the period	(44,231)	16.14	(51,600)	21.64
Exercised during the period	(16,797)	11.27	—	—
Outstanding at the end of period	1,074,995	$17.90	1,165,328	$17.89
Options exercisable at end of period	654,855	$16.55	585,538	$15.61
Weighted-average grant date fair value of options granted during the period		$7.19		$5.95

A summary of weighted average remaining life is presented below:

	March 31, 2024			March 31, 2023
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	117,050	0.79	117,050	146,553	1.71	146,553
$13.00 - $16.99	415,195	5.39	351,355	432,375	6.19	341,985
$17.00 - $26.99	542,750	7.59	186,450	586,400	8.42	97,000
	1,074,995	6.00	654,855	1,165,328	6.75	585,538

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $2.8 million and $2.5 million, respectively, at March 31, 2024. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $798,000 each, at March 31, 2023.

The intrinsic value of stock options exercised during the three months ended March 31, 2024 was approximately $146,000. There were no stock options exercised during the three months ended March 31, 2023.

A summary of the activity in the Company’s nonvested shares is as follows:

	March 31, 2024		March 31, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	447,970	$3.94	676,270	$3.82
Granted during the period	10,000	7.19	13,000	5.95
Vested during the period	(31,230)	3.22	(65,080)	2.59
Forfeited during the period	(6,600)	3.05	(44,400)	3.46
Nonvested at end of period	420,140	$4.08	579,790	$3.81

Warrants

The Company had fully vested stock warrants issued in connection with the organization of the Company during 2013, which were exercisable over a ten-year period to purchase one share of common stock for each warrant held. As of December 31, 2023, all stock warrants issued in connection with the organization of the Company were exercised prior to their expiration date of July 1, 2023.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 5.5 years as of March 31, 2024.

A summary of the Company’s stock warrant activity is presented below:

	March 31, 2024		March 31, 2023
	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	175,000	$22.50	179,285	$22.23
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired or forfeited during the period	—	—	—	—
Outstanding at end of period	175,000	$22.50	179,285	$22.23
Exercisable at end of period	175,000	$22.50	179,285	$22.23

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

A summary of the activity for non-vested RSAs for the three months ended March 31, 2024 and 2023 is presented below:

	March 31, 2024		March 31, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	110,224	$17.44	76,094	$22.35
Granted during the period	32,153	19.81	47,762	15.84
Vested during the period	(22,697)	17.85	(6,536)	24.70
Forfeited during the period	—	—	—	—
Nonvested at the end of period	119,680	$18.66	117,320	$19.57

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized share-based compensation expense associated with RSAs of approximately $232,000 and $223,000 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $1.7 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over the remaining vesting periods.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in other assets and other liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of March 31, 2024, the Company's operating lease ROU asset and operating lease liability totaled $20.7 million and $21.6 million, respectively.

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

As of March 31, 2024, the weighted-average discount rate for the Company's operating leases was 4.63%. The Company's lease terms range from less than one year to one hundred forty-four months. The weighted-average remaining term of the leases was 8.43 years.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

Lease costs for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$1,170	$982
Short-term lease cost	10	62
Total lease cost	$1,180	$1,044

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2029 and thereafter is presented below:

(Dollars in thousands)	March 31, 2024
2024 (nine months remaining)	$2,371
2025	3,250
2026	3,324
2027	3,360
2028	3,169
2029 and thereafter	11,716
Total undiscounted lease liability	27,190
Less: Discount on cash flows	(4,475)
Leases signed, but not yet commenced	(1,068)
Total operating lease liability	$21,647

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$1,421,293	$1,352,147
Standby letters of credit	25,702	26,850
Total	$1,446,995	$1,378,997

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

At March 31, 2024 and December 31, 2023, the allowance for credit losses related to off-balance sheet exposures was $2.1 million and $2.4 million, respectively.

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

March 31, 2024 and December 31, 2023

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

There were no transfers between levels during the three month period ended March 31, 2024 or during the year ended December 31, 2023.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At March 31, 2024:
Securities available-for-sale:
U.S government and agency securities	$—	$19,176	$—	$19,176
State and municipal securities	—	1,006	—	1,006
Mortgage-backed securities and collateralized mortgage obligations	—	126,047	—	126,047
Corporate bonds	—	100,062	—	100,062
Total investment securities available-for-sale	$—	$246,291	$—	$246,291
Derivative assets:
Cash flow hedges	$—	$2,595	$—	$2,595
Pass-through interest rate swaps	—	8,203	—	8,203
Risk participation agreements	—	14	—	14
Pay-fixed interest rate swaps	—	203	—	203
Total derivative assets	$—	$11,015	$—	$11,015
Derivative liabilities:
Pass-through interest rate swaps	$—	$8,203	$—	$8,203
Risk participation agreements	—	2	—	2
Pay-fixed interest rate swaps	—	48	—	48
Total derivative liabilities	$—	$8,253	$—	$8,253

At December 31, 2023:
Securities available-for-sale:
U.S. government and agency securities	$—	$3,991	$—	$3,991
Mortgage-backed securities and collateralized mortgage obligations	—	78,533	—	78,533
Corporate bonds	—	95,563	—	95,563
Total investment securities available-for-sale	$—	$178,087	$—	$178,087
Derivative assets:
Pass-through interest rate swaps	$—	$8,774	$—	$8,774
Risk participation agreements	—	6	—	6
Pay-fixed interest rate swaps	—	48	—	48
Total derivative assets	$—	$8,828	$—	$8,828
Derivative liabilities:
Cash flow hedges	$—	$1,541	$—	$1,541
Interest rate swaps	—	8,774	—	8,774
Risk participation agreements	—	20	—	20
Pay-fixed interest rate swaps	—	352	—	352
Total derivative liabilities	$—	$10,687	$—	$10,687

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2024 and December 31, 2023:

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

Loans Evaluated Individually for Expected Credit Losses. At March 31, 2024, collateral dependent loans with carrying values of $15.6 million were reduced by specific valuation allowances totaling $5.2 million resulting in a net fair value of $10.4 million based on Level 3 inputs. At December 31, 2023, collateral dependent loans with carrying values of $10.1 million were reduced by specific valuation allowances totaling $4.4 million resulting in a net fair value of $5.7 million based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The Company did not have any foreclosed assets for fair value measurement as of March 31, 2024 or December 31, 2023.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$498,260	$498,260	$411,845	$411,845
Investment securities available-for-sale	246,291	246,291	178,087	178,087
Non-marketable securities	16,095	16,095	16,041	16,041
Accrued interest receivable	25,769	25,769	23,120	23,120
Bank-owned life insurance	66,443	66,443	65,861	65,861
Derivative assets	11,015	11,015	8,828	8,828
	$863,873	$863,873	$703,782	$703,782
Level 3 inputs
Loans, net	$3,708,038	$3,631,387	$3,601,766	$3,532,270
Financial liabilities:
Level 2 inputs
Deposits	$4,050,672	$4,070,158	$3,803,148	$3,821,744
Accrued interest payable	3,927	3,927	4,794	4,794
Note payable and line of credit	124,480	124,480	119,428	119,428
Derivative liabilities	8,253	8,253	10,687	10,687
	$4,187,332	$4,206,818	$3,938,057	$3,956,653

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

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

At March 31, 2024 and December 31, 2023, the Company had federal funds sold aggregating approximately $130.4 million and $114.9 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $209.6 million and $262.1 million, respectively, at March 31, 2024 and December 31, 2023. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

For the three months ended March 31, 2024 and 2023, Company contributions to the Merged Plan were approximately $388,000 and $332,000, respectively. Administrative expense related to the Merged Plan for the same three month periods totaled approximately $19,000 and $25,000, respectively. The costs were included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At March 31, 2024 and December 31, 2023, the aggregate amounts of loans to related parties were approximately $1.2 million and $1.4 million, respectively. During the three months ended March 31, 2024, there were no loan originations to related parties and repayments from related party loans totaled $200,000. Related party unfunded commitments at March 31, 2024 and December 31, 2023 were approximately $315,000 and $402,000, respectively. Deposits account balances for related parties at March 31, 2024 and December 31, 2023, totaled approximately $19.9 million and $19.6 million, respectively.

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

March 31, 2024 and December 31, 2023

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

Regulatory Matters

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the Texas Department of Banking is the Bank’s primary state regulator and the Federal Reserve is the Bank’s primary federal regulator. The Federal Reserve continues to be the Company’s primary federal regulator. The Bank remains as a member of the Federal Reserve System.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2024 and December 31, 2023, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2024 and December 31, 2023. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since March 31, 2024 that management believes have changed the Bank’s category.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. The Company began reporting ratios beginning March 31, 2023 in accordance with the regulatory framework. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of March 31, 2024:
Total capital (to risk weighted assets)	$522,641	12.41%	≥	$442,055	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$401,785	9.54%	≥	$357,854	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$401,785	9.15%	≥	$175,671	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$335,560	7.97%	≥	$294,703	≥	7.00%		N/A		N/A
As of December 31, 2023:
Total capital (to risk weighted assets)	$512,024	12.66%	≥	$424,563	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$392,037	9.70%	≥	$343,694	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$392,037	9.23%	≥	$169,917	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$325,812	8.06%	≥	$283,042	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of March 31, 2024:
Total capital (to risk weighted assets)	$558,084	13.28%	≥	$441,314	≥	10.50%	≥	$420,299	≥	10.00%
Tier 1 capital (to risk weighted assets)	$517,833	12.32%	≥	$357,254	≥	8.50%	≥	$336,239	≥	8.00%
Tier 1 capital (to average assets)	$517,833	11.81%	≥	$175,396	≥	4.00%	≥	$219,245	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$517,833	12.32%	≥	$294,209	≥	7.00%	≥	$273,194	≥	6.50%
As of December 31, 2023:
Total capital (to risk weighted assets)	$544,624	13.49%	≥	$423,829	≥	10.50%	≥	$403,647	≥	10.00%
Tier 1 capital (to risk weighted assets)	$505,190	12.52%	≥	$343,100	≥	8.50%	≥	$322,918	≥	8.00%
Tier 1 capital (to average assets)	$505,190	11.91%	≥	$169,649	≥	4.00%	≥	$212,062	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$505,190	12.52%	≥	$282,553	≥	7.00%	≥	$262,371	≥	6.50%

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

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2024	2023
Net income	$10,367	$9,243
Less dividends declared, Series A Preferred Stock	1,171	1,171
Net income available to common shareholders	$9,196	$8,072
Weighted-average shares outstanding for basic earnings per common share	13,606,256	13,532,545
Dilutive effect of stock compensation and other dilutive securities	3,329,747	3,269,270
Weighted-average shares outstanding for diluted earnings per common share	16,936,003	16,801,815
Basic earnings per share	$0.68	$0.60
Diluted earnings per share	$0.61	$0.55

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

During March 2023 and as part of our hedging strategy, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility, which was scheduled to mature on March 31, 2028, was discontinued on May 26,

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

2023, and a gain of $5.0 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract.

During July 2022, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million on its floating rate deposits. The facility, which was designated as a cash flow hedge, was discontinued on August 24, 2022, and a gain on the terminated hedge of $3.0 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract, or July 9, 2027.

On February 18, 2021, a $100.0 million pay-fixed interest rate swap facility designated as a cash flow hedge was discontinued and a gain on the terminated hedge of $945,000 was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract, or September 4, 2025.

For the three months ended March 31, 2024 and 2023, approximately $445,000 and $206,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2024, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At March 31, 2024, the Company's derivative assets and liabilities totaled $11.0 million and $8.3 million, respectively. The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
March 31, 2024:
Cash flow hedges:
Pay-fixed interest rate swaps	$200,000	$2,595	$—	3.60%	USD Fed Funds-H.15	4.7
Total cash flow hedges	200,000	2,595	—
Fair value hedges:
Risk participation agreements purchased	$13,488	$14	$—	—	5.83%	2.3
Risk participation agreements sold	53,437	—	2	—	5.06%	3.6
Commercial loan one-way interest rate swaps	33,543	203	48	7.02%	—	2.9
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	200,716	530	7,673	—	5.78%	3.3
Financial institution counterparty	200,716	7,673	530	5.78%	—	3.3
Total fair value hedges	501,900	8,420	8,253
Total derivatives	$701,900	$11,015	$8,253

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2024 and December 31, 2023

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2023:
Cash flow hedges:
Pay-fixed interest rate swap	$200,000	$—	$1,541	3.60%	USD Fed Funds-H.15	5.0
Total cash flow hedges	200,000	—	1,541
Fair value hedges:
Risk participation agreements purchased	13,935	—	20	—	5.80%	2.5
Risk participation agreements sold	54,383	6	—	—	5.06%	3.9
Commercial loan one-way interest rate swaps	32,477	48	352	7.02%	—	3.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	216,766	2,327	6,447	—	5.86%	3.7
Financial institution counterparty	216,766	6,447	2,327	5.86%	—	3.7
Total fair value hedges	534,327	8,828	9,146
Total derivatives	$734,327	$8,828	$10,687

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Core Deposit Intangible, Net

Amortization expense of the core deposit intangible (“CDI”) was approximately $40,000 for each of the three months ended March 31, 2024 and 2023. The remaining weighted average life is 5.8 years at March 31, 2024.

Scheduled amortization of CDI at March 31, 2024 are as follows:

(Dollars in thousands)	CDI Amortization
2024 (nine months remaining)	$121
2025	162
2026	162
2027	162
2028	162
2029	160
$929

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

20. Subsequent Events

On April 10, 2024, the Company terminated $200 million in notional cash flow hedge facilities for a realized gain of $5.4 million. The gain will be accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and the “Company” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries, references in this Form 10-Q to the “Bank” refer to Third Coast Bank, a Texas banking association and our wholly owned bank subsidiary, and references in this Form 10-Q to “TCCC” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 7, 2024 and in Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate seventeen branches, with eight branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, five branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of March 31, 2024, we had, on a consolidated basis, total assets of $4.66 billion, total loans of $3.75 billion, total deposits of $4.05 billion and total shareholders’ equity of $423.6 million.

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

Conversion to State Bank

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the Texas Department of Banking is the Bank’s primary state regulator and the Federal Reserve is the Bank’s primary federal regulator. The Federal Reserve continues to be the Company’s primary federal regulator. The Bank remains as a member of the Federal Reserve System.

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Increase (Decrease)
Interest income	$78,876	$57,379	$21,497	37.5%
Interest expense	40,797	24,549	16,248	66.2%
Net interest income	38,079	32,830	5,249	16.0%
Provision for credit losses	1,560	1,200	360	30.0%
Noninterest income	2,343	1,902	441	23.2%
Noninterest expense	25,914	22,044	3,870	17.6%
Income before income taxes	12,948	11,488	1,460	12.7%
Income tax expense	2,581	2,245	336	15.0%
Net income	$10,367	$9,243	$1,124	12.2%

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

Three months ended March 31, 2024 vs. Three months ended March 31, 2023

Net interest income increased $5.2 million, or 16.0%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from deposit growth and increased rates paid on interest-bearing deposits. Average loans increased from $3.17 billion for the three months ended March 31, 2023 to $3.67 billion for the three months ended March 31, 2024, with the growth well diversified in real estate loans and commercial loans. The yield on loans for the three months ended March 31, 2024 was 7.75% compared to 6.90% for the three months ended March 31, 2023, primarily a result of the increases in the Prime Rate over the past twelve months. Interest expense related to interest bearing deposit accounts was $38.7 million and $22.1 million for three months ended March 31, 2024 and 2023, respectively. Average interest bearing deposits increased from $2.60 billion for the three months ended March 31, 2023 to $3.35 billion for the three months ended March 31, 2024. The average rate paid on interest-bearing deposits increased from 3.45% for the three months ended March 31, 2023 to 4.65% for the three months ended March 31, 2024. For the three months ended March 31, 2024, net interest margin and net interest spread were 3.60% and 2.73%, respectively, compared to 3.79% and 3.01%, respectively, for the three months ended March 31, 2023.

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

	For the Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$202,277	$3,093	6.15%	$178,197	$1,548	3.52%
Loans, gross	3,665,378	70,671	7.75%	3,170,828	53,911	6.90%
Federal funds sold and other interest earning assets	383,929	5,112	5.36%	167,694	1,920	4.64%
Total interest-earning assets	4,251,584	78,876	7.46%	3,516,719	57,379	6.62%
Less allowance for credit losses	(37,278)			(34,879)
Total interest-earning assets, net of allowance	4,214,306			3,481,840
Noninterest-earning assets	193,070			182,869
Total assets	$4,407,376			$3,664,709
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,346,847	$38,698	4.65%	$2,595,750	$22,092	3.45%
Note payable and line of credit	120,884	2,099	6.98%	111,250	1,814	6.61%
FHLB advances	—	—	—	52,803	643	4.94%
Total interest-bearing liabilities	3,467,731	40,797	4.73%	2,759,803	24,549	3.61%
Noninterest-bearing deposits	457,054			477,706
Other liabilities	61,945			42,406
Total liabilities	3,986,730			3,279,915
Shareholders’ equity	420,646			384,794
Total liabilities and shareholders' equity	$4,407,376			$3,664,709
Net interest income		$38,079			$32,830
Net interest spread(1)			2.73%			3.01%
Net interest margin(2)			3.60%			3.79%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $3.5 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

	For the Three Months Ended March 31, 2024 compared to 2023
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$224	$1,321	$1,545
Loans, gross	8,929	7,831	16,760
Federal funds sold and other interest-earning assets	2,512	680	3,192
Total increase in interest income	$11,665	$9,832	$21,497
Interest-bearing liabilities:
Interest-bearing deposits	$6,630	$9,976	$16,606
Note payable and line of credit	174	111	285
FHLB advances	(643)	—	(643)
Total increase in interest expense	$6,161	$10,087	$16,248
Increase (decrease) in net interest income	$5,504	$(255)	$5,249

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

The provision for credit losses for the three months ended March 31, 2024 was $1.6 million compared to $1.2 million for the three months ended March 31, 2023. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the three months ended March 31, 2024 or 2023.

As of March 31, 2024, the allowance for credit losses for loans totaled $38.1 million, or 1.02% of total loans, compared to $37.0 million, or 1.02% of total loans, as of December 31, 2023. At March 31, 2024, the allowance for credit losses for unfunded loan commitments was $2.1 million compared to $2.4 million at December 31, 2023. No allowance for credit losses for securities was recorded as of March 31, 2024 or December 31, 2023.

See the sections captioned “Allowance for Credit Losses” and “Securities” elsewhere in this discussion for additional information regarding the provision for credit losses related to loans, off-balance sheet credit exposures and securities.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and other fees, earnings from bank-owned life insurance and our investment in the Small Business Investment Company, gains from the sale of SBA loans and securities, and derivative fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Increase (Decrease)
Noninterest Income:
Service charges and fees	$1,505	$779	$726	93.2%
Earnings on bank-owned life insurance	582	475	107	22.5%
Gain on sale of investment securities available-for-sale	157	97	60	61.9%
Gain on sale of SBA loans	30	—	30	100.0%
Derivative fees	66	(1)	67	6700.0%
Other	3	552	(549)	(99.5)%
Total noninterest income	$2,343	$1,902	$441	23.2%

Three months ended March 31, 2024 vs. Three months ended March 31, 2023

The increase in noninterest income of $441,000 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to increased service charges and other fees and increased earnings on bank-owned life insurance, offset by a decrease in advisory fee income.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$16,502	$13,712	$2,790	20.3%
Net occupancy and equipment expenses	3,045	2,633	412	15.6%
Other:
Legal and professional fees	1,385	1,930	(545)	(28.2)%
Data processing and network expenses	1,418	1,203	215	17.9%
Regulatory assessments	980	666	314	47.1%
Advertising and marketing	355	686	(331)	(48.3)%
Software purchases and maintenance	817	352	465	132.1%
Loan operations	226	(35)	261	745.7%
Telephone and communications	134	139	(5)	(3.6)%
Other	1,052	758	294	38.8%
Total noninterest expense	$25,914	$22,044	$3,870	17.6%

Three months ended March 31, 2024 vs. Three months ended March 31, 2023

The increase in noninterest expense of $3.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to increases in salaries and employee benefits expenses, investment in new technology and software, increase in regulatory assessments, increase in data processing expenses related to growth and new products, increased expenses related to new offices and increased other expenses such as franchise taxes, fraud losses, and deposit related fees.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $16.5 million for the three months ended March 31, 2024, an increase of $2.8 million, or 20.3%, compared to $13.7 million for the same period in 2023. The increase was primarily due to our continued investment in our employees with annual wage increases and merit awards and a decrease in deferred salary expense resulting from a decrease in new loan volume.

Net occupancy and equipment expenses were $3.0 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $1.3 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase was due to costs associated with additional lease space at several of our locations and increased computer software amortization.

Legal and professional fees were $1.4 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. The year over year decrease was primarily due to decreased legal fees from the first quarter of 2023 for corporate business.

Regulatory assessment fees increased from $666,000 for the three months ended March 31, 2023 to $980,000 for the three months ended March 31, 2024. The increase was primarily due to our growth in total assets from $3.86 billion at March 31, 2023 to $4.66 billion at March 31, 2024 and a change in our quarterly assessment rate.

The Company's software-related expenditures, including software purchases and maintenance, amounted to $817,000 and $352,000 for the three months ended March 31, 2024, and 2023, respectively. The increase in these expenses is attributed to our continued investment towards adopting new and advanced technology and software aimed at achieving greater efficiency in lending and deposit processes and management of risk.

Other noninterest expenses were $1.1 million and $758,000 for the three months ended March 31, 2024 and 2023, respectively. The Company incurred additional expenses related to franchise taxes, deposit related fees, and board of director related expenses.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Income tax expense	$2,581	$2,245
Effective tax rate	19.9%	19.5%

Financial Condition

Total assets were $4.66 billion as of March 31, 2024 compared to $4.40 billion as of December 31, 2023. The increase in total assets of $264.3 million was primarily due to organic loan growth, the purchase of investment securities, and the increase in cash and cash equivalents during the three months ended March 31, 2024. The increases were funded primarily by the growth in total deposits and additional advance on the Company's line of credit.

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

As of March 31, 2024, total loans were $3.75 billion, an increase of $107.4 million, or 3.0%, compared to $3.64 billion as of December 31, 2023. The increase in loans was well diversified in real estate loans and commercial loans. Total loans as a percentage of deposits were 92.5% and 95.7% as of March 31, 2024 and December 31, 2023, respectively. Total loans as a percentage of assets were 80.4% and 82.8% as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$510,266	13.6%	$520,822	14.3%
Non-farm non-residential non-owner occupied	598,311	16.0%	586,626	16.1%
Residential	345,890	9.2%	342,589	9.4%
Construction, development and other	725,176	19.4%	693,553	19.1%
Farmland	29,706	0.8%	30,396	0.8%
Commercial and industrial	1,350,289	36.0%	1,263,077	34.7%
Consumer	2,382	0.1%	2,555	0.1%
Municipal and other	184,158	4.9%	199,170	5.5%
Total loans	$3,746,178	100.0%	$3,638,788	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans decreased $10.6 million, or 2.0%, to $510.3 million as of March 31, 2024 from $520.8 million as of December 31, 2023.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $11.7 million, or 2.0%, to $598.3 million as of March 31, 2024 from $586.6 million as of December 31, 2023.

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $3.3 million, or 1.0%, to $345.9 million as of March 31, 2024 from $342.6 million as of December 31, 2023.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $31.6 million, or

4.6%, to $725.2 million as of March 31, 2024 from $693.6 million as of December 31, 2023 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At March 31, 2024 and December 31, 2023, outstanding factored receivables were $31.0 million and $26.5 million, respectively.

Commercial and industrial loans increased $87.2 million, or 6.9%, to $1.35 billion as of March 31, 2024 from $1.26 billion as of December 31, 2023. The increase was primarily a result of increased productivity of existing lenders in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2024
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$33,339	$215,396	$189,379	$72,152	$510,266
Non-farm non-residential non-owner occupied	46,996	406,195	114,854	30,266	598,311
Residential	152,699	85,970	56,803	50,418	345,890
Construction, development and other	131,341	567,236	15,965	10,634	725,176
Farmland	4,904	18,358	5,233	1,211	29,706
Commercial and industrial	778,486	489,374	77,749	4,680	1,350,289
Consumer	458	1,626	298	—	2,382
Municipal and other	109,512	74,646	—	—	184,158
Total loans	$1,257,735	$1,858,801	$460,281	$169,361	$3,746,178
Amounts with fixed rates	$284,182	$526,477	$26,543	$9,425	$846,627
Amounts with floating rates	$973,553	$1,332,324	$433,738	$159,936	$2,899,551

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructure loans included in nonperforming assets as of March 31, 2024 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of March 31, 2024	As of December 31, 2023
Nonaccrual loans	$18,130	$16,649
Loans > 90 days and still accruing	3,614	670
Restructured loan—accruing	—	—
Total nonperforming loans	$21,744	$17,319
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$21,744	$17,319
Ratio of nonaccrual loans to total loans	0.48%	0.46%
Ratio of nonperforming loans to total loans	0.58%	0.48%
Ratio of nonperforming loans to total assets	0.47%	0.39%
Ratio of nonperforming assets to total assets	0.47%	0.39%
Ratio of nonperforming loans to total loans plus OREO	0.58%	0.48%
Ratio of allowance for credit losses to nonaccrual loans	210.37%	222.37%

We had $21.7 million in nonperforming assets as of March 31, 2024 compared to $17.3 million as of December 31, 2023. Included in nonperforming assets, nonperforming loans were $21.7 million and $17.3 million as of March 31, 2024 and December 31, 2023, respectively. The increase in non-performing loans was primarily the result of three commercial and industrial loans and a commercial real estate loan being placed on nonaccrual totaling $3.0 million. The increase was partially offset by nonaccrual loan charge-offs of $549,000 and nonaccrual loan paydowns of $629,000 during the quarter. The increase in loans over 90 days and still accruing was primarily the result of a $2.9 million commercial real estate loan that matured and was pending renewal at the end of the quarter.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of March 31, 2024	As of December 31, 2023
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$2,369	$1,211
Non-farm non-residential non-owner occupied	1,225	1,235
Residential	2,837	2,938
Construction, development and other	406	247
Commercial and industrial	11,293	11,018
Total nonaccrual loans	$18,130	$16,649

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of March 31, 2024
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$486,894	$5,626	$17,746	$—	$510,266
Non-farm non-residential non-owner occupied	597,086	—	1,225	—	598,311
Residential	342,227	533	3,130	—	345,890
Construction, development and other	723,633	710	833	—	725,176
Farmland	28,868	—	838	—	29,706
Commercial and industrial	1,286,360	42,175	19,932	1,822	1,350,289
Consumer	2,382	—	—	—	2,382
Municipal and other	169,741	—	14,417	—	184,158
Gross loans	$3,637,191	$49,044	$58,121	$1,822	$3,746,178

	As of December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development and other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial and industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
Gross loans	$3,567,084	$47,344	$24,038	$322	$3,638,788

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

As of March 31, 2024, the allowance for credit losses for loans totaled $38.1 million, or 1.02% of total loans. As of December 31, 2023, the allowance for credit losses totaled $37.0 million, or 1.02% of total loans. The increase in our allowance for credit losses was primarily due to the $1.9 million provision for credit losses on loans recorded for the three months ended March 31, 2024 partially offset by $742,000 of net charge-offs.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses at beginning of period	$37,022	$30,351
Impact of ASC 326 adoption	—	4,000
Provision for credit losses on loans	1,860	1,200
Charge-offs:
Commercial and industrial	(812)	(120)
Consumer	—	(21)
Municipal and other	(27)	—
Total charge-offs	(839)	(141)
Recoveries:
Commercial and industrial	86	505
Consumer	1	—
Municipal and other	10	—
Total recoveries	97	505
Net (charge-offs) recoveries	(742)	364
Allowance for credit losses at end of period	$38,140	$35,915
Ratio of net (charge-offs) recoveries to average loans(1)	(0.08)%	0.05%

(1)
Interim periods annualized.

During the three months ended March 31, 2024, the Company recorded net charge-offs of $742,000. During the three months ended March 31, 2023, net recoveries were $364,000.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of March 31, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$4,295	13.6%	$4,311	14.3%
Non-farm non-residential non-owner occupied	5,211	16.0%	5,541	16.1%
Residential	2,142	9.2%	2,341	9.4%
Construction, development and other	5,676	19.4%	5,853	19.1%
Farmland	211	0.8%	244	0.8%
Commercial and industrial	19,633	36.0%	17,617	34.7%
Consumer	12	0.1%	14	0.1%
Municipal and other	960	4.9%	1,101	5.5%
	$38,140	100.0%	$37,022	100.00%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of March 31, 2024.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of March 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
U.S. government and agency securities	$19,234	$34	$92	$19,176
State and municipal securities	1,000	6	—	1,006
Mortgage-backed securities and collateralized mortgage obligations	125,637	1,327	917	126,047
Corporate bonds	105,663	647	6,248	100,062
	$251,534	$2,014	$7,257	$246,291

	As of December 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Investment securities available-for-sale:
U.S. government and agency securities	$4,017	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	77,703	1,599	769	78,533
Corporate bonds	100,371	861	5,669	95,563
	$182,091	$2,460	$6,464	$178,087

As of March 31, 2024, the carrying amount of the security portfolio was $246.3 million compared to $178.1 million as of December 31, 2023, an increase of $68.2 million, or 38.3%. The increase relates primarily to net purchases of $71.6 million in corporate bonds, agencies, and municipal securities offset by paydowns of $2.4 million in mortgage-backed securities during the three months ended March 31, 2024. Investment securities represented 5.3% and 4.1% of total assets as of March 31, 2024 and December 31, 2023, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of March 31, 2024 and December 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The contractual maturities of the mortgage-backed securities held range from 2026 to 2054 and are not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. Therefore, schedules of maturities for mortgage-backed securities have been excluded from this disclosure.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2024, by contractual maturity, are shown below:

	As of March 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,946	$2,962
Due from one year to five years	10,368	10,483
Due from five years to ten years	93,349	87,623
Over ten years	19,234	19,176
	125,897	120,244
Mortgage-backed securities and other agency obligations	125,637	126,047
	$251,534	$246,291

The weighted average life of our investment portfolio was 7.15 years and 7.47 years as of March 31, 2024 and December 31, 2023, respectively.

Deposits

Total deposits as of March 31, 2024 were $4.05 billion, an increase of $247.5 million, or 6.5%, compared to $3.80 billion as of December 31, 2023. The increase was primarily due to growth in our national wholesale deposits through our core, fiduciary and institutional deposit programs, continued growth in our primary market areas, and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest-bearing deposits as of March 31, 2024 were $424.0 million, a decrease of $35.5 million, or 7.7%, compared to $459.6 million as of December 31, 2023. Total interest-bearing account balances as of March 31, 2024 were $3.63 billion, an increase of $283.1 million, or 8.5%, from $3.34 billion as of December 31, 2023.

The components of deposits as of the dates shown below were as follows:

	As of March 31, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$3,084,876	85.0%	$2,842,668	85.0%
Savings	40,635	1.1%	24,998	0.7%
Time deposits $100,000 and over	484,325	13.4%	459,688	13.8%
Time deposits less than $100,000	16,817	0.5%	16,241	0.5%
Total interest-bearing deposits	$3,626,653	89.5%	$3,343,595	87.9%
Noninterest-bearing demand deposits	$424,019	10.5%	$459,553	12.1%
Total deposits	$4,050,672	100.0%	$3,803,148	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of March 31, 2024
Three months or less	$70,710
Over three months through six months	57,459
Over six months through twelve months	106,674
Over twelve months	69,172
$304,015

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Three Months Ended		Year Ended
	March 31, 2024		December 31, 2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$457,054	—	$473,558	—
Interest-bearing demand deposits	2,808,759	4.65%	2,332,972	4.14%
Savings	42,086	2.58%	29,282	0.51%
Time deposits	496,002	4.85%	423,351	4.30%
Total interest-bearing deposits	3,346,847	4.65%	2,785,605	4.13%
Total deposits	$3,803,901	4.09%	$3,259,163	3.53%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2024 was 12.0% and for the year ended December 31, 2023 was 14.5%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of March 31, 2024	As of December 31, 2023
FHLB advances	$—	$—
Line of Credit - Senior Debt	43,875	38,875
Note Payable - Subordinated Debt	80,605	80,553
Total borrowings	$124,480	$119,428

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of March 31, 2024 and December 31, 2023, borrowing capacity available under this arrangement was $643.9 million and $565.1 million, respectively. We had no FHLB advances outstanding at March 31, 2024 or during the three months ended March 31, 2024. We had no FHLB advances outstanding at December 31, 2023. Our cost of FHLB advances was 5.43% for the year ended December 31, 2023. In addition, letters of credit with the FHLB in the amount of $428.6 million and $463.1 million were outstanding at March 31, 2024 and December 31, 2023, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from April 2024 through July 2025.

Line of Credit - Senior Debt. The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the

10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At March 31, 2024 and December 31, 2023, the outstanding balance was $43.9 million and $38.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. As of March 31, 2024 and December 31, 2023, the outstanding balance was $80.6 million, net of $1.7 million in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.98% and 6.61% for the three months ended March 31, 2024 and 2023, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. In June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. At March 31, 2024 and December 31, 2023, total borrowing capacity under this arrangement was $1.3 billion and $1.2 billion, respectively. There were no advances outstanding at March 31, 2024 or December 31, 2023.

Federal Funds Lines of Credit. At March 31, 2024 and December 31, 2023, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at March 31, 2024 or December 31, 2023.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the three months ended March 31, 2024 and for the year ended December 31, 2023, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At March 31, 2024, the Company had borrowing capacity available under FHLB advances of $643.9 million, line of credit - senior debt of $11.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.3 billion, and federal funds lines of credit of $36.5 million. At December 31, 2023, the Company had borrowing capacity under FHLB advances of $565.1 million, line of credit - senior debt of $11.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.2 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $4.41 billion for the three months ended March 31, 2024 and $3.90 billion for the year ended December 31, 2023.

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	10.4%	12.2%
Interest-bearing	75.9%	71.5%
FHLB advances	—	2.0%
Note payable and line of credit	2.7%	2.9%
Other liabilities	1.4%	1.2%
Shareholders’ equity	9.6%	10.2%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	82.3%	85.5%
Securities	4.6%	5.0%
Federal funds sold and other interest-earning assets	8.7%	4.7%
Other noninterest-earning assets	4.4%	4.8%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	12.0%	14.5%
Average total loans to average deposits	96.4%	103.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of March 31, 2024, we had $1.42 billion in outstanding commitments to extend credit and $25.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $1.35 billion in outstanding commitments to extend credit and $26.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2024 and December 31, 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of March 31, 2024, we had cash and cash equivalents of $498.3 million, compared to $411.8 million as of December 31, 2023.

Capital Resources

Total shareholders’ equity increased to $423.6 million as of March 31, 2024, compared to $412.0 million as of December 31, 2023, an increase of $11.6 million, or 2.8%. This increase was primarily the result of the $10.4 million in net income and $1.9 million of other comprehensive income for the three months ended March 31, 2024 offset by the $1.2 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of March 31, 2024 and December 31, 2023, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum Capital Requirement with	Minimum To Be
	March 31, 2024	December 31, 2023	Requirement	Capital Buffer	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.15%	9.23%	4.00%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	7.97%	8.06%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.54%	9.70%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.41%	12.66%	8.00%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.81%	11.91%	4.00%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.32%	12.52%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.32%	12.52%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	13.28%	13.49%	8.00%	10.50%	10.00%

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

During March 2023 and as part of our hedging strategy, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility, which was scheduled to mature on March 31, 2028, was discontinued on May 26 2023, and a gain of $5.0 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract.

During July 2022, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million on its floating rate deposits. The facility, which was designated as a cash flow hedge, was discontinued on August 24, 2022, and a gain on the terminated hedge of $3.0 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract, or July 9, 2027.

On February 18, 2021, a $100.0 million pay-fixed interest rate swap facility designated as a cash flow hedge was discontinued and a gain on the terminated hedge of $945,000 was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract, or September 4, 2025.

For the three months ended March 31, 2024 and 2023, approximately $445,000 and $206,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2024, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At March 31, 2024, the Company's derivative assets and liabilities totaled $11.0 million and $8.3 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	1.32%	(7.93)%	(0.35)%	(5.91)%
+ 200	0.98%	(4.67)%	(0.23)%	(3.39)%
+ 100	0.62%	(1.96)%	(0.09)%	(1.35)%
Base	—	—	—	—
–100	(0.77)%	0.85%	0.05%	0.35%

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
•
permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or by the SEC;
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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and such other risk factors as we may disclose in other reports and statements filed with the SEC. There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K filed with the SEC on March 7, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchases of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	—	—	—
February 1, 2024 - February 29, 2024	355	$19.50	—	—
March 1, 2024 - March 31, 2024	372	$19.82	—	—
(a)
Represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1†

Amendment to Employment Agreement, dated as of March 15, 2024, by and between Third Coast Bank and R. John McWhorter (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 15, 2024).

10.2

Renewal, Extension and Modification of Loan, effective March 12, 2024, by and among Third Coast Bancshares, Inc. and American National Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Third Coast Bancshares, Inc.

Date: May 7, 2024	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: May 7, 2024	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer