Form 10-Q
period 2024-06-30
Third Coast Bancshares, Inc.
filed 2024-08-08
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 13,665,116 shares of common stock, par value $1.00 per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2024	2023
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$241,809	$296,926
Federal funds sold	12,088	114,919
Total cash and cash equivalents	253,897	411,845
Interest bearing time deposits in other banks	350	—
Investment securities available-for-sale	286,167	178,087
Loans, net of allowance for credit losses of $38,211 and $37,022 at June 30, 2024 and December 31, 2023, respectively	3,719,948	3,601,766
Accrued interest receivable	27,518	23,120
Premises and equipment, net	27,626	28,554
Bank-owned life insurance	67,030	65,861
Non-marketable equity securities, at cost	16,147	16,041
Deferred tax asset, net	8,972	9,227
Derivative assets	7,799	8,828
Right-of-use asset - operating leases	20,944	21,439
Goodwill and other intangible assets	18,922	19,003
Other assets	18,799	12,303
Total assets	$4,474,119	$4,396,074
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$464,498	$459,553
Interest bearing	3,391,093	3,343,595
Total deposits	3,855,591	3,803,148
Accrued interest payable	5,668	4,794
Derivative liabilities	7,626	10,687
Lease liability - operating leases	21,919	22,280
Other liabilities	30,786	23,763
Line of credit - Senior Debt	36,875	38,875
Note payable - Subordinated Debentures, net	80,656	80,553
Total liabilities	4,039,121	3,984,100
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at June 30, 2024 and December 31, 2023	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at June 30, 2024 and December 31, 2023	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,743,967 and 13,683,127 issued; and 13,665,505 and 13,604,665 outstanding at June 30, 2024 and December 31, 2023, respectively	13,744	13,683
Common stock - non-voting, $1 par value; 3,500,000 shares authorized at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	320,496	319,613
Retained earnings	97,583	78,775
Accumulated other comprehensive income	4,205	933
Treasury stock: at cost; 78,462 shares at June 30, 2024 and December 31, 2023	(1,099)	(1,099)
Total shareholders' equity	434,998	411,974
Total liabilities and shareholders' equity	$4,474,119	$4,396,074

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Interest income:
Loans, including fees	$73,103	$59,295	$143,774	$113,206
Investment securities available-for-sale	4,491	2,029	7,584	3,577
Federal funds sold and other	3,631	1,389	8,743	3,309
Total interest income	81,225	62,713	160,101	120,092
Interest expense:
Deposit accounts	40,410	24,936	79,108	47,028
FHLB advances and other borrowings	1,957	3,681	4,056	6,138
Total interest expense	42,367	28,617	83,164	53,166
Net interest income	38,858	34,096	76,937	66,926
Provision for credit losses	1,900	1,400	3,460	2,600
Net interest income after credit loss expense	36,958	32,696	73,477	64,326
Noninterest income:
Service charges and fees	1,515	720	3,020	1,499
Earnings on bank-owned life insurance	587	526	1,169	1,001
Gain on sale of investment securities available-for-sale	123	—	280	97
Gain on sale of SBA loans	—	—	30	—
Derivative fees	28	247	94	246
Other	635	787	638	1,339
Total noninterest income	2,888	2,280	5,231	4,182
Noninterest expense:
Salaries and employee benefits	15,917	15,033	32,419	28,745
Occupancy and equipment expense	3,146	2,852	6,191	5,485
Legal and professional	1,621	1,547	3,006	3,477
Data processing and network expense	1,046	1,261	2,464	2,464
Regulatory assessments	1,005	458	1,985	1,124
Advertising and marketing	406	812	761	1,498
Software purchases and maintenance	828	455	1,645	807
Loan operations	262	302	488	267
Telephone and communications	141	129	275	268
Other	1,257	986	2,309	1,744
Total noninterest expense	25,629	23,835	51,543	45,879
Net income before income tax expense	14,217	11,141	27,165	22,629
Income tax expense	3,421	2,250	6,002	4,495
Net income	10,796	8,891	21,163	18,134
Preferred stock dividends declared	1,184	1,184	2,355	2,355
Net income available to common shareholders	$9,612	$7,707	$18,808	$15,779
Earnings per common share:
Basic earnings per share	$0.70	$0.57	$1.38	$1.16
Diluted earnings per share	$0.63	$0.53	$1.25	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net Income	$10,796	$8,891	$21,163	$18,134
Other comprehensive income (loss):
Unrealized loss on securities:
Unrealized holding loss arising during the period	(175)	(1,969)	(1,257)	(3,311)
Reclassification for net gains realized through the sale of securities	(123)	—	(280)	—
Income tax benefit	63	413	323	695
Other comprehensive loss on securities	(235)	(1,556)	(1,214)	(2,616)
Unrealized gain (loss) on derivatives:
Unrealized holding (loss) gain arising during the period	(2,594)	(1,531)	1,541	—
Gain on termination of derivative instruments	5,412	5,007	5,412	5,007
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(828)	(563)	(1,273)	(769)
Income tax expense	(419)	(612)	(1,194)	(890)
Other comprehensive income on derivatives	1,571	2,301	4,486	3,348
Total other comprehensive income	1,336	745	3,272	732
Total comprehensive income	$12,132	$9,636	$24,435	$18,866

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2022	$69	$—	$13,610	$—	$318,033	$53,270	$(2,103)	$(1,099)	$381,780
Adoption of ASC 326, allowance for credit loss adjustment, net of tax	—	—	—	—	—	(3,160)	—	—	(3,160)
Net income	—	—	—	—	—	18,134	—	—	18,134
Share-based compensation	—	—	—	—	767	—	—	—	767
Warrants exercised	—	—	4	—	43	—	—	—	47
Restricted stock grants	—	—	74	—	(74)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	732	—	732
Preferred dividends declared - Series A, $33.94 per share	—	—	—	—	—	(2,355)	—	—	(2,355)
Balance, June 30, 2023	$69	$—	$13,688	$—	$318,769	$65,889	$(1,371)	$(1,099)	$395,945

Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$411,974
Net income	—	—	—	—	—	21,163	—	—	21,163
Share-based compensation	—	—	—	—	788	—	—	—	788
Stock options exercised	—	—	17	—	154	—	—	—	171
Restricted stock grants	—	—	45	—	(45)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(1)	—	(14)	—	—	—	(15)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,272	—	3,272
Preferred dividends declared - Series A, $33.94 per share	—	—	—	—	—	(2,355)	—	—	(2,355)
Balance, June 30, 2024	$69	$—	$13,744	$—	$320,496	$97,583	$4,205	$(1,099)	$434,998

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, March 31, 2023	$69	$—	$13,658	$—	$318,350	$58,182	$(2,116)	$(1,099)	$387,044
Net income	—	—	—	—	—	8,891	—	—	8,891
Share-based compensation	—	—	—	—	402	—	—	—	402
Warrants exercised	—	—	4	—	43	—	—	—	47
Restricted stock grants	—	—	26	—	(26)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	745	—	745
Preferred dividends declared - Series A, $17.06 per share	—	—	—	—	—	(1,184)	—	—	(1,184)
Balance, June 30, 2023	$69	$—	$13,688	$—	$318,769	$65,889	$(1,371)	$(1,099)	$395,945

Balance, March 30, 2024	$69	$—	$13,731	$—	$320,077	$87,971	$2,869	$(1,099)	$423,618
Net income	—	—	—	—	—	10,796	—	—	10,796
Share-based compensation	—	—	—	—	432	—	—	—	432
Restricted stock grants	—	—	13	—	(13)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	1,336	—	1,336
Preferred dividends declared - Series A, $17.06 per share	—	—	—	—	—	(1,184)	—	—	(1,184)
Balance, June 30, 2024	$69	$—	$13,744	$—	$320,496	$97,583	$4,205	$(1,099)	$434,998

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$21,163	$18,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,460	2,600
Changes in deferred tax, net	(615)	(860)
Share-based compensation expense	788	767
Gain on sale of investment securities available-for-sale	(280)	(97)
Gain on sale of SBA loans	(30)	—
Accretion of premium on securities, net	(672)	(77)
Accretion of gain on terminated cash flow hedges	(1,273)	(769)
Accretion of SBA Paycheck Protection Program Fees	—	(20)
Amortization of subordinated debt origination costs	103	103
Depreciation, amortization and accretion	(936)	296
Earnings on bank-owned life insurance	(1,169)	(1,001)
Net change in operating leases	134	324
Net change in derivative assets and liabilities	(491)	(203)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(11,062)	(477)
Accrued interest payable and other liabilities	7,610	(241)
Net cash provided by operating activities	16,730	18,479
Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	(350)	—
Net purchase of non-marketable equity securities	(106)	(6,069)
Investment securities available-for-sale activity:
Purchases	(1,933,850)	(1,726,587)
Sales	14,502	3,880
Maturities, calls and principal paydowns	1,810,682	1,701,170
Proceeds from termination of derivative instruments	5,412	5,007
Net originations on loans held for investment	(118,126)	(224,866)
Net additions to bank premises and equipment	(1,073)	(1,822)
Purchase of bank owned life insurance	—	(3,000)
Net cash used in investing activities	(222,909)	(252,287)
Cash flows from financing activities:
Net increase in deposits	52,443	172,134
Net repayment of line of credit - senior debt	(2,000)	—
Proceeds from stock warrants exercised	—	47
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(15)	—
Proceeds from stock options exercised	171	—
Dividends paid on Series A preferred stock	(2,368)	(2,368)
Net cash provided by financing activities	48,231	169,813
Change in cash and cash equivalents	(157,948)	(63,995)
Cash and cash equivalents at beginning of period	411,845	332,014
Cash and cash equivalents at end of period	$253,897	$268,019

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$82,290	$52,189
Cash paid for income taxes	$3,210	$3,875
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of use lease assets obtained in exchange for operating lease liabilities	$798	$4,902

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, a Texas banking association (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company,” “we,” “us” or “our”), provide general consumer and commercial banking services through 18 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Humble, Kingwood, The Woodlands, Beaumont, Port Arthur, Houston-Galleria, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon, Austin, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the full year ending December 31, 2024. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

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

June 30, 2024 and December 31, 2023

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

June 30, 2024 and December 31, 2023

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

Allowance For Credit Losses - Off-Balance Sheet Credit Exposures: The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our consolidated statements of income as a component of provision for credit loss expense. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance sheet credit exposures is presented in Note 10 - Financial Instruments with Off-Balance Sheet Risk.

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At June 30, 2024 and December 31, 2023, the Company was servicing loans previously sold of approximately $4.7 million and $4.8 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at June 30, 2024 and December 31, 2023.

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

June 30, 2024 and December 31, 2023

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

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. Operating and holding expenses of such properties, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred. At June 30, 2024 and December 31, 2023, the Company had no other real estate owned.

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

June 30, 2024 and December 31, 2023

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $761,000 and $1.5 million for the six months ended June 30, 2024 and 2023, respectively, and $406,000 and $812,000 for the three months ended June 30, 2024 and 2023, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

Income Taxes

The Company files a consolidated income tax return with its subsidiary at the federal level and with multiple states at the state level. Both federal and state income tax expense or benefit is allocated on a separate return basis.

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

June 30, 2024 and December 31, 2023

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

June 30, 2024 and December 31, 2023

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

The carrying amount of securities and their approximate fair values as of June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Securities available-for-sale:
U.S government and agency securities	$18,844	$43	$73	$18,814
State and municipal securities	1,000	3	—	1,003
Mortgage-backed securities and collateralized mortgage obligations	177,120	996	1,240	176,876
Corporate bonds	94,744	408	5,678	89,474
	$291,708	$1,450	$6,991	$286,167

December 31, 2023
Securities Available-for-sale:
U.S. government and agency securities	$4,017	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	77,703	1,599	769	78,533
Corporate bonds	100,371	861	5,669	95,563
	$182,091	$2,460	$6,464	$178,087

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2024, by contractual maturity, are shown below.

	June 30, 2024
	Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,401	$7,400
Due from one year to five years	7,946	8,010
Due from five to ten years	80,397	75,067
Over ten years	18,844	18,814
	114,588	109,291
Mortgage-backed securities and collateralized mortgage obligations	177,120	176,876
	$291,708	$286,167

The following table summarizes securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
June 30, 2024
Securities available-for-sale:
U.S. government and agency securities	$73	$—	$73	$8,727
Mortgage-backed securities and collateralized mortgage obligations	271	969	1,240	63,664
Corporate bonds	1,398	4,280	5,678	60,506
	$1,742	$5,249	$6,991	$132,897
December 31, 2023
Securities available-for-sale:
U.S. government and agency securities	$26	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	—	769	769	16,001
Corporate bonds	128	5,541	5,669	64,143
	$154	$6,310	$6,464	$84,135

There were 43 investments in an unrealized loss position at June 30, 2024, and 37 investments in an unrealized loss position at December 31, 2023. As of June 30, 2024, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of June 30, 2024 and December 31, 2023.

Proceeds from the sales of securities and their gross gains for the six months ended June 30, 2024 were $14.5 million and $280,000, respectively. For the six months ended June 30, 2023, proceeds from the sales of securities and their gross gains were $3.9 million and $97,000, respectively.

Proceeds from the sales of securities and their gross gains for the three months ended June 30, 2024 were $9.2 million and $123,000, respectively. For the three months ended June 30, 2023, no proceeds or gross gains were recorded from the sales of securities. There were no gross losses recorded from the sales of securities for the six and three months ended June 30, 2024 and 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$499,941	$520,822
Non-farm non-residential non-owner occupied	612,268	586,626
Residential	349,461	342,589
Construction, development & other	756,646	693,553
Farmland	31,049	30,396
Commercial & industrial	1,361,401	1,263,077
Consumer	2,216	2,555
Municipal and other	145,177	199,170
	3,758,159	3,638,788
Allowance for credit losses	(38,211)	(37,022)
Loans, net	$3,719,948	$3,601,766

Total loans are presented net of unaccreted discounts and net deferred fees totaling $13.9 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively.

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

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due more than 90 days segregated by class of loans were as follows:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$10,051	$8,416	$—	$1,211	$305	$—
Non-farm non-residential non-owner occupied	74	211	—	1,235	246	—
Residential	2,767	2,721	—	2,938	2,938	—
Construction, development & other	301	79	407	247	247	—
Commercial & industrial	10,717	805	100	11,018	5,097	670
	$23,910	$12,232	$507	$16,649	$8,833	$670

Based on management's evaluation of the value of the collateral securing the non-accrual loans, $12.2 million and $8.8 million of the non-accrual loans did not have an allowance for credit loss at June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and 2023, the amount of income that would have been accrued for loans on non-accrual was approximately $864,000 and $332,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

An age analysis of past due loans, segregated by class of loans, was as follows:

(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
June 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$—	$—	$10,051	$10,051	$489,890	$499,941
Non-farm non-residential non-owner occupied	1,314	—	74	1,388	610,880	612,268
Residential	826	—	2,767	3,593	345,868	349,461
Construction, development & other	500	200	708	1,408	755,238	756,646
Farmland	—	—	—	—	31,049	31,049
Commercial & industrial	1,458	578	10,817	12,853	1,348,548	1,361,401
Consumer	—	—	—	—	2,216	2,216
Municipal and other	67	—	—	67	145,110	145,177
	$4,165	$778	$24,417	$29,360	$3,728,799	$3,758,159

December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$—	$—	$1,211	$1,211	$519,611	$520,822
Non-farm non-residential non-owner occupied	—	212	1,235	1,447	585,179	586,626
Residential	312	495	2,938	3,745	338,844	342,589
Construction, development & other	428	177	247	852	692,701	693,553
Farmland	—	—	—	—	30,396	30,396
Commercial & industrial	4,467	659	11,688	16,814	1,246,263	1,263,077
Consumer	2	—	—	2	2,553	2,555
Municipal and other	88	—	—	88	199,082	199,170
	$5,297	$1,543	$17,319	$24,159	$3,614,629	$3,638,788

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

For the six months ended June 30, 2024, no loans were modified for borrowers experiencing financial difficulty.

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
December 31, 2023
Commercial & industrial	3	$6,970	$—	$—	$63	$63

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of June 30, 2024 and December 31, 2023, there were no modified loans in the previous twelve-month period that were in default.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

The following tables summarize the Company’s internal ratings of its loans at June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$477,019	$5,698	$17,224	$—	$499,941
Non-farm non-residential non-owner occupied	612,194	—	74	—	612,268
Residential	346,132	528	2,801	—	349,461
Construction, development & other	755,229	710	707	—	756,646
Farmland	31,049	—	—	—	31,049
Commercial & industrial	1,304,848	37,422	17,631	1,500	1,361,401
Consumer	2,216	—	—	—	2,216
Municipal and other	145,177	—	—	—	145,177
	$3,673,864	$44,358	$38,437	$1,500	$3,758,159

December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development & other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial & industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
	$3,567,084	$47,344	$24,038	$322	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

The following tables summarize the Company's loans by risk grades, loan class and vintage, at June 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
June 30, 2024
Real estate loans:
Non-farm non-residential owner occupied
Pass	$20,614	$39,944	$171,889	$119,417	$61,364	$59,620	$4,171	$477,019
Special Mention	697	95	2,317	2,589	—	—	—	5,698
Substandard	—	3,032	116	4,405	5,654	2,778	1,239	17,224
Total Non-Farm non-residential owner-occupied	$21,311	$43,071	$174,322	$126,411	$67,018	$62,398	$5,410	$499,941
Non-farm non-residential non-owner occupied
Pass	$35,087	$114,010	$179,898	$206,717	$25,214	$43,211	$8,057	$612,194
Substandard	—	—	74	—	—	—	—	74
Total Non-Farm non-residential non owner-occupied	$35,087	$114,010	$179,972	$206,717	$25,214	$43,211	$8,057	$612,268
Residential
Pass	$31,734	$92,260	$110,295	$73,993	$17,938	$13,570	$6,342	$346,132
Special Mention	—	91	—	—	437	—	—	528
Substandard	2,140	27	242	388	—	4	—	2,801
Total Residential	$33,874	$92,378	$110,537	$74,381	$18,375	$13,574	$6,342	$349,461
Construction, development & other
Pass	$47,963	$147,185	$102,911	$38,296	$770	$534	$417,570	$755,229
Special Mention	710	—	—	—	—	—	—	710
Substandard	—	633	73	—	—	1	—	707
Total Construction, development & other	$48,673	$147,818	$102,984	$38,296	$770	$535	$417,570	$756,646
Farmland
Pass	$711	$9,759	$11,922	$2,000	$—	$4,301	$2,356	$31,049
Total Farmland	$711	$9,759	$11,922	$2,000	$—	$4,301	$2,356	$31,049
Commercial & industrial
Pass	$93,870	$161,402	$94,322	$53,792	$12,106	$11,752	$877,604	$1,304,848
Special Mention	3,945	218	678	22,085	—	14	10,482	37,422
Substandard	2,726	3,412	1,965	2,091	—	1,277	6,160	17,631
Doubtful	—	—	1,500	—	—	—	—	1,500
Total Commercial & industrial	$100,541	$165,032	$98,465	$77,968	$12,106	$13,043	$894,246	$1,361,401
Consumer
Pass	$71	$938	$533	$100	$110	$127	$337	$2,216
Total Consumer	$71	$938	$533	$100	$110	$127	$337	$2,216
Municipal and other
Pass	$1,761	$61,103	$10,146	$31,517	$2,523	$459	$37,668	$145,177
Total Municipal and other	$1,761	$61,103	$10,146	$31,517	$2,523	$459	$37,668	$145,177
Total Loans	$242,029	$634,109	$688,881	$557,390	$126,116	$137,648	$1,371,986	$3,758,159

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied
Pass	$55,172	$179,776	$127,020	$70,984	$33,439	$37,433	$6,987	$510,811
Special Mention	535	2,350	2,632	—	—	—	—	5,517
Substandard	157	41	984	—	2,190	659	463	4,494
Total Non-Farm non-residential owner-occupied	$55,864	$182,167	$130,636	$70,984	$35,629	$38,092	$7,450	$520,822
Non-farm non-residential non-owner occupied
Pass	$105,084	$180,054	$212,484	$26,559	$23,112	$25,486	$8,202	$580,981
Special Mention	4,197	—	—	212	—	—	—	4,409
Substandard	—	88	—	—	—	1,148	—	1,236
Total Non-Farm non-residential non owner-occupied	$109,281	$180,142	$212,484	$26,771	$23,112	$26,634	$8,202	$586,626
Residential
Pass	$97,867	$112,138	$86,117	$19,178	$10,027	$7,275	$6,017	$338,619
Special Mention	94	—	—	444	—	—	—	538
Substandard	2,734	253	437	—	—	8	—	3,432
Total Residential	$100,695	$112,391	$86,554	$19,622	$10,027	$7,283	$6,017	$342,589
Construction, development & other
Pass	$136,888	$110,486	$55,938	$785	$86	$529	$387,386	$692,098
Special Mention	—	—	1,208	—	—	—	—	1,208
Substandard	244	—	—	—	—	3	—	247
Total Construction, development & other	$137,132	$110,486	$57,146	$785	$86	$532	$387,386	$693,553
Farmland
Pass	$11,030	$11,328	$2,070	$96	$3,619	$818	$586	$29,547
Substandard	—	849	—	—	—	—	—	849
Total Farmland	$11,030	$12,177	$2,070	$96	$3,619	$818	$586	$30,396
Commercial & industrial
Pass	$221,392	$49,536	$79,690	$16,843	$14,576	$1,321	$829,945	$1,213,303
Special Mention	4,284	4,068	23,916	467	21	55	2,861	35,672
Substandard	483	3,783	4,461	1,276	1,377	82	2,318	13,780
Doubtful	—	—	—	—	322	—	—	322
Total Commercial & industrial	$226,159	$57,387	$108,067	$18,586	$16,296	$1,458	$835,124	$1,263,077
Consumer
Pass	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Total Consumer	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Municipal and other
Pass	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Municipal and other	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Loans	$728,220	$670,826	$630,164	$140,839	$89,901	$74,864	$1,303,974	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

The following tables summarize the Company's gross charge-offs by origination year and loan class for the six months ended June 30, 2024 and the year ended December 31, 2023.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
June 30, 2024:
Real estate loans:
Non-farm non-residential non-owner occupied	$—	$—	$—	$—	$—	$(598)	$—	$(598)
Commercial & industrial	—	—	(233)	(104)	(1,198)	(944)	—	(2,479)
Municipal and other	—	(12)	(17)	(15)	—	—	—	(44)
Total Charge-Offs	$—	$(12)	$(250)	$(119)	$(1,198)	$(1,542)	$—	$(3,121)

December 31, 2023:
Commercial & industrial	$—	$—	$—	$(181)	$(1,523)	$(120)	$—	$(1,824)
Consumer	—	—	—	—	—	(19)	—	(19)
Municipal and other	(10)	(6)	(2)	(2)	—	—	—	(20)
Total Charge-Offs	$(10)	$(6)	$(2)	$(183)	$(1,523)	$(139)	$—	$(1,863)

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

June 30, 2024 and December 31, 2023

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

The following table presents details of the allowance for credit losses on loans by portfolio segment as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Non-Farm Non-Residential Owner Occupied	Non-Farm Non-Residential Non-Owner Occupied	Residential	Construction, Development & Other	Farmland	Commercial & Industrial	Consumer	Municipal and Other	Total
June 30, 2024:
Modeled expected credit losses	$2,125	$2,481	$1,478	$3,421	$151	$6,263	$8	$365	$16,292
Q-Factor and other qualitative adjustments	2,199	2,776	1,012	3,013	86	9,945	6	414	19,451
Specific allocations	388	—	—	2	—	2,078	—	—	2,468
	$4,712	$5,257	$2,490	$6,436	$237	$18,286	$14	$779	$38,211
December 31, 2023:
Modeled expected credit losses	$2,324	$2,569	$1,474	$3,557	$166	$6,400	$8	$596	$17,094
Q-Factor and other qualitative adjustments	1,952	2,321	867	2,296	78	7,507	6	505	15,532
Specific allocations	35	651	—	—	—	3,710	—	—	4,396
	$4,311	$5,541	$2,341	$5,853	$244	$17,617	$14	$1,101	$37,022

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at June 30, 2024 and December 31, 2023.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2024 and 2023:

(Dollars in thousands)	Beginning balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$401	$—	$—	$4,712
Non-farm non-residential non-owner occupied	5,541	314	(598)	—	5,257
Residential	2,341	149	—	—	2,490
Construction, development & other	5,853	583	—	—	6,436
Farmland	244	(7)	—	—	237
Commercial & industrial	17,617	2,610	(2,479)	538	18,286
Consumer	14	(1)	—	1	14
Municipal and other	1,101	(289)	(44)	11	779
	$37,022	$3,760	$(3,121)	$550	$38,211

(Dollars in thousands)	Beginning balance	CECL Adoption Adjustment	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending balance
Six Months Ended June 30, 2023
Real estate loans:
Non-farm non-residential owner occupied	$3,773	$1,324	$126	$—	$—	$5,223
Non-farm non-residential non-owner occupied	5,741	2,610	424	—	—	8,775
Residential	1,064	996	82	—	—	2,142
Construction, development & other	3,053	1,608	(349)	—	—	4,312
Farmland	82	12	3	—	—	97
Commercial & industrial	16,269	(2,903)	2,043	(301)	614	15,722
Consumer	6	4	19	(19)	—	10
Municipal and other	363	349	252	(2)	—	962
	$30,351	$4,000	$2,600	$(322)	$614	$37,243

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2024 and 2023:

(Dollars in thousands)	Beginning balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending balance
Three Months Ended June 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,295	$417	$—	$—	$4,712
Non-farm non-residential non-owner occupied	5,211	644	(598)	—	5,257
Residential	2,142	348	—	—	2,490
Construction, development & other	5,676	760	—	—	6,436
Farmland	211	26	—	—	237
Commercial & industrial	19,633	(132)	(1,667)	452	18,286
Consumer	12	2	—	—	14
Municipal and other	960	(165)	(17)	1	779
	$38,140	$1,900	$(2,282)	$453	$38,211

Three Months Ended June 30, 2023
Real estate loans:
Non-farm non-residential owner occupied	$5,276	$(53)	$—	$—	$5,223
Non-farm non-residential non-owner occupied	8,388	387	—	—	8,775
Residential	2,071	71	—	—	2,142
Construction, development & other	5,297	(985)	—	—	4,312
Farmland	93	4	—	—	97
Commercial & industrial	14,490	1,304	(181)	109	15,722
Consumer	9	(1)	2	—	10
Municipal and other	291	673	(2)	—	962
	$35,915	$1,400	$(181)	$109	$37,243
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

The following tables present the amortized cost basis of collateral dependent loans which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
June 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$9,913	$—	$—	$9,913
Non-farm non-residential non-owner occupied	211	—	—	211
Residential	2,721	—	—	2,721
Construction, development & other	301	—	—	301
Commercial & industrial	213	12,979	87	13,279
	$13,359	$12,979	$87	$26,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$1,054	$—	$—	$1,054
Non-farm non-residential non-owner occupied	1,393	—	—	1,393
Residential	2,940	—	—	2,940
Construction, development & other	247	—	—	247
Commercial & industrial	212	12,439	689	13,340
	$5,846	$12,439	$689	$18,974

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	June 30, 2024	December 31, 2023
Building and building improvements	30 years and 3 - 10 years	$13,729	$13,703
Land		3,894	3,894
Equipment	3 - 5 years	6,655	6,277
Leasehold improvements	3 - 10 years	13,677	11,678
Furniture and fixtures	3 - 5 years	5,310	4,666
Construction in process		328	2,303
		43,593	42,521
Accumulated depreciation		(15,967)	(13,967)
		$27,626	$28,554

Depreciation expense was approximately $2.0 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively, and $1.0 million and $897,000 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Transaction accounts:
Noninterest bearing demand accounts	$464,498	$459,553
Interest bearing demand accounts	2,866,736	2,842,668
Savings	33,079	24,998
Total transaction accounts	3,364,313	3,327,219
Time deposits	491,278	475,929
Total deposits	$3,855,591	$3,803,148

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $310.5 million and $315.4 million as of June 30, 2024 and December 31, 2023, respectively.

Scheduled maturities of time deposits at June 30, 2024 are as follows:

(Dollars in thousands)	Maturities by Year
2024 (six months remaining)	$208,031
2025	245,489
2026	32,765
2027	1,388
2028	2,249
2029 and thereafter	1,356
$491,278

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

At June 30, 2024 and December 31, 2023, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $119,000 and $101,000, respectively.

6.
Income Taxes

During the six months ended June 30, 2024 and 2023, the Company recorded income tax provision expense of $6.0 million and $4.5 million, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded income tax provision expense of $3.4 million and $2.3 million, respectively.

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of June 30, 2024 and December 31, 2023, borrowing capacity available under this arrangement was $652.0 million and $565.1 million, respectively. The Company had no FHLB advances outstanding at June 30, 2024 and December 31, 2023. Letters of credit with the FHLB in the amount of $418.0 million were issued at June 30, 2024. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from July 2024 through October 2025.

Line of Credit - Senior Debt

The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At June 30, 2024 and December 31, 2023, the outstanding balance was $36.9 million and $38.9 million, respectively.

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

June 30, 2024 and December 31, 2023

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At June 30, 2024 and December 31, 2023, the Company had $82.3 million in outstanding principal and $1.6 million and $1.7 million, respectively, in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of June 30, 2024 and December 31, 2023, total borrowing capacity under this arrangement was $1.3 billion and $1.2 billion, respectively. The Company had no advances outstanding under these lines as of June 30, 2024 or December 31, 2023.

Federal Funds Lines of Credit

At June 30, 2024 and December 31, 2023, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at June 30, 2024 and December 31, 2023.

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At June 30, 2024, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock,

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

(ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At June 30, 2024, there were 57,722 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At June 30, 2024, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

Stock Options

During the six months ended June 30, 2024, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the six months ended June 30, 2024 were granted with an exercise price ranging from $19.38 to $21.20. Options granted during the six months ended June 30, 2023 were granted with an exercise price ranging from $13.95 to $18.99.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the six months ended June 30, 2024: risk-free interest rate ranging from 3.84% to 4.64%, dividend yield of 0.00%; estimated volatility ranging from 23.42% to 23.56%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the six months ended June 30, 2023: risk-free interest rate ranging from 3.42% to 4.14%, dividend yield of 0.00%; estimated volatility ranging from 17.81% to 20.08%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the six months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense of $253,000 and $255,000, respectively, associated with stock options. For the three months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense of $129,000 and $113,000, respectively, associated with stock options. As of June 30, 2024, there was approximately $1.4 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for the six months ended June 30, 2024 and 2023 is presented below:

	June 30, 2024		June 30, 2023
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,126,023	$17.72	1,203,928	$18.05
Granted during the period	28,500	20.17	22,500	16.77
Forfeited during the period	(48,770)	16.57	(64,600)	21.57
Exercised during the period	(16,908)	11.27	—	—
Outstanding at the end of period	1,088,845	$17.93	1,161,828	$17.83
Options exercisable at end of period	720,685	$16.86	654,758	$16.06
Weighted-average grant date fair value of options granted during the period		$7.71		$5.43

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

A summary of weighted average remaining life is presented below:

	June 30, 2024			June 30, 2023
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	116,800	0.54	116,800	146,553	1.46	146,553
$13.00 - $16.99	414,495	5.10	355,285	440,275	5.99	344,905
$17.00 - $26.99	557,550	7.41	248,600	575,000	8.23	163,300
	1,088,845	5.79	720,685	1,161,828	6.52	654,758

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $4.8 million and $2.6 million, respectively, at June 30, 2024. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $843,000 and $829,000, respectively, at June 30, 2023.

The intrinsic value of stock options exercised during the six months ended June 30, 2024 was approximately $169,000. There were no stock options exercised during the six months ended June 30, 2023.

A summary of the activity in the Company’s nonvested shares for the six months ended June 30, 2024 and 2023 is as follows:

	June 30, 2024		June 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	447,970	$3.94	676,270	$3.82
Granted during the period	28,500	7.71	22,500	5.43
Vested during the period	(98,310)	3.33	(140,900)	3.05
Forfeited during the period	(10,000)	3.09	(50,800)	3.43
Nonvested at end of period	368,160	$4.41	507,070	$3.89

Warrants

The Company had fully vested stock warrants issued in connection with the organization of the Company during 2013, which were exercisable over a ten-year period to purchase one share of common stock for each warrant held. As of December 31, 2023, all stock warrants issued in connection with the organization of the Company were exercised prior to their expiration date of July 1, 2023.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share, or non-voting common stock, par value $1.00 per share, of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 5.25 years as of June 30, 2024.

A summary of the Company’s stock warrant activity for the six months ended June 30, 2024 and 2023 is presented below:

	June 30, 2024		June 30, 2023
	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	175,000	$22.50	179,285	$22.23
Exercised during the period	—	—	(4,285)	11.00
Outstanding at end of period	175,000	$22.50	175,000	$22.50
Exercisable at end of period	175,000	$22.50	175,000	$22.50

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

Restricted Stock Awards

The Company granted restricted stock awards (“RSAs”) to certain directors, executive officers and employees of the Company. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted stock have full voting rights. Generally, the awards vest ratably over a two-to-four year period but vesting periods may vary. The RSAs have a 10-year contractual term.

A summary of the activity for non-vested RSAs for the six months ended June 30, 2024 and 2023 is presented below:

	June 30, 2024		June 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	110,224	$17.44	76,094	$22.35
Granted during the period	44,659	20.08	73,676	16.07
Vested during the period	(48,291)	17.28	(6,536)	24.70
Forfeited during the period	—	—	—	—
Nonvested at the end of period	106,592	$19.36	143,234	$19.01

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized share-based compensation expense associated with RSAs of approximately $535,000 and $512,000 during the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense associated with RSAs of approximately $303,000 and $289,000, respectively. As of June 30, 2024, there was approximately $1.7 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over the remaining vesting periods.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of June 30, 2024, the Company's operating lease ROU asset and operating lease liability totaled $20.9 million and $21.9 million, respectively.

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

As of June 30, 2024, the weighted-average discount rate for the Company's operating leases was 4.72%. The Company's lease terms range from less than one year to one hundred forty-four months. The weighted-average remaining term of the leases was 8.25 years.

Lease costs for the three and six months ended June 30, 2024 and 2023 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$845	$755	$1,677	$1,464
Short-term lease cost	9	41	19	103
Variable lease cost	308	306	646	579
Total lease cost	$1,162	$1,102	$2,342	$2,146

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2029 and thereafter is presented below:

(Dollars in thousands)	June 30, 2024
2024 (six months remaining)	$1,594
2025	3,256
2026	3,331
2027	3,366
2028	3,176
2029 and thereafter	11,722
Total undiscounted lease liability	26,445
Less: Discount on cash flows	(4,526)
Total operating lease liability	$21,919

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$1,562,122	$1,352,147
Standby letters of credit	24,909	26,850
Total	$1,587,031	$1,378,997

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

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above, less those obligations which the Company has the unconditional right to cancel. No allowance is recognized if the issuer has an unconditional right to cancel the obligation. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. At June 30, 2024 and December 31, 2023, the allowance for credit losses related to off-balance sheet exposures was $2.1 million and $2.4 million, respectively, and is recorded in other liabilities on the consolidated balance sheets. For the six months ended June 30, 2024, $300,000 of the allowance for credit losses related to off-balance sheet exposures was reversed. For the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2023, there was no provision expense for credit losses related to off-balance sheet exposure.

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

June 30, 2024 and December 31, 2023

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

There were no transfers between levels during the six month period ended June 30, 2024 or during the year ended December 31, 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At June 30, 2024:
Securities available-for-sale:
U.S government and agency securities	$—	$18,814	$—	$18,814
State and municipal securities	—	1,003	—	1,003
Mortgage-backed securities and collateralized mortgage obligations	—	176,876	—	176,876
Corporate bonds	—	89,474	—	89,474
Total investment securities available-for-sale	$—	$286,167	$—	$286,167
Derivative assets:
Pass-through interest rate swaps	$—	$7,551	$—	$7,551
Risk participation agreements	—	11	—	11
Pay-fixed interest rate swaps	—	237	—	237
Total derivative assets	$—	$7,799	$—	$7,799
Derivative liabilities:
Pass-through interest rate swaps	$—	$7,551	$—	$7,551
Risk participation agreements	—	1	—	1
Pay-fixed interest rate swaps	—	74	—	74
Total derivative liabilities	$—	$7,626	$—	$7,626

At December 31, 2023:
Securities available-for-sale:
U.S. government and agency securities	$—	$3,991	$—	$3,991
Mortgage-backed securities and collateralized mortgage obligations	—	78,533	—	78,533
Corporate bonds	—	95,563	—	95,563
Total investment securities available-for-sale	$—	$178,087	$—	$178,087
Derivative assets:
Pass-through interest rate swaps	$—	$8,774	$—	$8,774
Risk participation agreements	—	6	—	6
Pay-fixed interest rate swaps	—	48	—	48
Total derivative assets	$—	$8,828	$—	$8,828
Derivative liabilities:
Cash flow hedges	$—	$1,541	$—	$1,541
Interest rate swaps	—	8,774	—	8,774
Risk participation agreements	—	20	—	20
Pay-fixed interest rate swaps	—	352	—	352
Total derivative liabilities	$—	$10,687	$—	$10,687

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2024 and December 31, 2023:

Loans Evaluated Individually for Expected Credit Losses. At June 30, 2024, collateral dependent loans with carrying values of $14.2 million were reduced by specific valuation allowances totaling $2.5 million resulting in a net fair value of $11.7 million based on Level 3 inputs. At December 31, 2023, collateral dependent loans with carrying values of $10.1 million were reduced by specific valuation allowances totaling $4.4 million resulting in a net fair value of $5.7 million based on Level 3 inputs.

Non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The Company did not have any foreclosed assets for fair value measurement as of June 30, 2024 or December 31, 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$253,897	$253,897	$411,845	$411,845
Interest bearing time deposits in other banks	350	350	—	—
Investment securities available-for-sale	286,167	286,167	178,087	178,087
Non-marketable securities	16,147	16,147	16,041	16,041
Accrued interest receivable	27,518	27,518	23,120	23,120
Bank-owned life insurance	67,030	67,030	65,861	65,861
Derivative assets	7,799	7,799	8,828	8,828
	$658,908	$658,908	$703,782	$703,782
Level 3 inputs
Loans, net	$3,719,948	$3,675,087	$3,601,766	$3,532,270
Financial liabilities:
Level 2 inputs
Deposits	$3,855,591	$3,731,791	$3,803,148	$3,821,744
Accrued interest payable	5,668	5,668	4,794	4,794
Note payable and line of credit	117,531	108,392	119,428	107,474
Derivative liabilities	7,626	7,626	10,687	10,687
	$3,986,416	$3,853,477	$3,938,057	$3,944,699

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

At June 30, 2024 and December 31, 2023, the Company had federal funds sold aggregating approximately $12.1 million and $114.9 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $95.9 million and $262.1

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

million, respectively, at June 30, 2024 and December 31, 2023. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

For the six months ended June 30, 2024 and 2023, Company contributions to the Merged Plan were approximately $768,000 and $742,000, respectively, and for the three months ended June 30, 2024 and 2023 Company contributions to the Merged Plan were approximately $380,000 and $410,000, respectively. Administrative expense related to the Merged Plan for the same six month periods totaled approximately $37,000 and $34,000, respectively, and for the same three month periods totaled approximately $18,000 and $9,000, respectively. The costs were included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At June 30, 2024 and December 31, 2023, the aggregate amounts of loans to related parties were approximately $1.0 million and $1.4 million, respectively. During the six months ended June 30, 2024, there were no loan originations to related parties and repayments from related party loans totaled $363,000. Related party unfunded commitments at June 30, 2024 and December 31, 2023 were approximately $475,000 and $402,000, respectively. Deposits account balances for related parties at June 30, 2024 and December 31, 2023, totaled approximately $19.2 million and $19.6 million, respectively.

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

June 30, 2024 and December 31, 2023

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2024 and December 31, 2023, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2024 and December 31, 2023. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since June 30, 2024 that management believes have changed the Bank’s category.

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of June 30, 2024:
Total capital (to risk weighted assets)	$532,849	12.78%	≥	$437,756	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$411,870	9.88%	≥	$354,374	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$411,870	9.24%	≥	$178,275	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$345,645	8.29%	≥	$291,837	≥	7.00%		N/A		N/A
As of December 31, 2023:
Total capital (to risk weighted assets)	$512,024	12.66%	≥	$424,563	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$392,037	9.70%	≥	$343,694	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$392,037	9.23%	≥	$169,917	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$325,812	8.06%	≥	$283,042	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of June 30, 2024:
Total capital (to risk weighted assets)	$561,184	13.49%	≥	$436,918	≥	10.50%	≥	$416,112	≥	10.00%
Tier 1 capital (to risk weighted assets)	$520,861	12.52%	≥	$353,695	≥	8.50%	≥	$332,890	≥	8.00%
Tier 1 capital (to average assets)	$520,861	11.71%	≥	$177,976	≥	4.00%	≥	$222,470	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$520,861	12.52%	≥	$291,278	≥	7.00%	≥	$270,473	≥	6.50%
As of December 31, 2023:
Total capital (to risk weighted assets)	$544,624	13.49%	≥	$423,829	≥	10.50%	≥	$403,647	≥	10.00%
Tier 1 capital (to risk weighted assets)	$505,190	12.52%	≥	$343,100	≥	8.50%	≥	$322,918	≥	8.00%
Tier 1 capital (to average assets)	$505,190	11.91%	≥	$169,649	≥	4.00%	≥	$212,062	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$505,190	12.52%	≥	$282,553	≥	7.00%	≥	$262,371	≥	6.50%

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

June 30, 2024 and December 31, 2023

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

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Net income	$10,796	$8,891	$21,163	$18,134
Less dividends declared, Series A Preferred Stock	1,184	1,184	2,355	2,355
Net income available to common shareholders	$9,612	$7,707	$18,808	$15,779
Weighted-average shares outstanding for basic earnings per common share	13,657,223	13,588,747	13,631,740	13,560,802
Dilutive effect of stock compensation and other dilutive securities	3,361,457	3,267,075	3,345,602	3,268,172
Weighted-average shares outstanding for diluted earnings per common share	17,018,680	16,855,822	16,977,342	16,828,974
Basic earnings per share	$0.70	$0.57	$1.38	$1.16
Diluted earnings per share	$0.63	$0.53	$1.25	$1.08

17.
Derivative Financial Instruments

Cash Flow Hedges

The Company entered into two five-year pay-fixed interest rate swap agreements with notional amounts of $100 million each during December 2023. The facilities, which were scheduled to mature on December 6, 2028 and December 21, 2028, were discontinued on April 10, 2024, and a combined gain of $5.4 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contracts.

During March 2023, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility, which was scheduled to mature on March 31, 2028, was discontinued on May 26, 2023, and a gain of $5.0 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract.

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

For the six months ended June 30, 2024 and 2023, approximately $1.3 million and $769,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended June 30, 2024 and 2023, approximately $828,000 and $563,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2024, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At June 30, 2024, the Company's derivative assets and liabilities totaled $7.8 million and $7.6 million, respectively. The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
June 30, 2024:
Fair value hedges:
Risk participation agreements purchased	$13,042	$11	$—	—	5.86%	2.1
Risk participation agreements sold	69,987	—	1	—	4.89%	2.8
Commercial loan one-way interest rate swaps	44,938	237	74	7.12%	—	3.0
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	199,453	381	7,170	—	5.82%	3.1
Financial institution counterparty	199,453	7,170	381	5.82%	—	3.1
Total fair value hedges	526,873	7,799	7,626
Total derivatives	$526,873	$7,799	$7,626

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2023:
Cash flow hedges:
Pay-fixed interest rate swap	$200,000	$—	$1,541	3.60%	USD Fed Funds-H.15	5.0
Total cash flow hedges	200,000	—	1,541
Fair value hedges:
Risk participation agreements purchased	13,935	—	20	—	5.80%	2.5
Risk participation agreements sold	54,383	6	—	—	5.06%	3.9
Commercial loan one-way interest rate swaps	32,477	48	352	7.02%	—	3.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	216,766	2,327	6,447	—	5.86%	3.7
Financial institution counterparty	216,766	6,447	2,327	5.86%	—	3.7
Total fair value hedges	534,327	8,828	9,146
Total derivatives	$734,327	$8,828	$10,687

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible

The Company recorded goodwill and a core deposit intangible of $18.0 million and $1.6 million, respectively, related to their acquisition of Heritage Bancorp, Inc. in 2020. Goodwill and other intangible assets were $18.9 million and $19.0 million as of June 30, 2024 and December 31, 2023, respectively.

Amortization expense of the core deposit intangible (“CDI”) was approximately $80,000 for each of the six months ended June 30, 2024 and 2023, and was approximately $40,000 for each of the three months ended June 30, 2024 and 2023. The remaining weighted average life is 5.5 years at June 30, 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2024 and December 31, 2023

Scheduled amortization of CDI at June 30, 2024 are as follows:

(Dollars in thousands)	CDI Amortization
2024 (six months remaining)	$80
2025	162
2026	162
2027	162
2028	162
2029	160
$888

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate eighteen branches, with nine branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, five branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of June 30, 2024, we had, on a consolidated basis, total assets of $4.47 billion, total loans of $3.76 billion, total deposits of $3.86 billion and total shareholders’ equity of $435.0 million.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Interest income	$81,225	$62,713	$18,512	29.5%	$160,101	$120,092	$40,009	33.3%
Interest expense	42,367	28,617	13,750	48.0%	83,164	53,166	29,998	56.4%
Net interest income	38,858	34,096	4,762	14.0%	76,937	66,926	10,011	15.0%
Provision for credit losses	1,900	1,400	500	35.7%	3,460	2,600	860	33.1%
Noninterest income	2,888	2,280	608	26.7%	5,231	4,182	1,049	25.1%
Noninterest expense	25,629	23,835	1,794	7.5%	51,543	45,879	5,664	12.3%
Income before income taxes	14,217	11,141	3,076	27.6%	27,165	22,629	4,536	20.0%
Income tax expense	3,421	2,250	1,171	52.0%	6,002	4,495	1,507	33.5%
Net income	$10,796	$8,891	$1,905	21.4%	$21,163	$18,134	$3,029	16.7%

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

Six months ended June 30, 2024 vs. Six months ended June 30, 2023

Net interest income increased $10.0 million, or 15.0%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from interest-bearing deposit growth and increased rates paid on interest-bearing deposits. Average loans increased from $3.22 billion for the six months ended June 30, 2023 to $3.70 billion for the six months ended June 30, 2024, with the growth well diversified in real estate loans and commercial loans. The yield on loans for the six months ended June 30, 2024 was 7.81% compared to 7.10% for the six months ended June 30, 2023, primarily a result of the increases in the Prime Rate during 2023. Interest expense related to interest bearing deposit accounts was $79.1 million and $47.0 million for six months ended June 30, 2024 and 2023, respectively. Average interest-bearing deposits increased from $2.59 billion for the six months ended June 30, 2023 to $3.38 billion for the six months ended June 30, 2024. The average rate paid on interest-bearing deposits increased from 3.66% for the six months ended June 30, 2023 to 4.71% for the six months ended June 30, 2024. Interest expense related to borrowings was $4.1 million for the six months ended June 30, 2024 compared to $6.1 million for the six months ended June 30, 2023. The decrease was primarily due to the decrease in FHLB advances. For the six months ended June 30, 2024, net interest margin and net interest spread were 3.61% and 2.74%, respectively, compared to 3.80% and 2.98%, respectively, for the six months ended June 30, 2023.

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

	For the Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$249,965	$7,584	6.10%	$193,674	$3,577	3.72%
Loans, gross	3,702,960	143,774	7.81%	3,217,070	113,206	7.10%
Federal funds sold and other interest- earning assets	330,536	8,743	5.32%	139,813	3,309	4.77%
Total interest-earning assets	4,283,461	160,101	7.52%	3,550,557	120,092	6.82%
Less allowance for credit losses	(37,853)			(35,634)
Total interest-earning assets, net of allowance	4,245,608			3,514,923
Noninterest-earning assets	194,133			184,294
Total assets	$4,439,741			$3,699,217
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,379,219	$79,108	4.71%	$2,588,616	$47,028	3.66%
Note payable and line of credit	121,080	4,056	6.74%	111,275	3,672	6.65%
FHLB advances	—	—	—	94,544	2,466	5.26%
Total interest-bearing liabilities	3,500,299	83,164	4.78%	2,794,435	53,166	3.84%
Noninterest-bearing deposits	449,863			474,115
Other liabilities	62,501			41,359
Total liabilities	4,012,663			3,309,909
Shareholders’ equity	427,078			389,308
Total liabilities and shareholders’ equity	$4,439,741			$3,699,217
Net interest income		$76,937			$66,926
Net interest spread(1)			2.74%			2.98%
Net interest margin(2)			3.61%			3.80%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $8.5 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

	For the Six Months Ended June 30, 2024 compared to 2023
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$1,052	$2,955	$4,007
Loans, gross	17,460	13,108	30,568
Federal funds sold and other interest-earning assets	4,536	898	5,434
Total increase in interest income	$23,048	$16,961	$40,009
Interest-bearing liabilities:
Interest-bearing deposits	$14,534	$17,546	$32,080
Note payable and line of credit	335	49	384
FHLB advances	(2,466)	—	(2,466)
Total increase in interest expense	$12,403	$17,595	$29,998
Increase (decrease) in net interest income	$10,645	$(634)	$10,011

Three months ended June 30, 2024 vs. Three months ended June 30, 2023

Net interest income increased $4.8 million, or 14.0%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from deposit growth and increased rates paid on interest-bearing deposits. Average loans increased from $3.26 billion for the three months ended June 30, 2023 to $3.74 billion for the three months ended June 30, 2024, with the growth well diversified in real estate loans and commercial loans. The yield on loans for the three months ended June 30, 2024 was 7.86% compared to 7.29% for the three months ended June 30, 2023, primarily a result of the increases in the Prime Rate during 2023. Interest expense related to interest bearing deposit accounts was $40.4 million and $24.9 million for three months ended June 30, 2024 and 2023, respectively. Average interest-bearing deposits increased from $2.58 billion for the three months ended June 30, 2023 to $3.41 billion for the three months ended June 30, 2024. The average rate paid on interest-bearing deposits increased from 3.87% for the three months ended June 30, 2023 to 4.76% for the three months ended June 30, 2024. For the three months ended June 30, 2024, net interest margin and net interest spread were 3.62% and 2.75%, respectively, compared to 3.82% and 2.96%, respectively, for the three months ended June 30, 2023.

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

	For the Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$297,653	$4,491	6.07%	$208,980	$2,029	3.89%
Loans, gross	3,740,544	73,103	7.86%	3,262,804	59,295	7.29%
Federal funds sold and other interest earning assets	277,144	3,631	5.27%	112,239	1,389	4.96%
Total interest-earning assets	4,315,341	81,225	7.57%	3,584,023	62,713	7.02%
Less allowance for credit losses	(38,429)			(36,381)
Total interest-earning assets, net of allowance	4,276,912			3,547,642
Noninterest-earning assets	195,193			185,705
Total assets	$4,472,105			$3,733,347
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,411,592	$40,410	4.76%	$2,581,560	$24,936	3.87%
Note payable and line of credit	121,275	1,957	6.49%	111,301	1,858	6.70%
FHLB advances	—	—	—	135,826	1,823	5.38%
Total interest-bearing liabilities	3,532,867	42,367	4.82%	2,828,687	28,617	4.06%
Noninterest-bearing deposits	442,672			470,564
Other liabilities	63,056			40,323
Total liabilities	4,038,595			3,339,574
Shareholders’ equity	433,510			393,773
Total liabilities and shareholders' equity	$4,472,105			$3,733,347
Net interest income		$38,858			$34,096
Net interest spread(1)			2.75%			2.96%
Net interest margin(2)			3.62%			3.82%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $4.4 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively.

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

	For the Three Months Ended June 30, 2024 compared to 2023
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$853	$1,609	$2,462
Loans, gross	8,496	5,312	13,808
Federal funds sold and other interest-earning assets	2,031	211	2,242
Total increase in interest income	$11,380	$7,132	$18,512
Interest-bearing liabilities:
Interest-bearing deposits	$7,927	$7,547	$15,474
Note payable and line of credit	161	(62)	99
FHLB advances	(1,823)	—	(1,823)
Total increase in interest expense	$6,265	$7,485	$13,750
Increase (decrease) in net interest income	$5,115	$(353)	$4,762

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

The provision for credit losses for the six months ended June 30, 2024 was $3.5 million compared to $2.6 million for the six months ended June 30, 2023. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the six months ended June 30, 2024 or 2023.

As of June 30, 2024, the allowance for credit losses for loans totaled $38.2 million, or 1.02% of total loans, compared to $37.0 million, or 1.02% of total loans, as of December 31, 2023. At June 30, 2024, the allowance for credit losses for unfunded loan commitments was $2.1 million compared to $2.4 million at December 31, 2023. No allowance for credit losses for securities was recorded as of June 30, 2024 or December 31, 2023.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Noninterest Income:
Service charges and fees	$1,515	$720	$795	110.4%	$3,020	$1,499	$1,521	101.5%
Earnings on bank-owned life insurance	587	526	61	11.6%	1,169	1,001	168	16.8%
Gain on sale of investment securities available-for-sale	123	—	123	100.0%	280	97	183	188.7%
Gain on sale of SBA loans	—	—	—	—	30	—	30	100.0%
Derivative fees	28	247	(219)	(88.7)%	94	246	(152)	(61.8)%
Other	635	787	(152)	(19.3)%	638	1,339	(701)	(52.4)%
Total noninterest income	$2,888	$2,280	$608	26.7%	$5,231	$4,182	$1,049	25.1%

Six months ended June 30, 2024 vs. Six months ended June 30, 2023

The increase in noninterest income of $1.0 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to increased service charges and fees, increased earnings on bank-owned life insurance, and gains on the sales of investment securities, offset by a decrease in derivative and advisory fee income.

Three months ended June 30, 2024 vs. Three months ended June 30, 2023

The increase in noninterest income of $608,000 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to increased service charges and fees and gains on the sales of investment securities, offset by a decrease in derivative and advisory fee income.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$15,917	$15,033	$884	5.9%	$32,419	$28,745	$3,674	12.8%
Net occupancy and equipment expenses	3,146	2,852	294	10.3%	6,191	5,485	706	12.9%
Other:
Legal and professional fees	1,621	1,547	74	4.8%	3,006	3,477	(471)	(13.5)%
Data processing and network expenses	1,046	1,261	(215)	(17.0)%	2,464	2,464	—	—
Regulatory assessments	1,005	458	547	119.4%	1,985	1,124	861	76.6%
Advertising and marketing	406	812	(406)	(50.0)%	761	1,498	(737)	(49.2)%
Software purchases and maintenance	828	455	373	82.0%	1,645	807	838	103.8%
Loan operations	262	302	(40)	(13.2)%	488	267	221	82.8%
Telephone and communications	141	129	12	9.3%	275	268	7	2.6%
Other	1,257	986	271	27.5%	2,309	1,744	565	32.4%
Total noninterest expense	$25,629	$23,835	$1,794	7.5%	$51,543	$45,879	$5,664	12.3%

Six months ended June 30, 2024 vs. Six months ended June 30, 2023

The increase in noninterest expense of $5.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to increases in salaries and employee benefit expenses, increased expenses related to new branch locations, increases in regulatory assessments, investment in new technology and software, and increased other expenses such as fraud losses, deposit related fees, and board of director and investor relations related expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $32.4 million for the six months ended June 30, 2024, an increase of $3.7 million, or 12.8%, compared to $28.7 million for the same period in 2023. The increase was primarily due to our continued investment in our employees with annual wage increases and merit awards.

Net occupancy and equipment expenses were $6.2 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively. Building, leasehold, furniture, fixtures and equipment depreciation and software amortization included in net occupancy and equipment expense totaled $2.8 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively. The increases were primarily due to costs associated with opening two branch locations in the second quarter of 2024.

Regulatory assessment fees increased from $1.1 million for the six months ended June 30, 2023 to $2.0 million for the six months ended June 30, 2024. The increase was primarily due to our growth in total assets from $3.96 billion at June 30, 2023 to $4.47 billion at June 30, 2024 and a change in our quarterly assessment rate.

The Company's software-related expenditures, including software purchases and maintenance, amounted to $1.6 million and $807,000 for the six months ended June 30, 2024, and 2023, respectively. The increase in these expenses is attributed to our continued investment towards adopting new and advanced technology and software aimed at achieving greater efficiency in lending and deposit processes and management of risk.

Other noninterest expenses were $2.3 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively. The Company incurred additional expenses related to fraud losses, deposit related fees, and board of director and investor relations related expenses.

Three months ended June 30, 2024 vs. Three months ended June 30, 2023

The increase in noninterest expense of $1.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to increases in salaries and employee benefit expenses, increased expenses related to new branch locations, increases in regulatory assessments, investment in new technology and software, and increased other expenses such as deposit related fees and board of director and investor relations related expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $15.9 million for the three months ended June 30, 2024, an increase of $884,000, or 5.9%, compared to $15.0 million for the same period in 2023. The increase was primarily due to our continued investment in our employees with annual wage increases and merit awards.

Net occupancy and equipment expenses were $3.1 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. Building, leasehold, furniture, fixtures and equipment depreciation and software amortization included in net occupancy and equipment expenses totaled $1.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. The increases were primarily due to costs associated with opening two branch locations in the second quarter of 2024.

Regulatory assessment fees increased from $458,000 for the three months ended June 30, 2023 to $1.0 million for the three months ended June 30, 2024. The increase was primarily due to our growth in total assets from $3.96 billion at June 30, 2023 to $4.47 billion at June 30, 2024 and a change in our quarterly assessment rate.

The Company's software-related expenditures, including software purchases and maintenance, amounted to $828,000 and $455,000 for the three months ended June 30, 2024, and 2023, respectively. The increase in these expenses is attributed to our continued investment towards adopting new and advanced technology and software aimed at achieving greater efficiency in lending and deposit processes and management of risk.

Other noninterest expenses were $1.3 million and $986,000 for the three months ended June 30, 2024 and 2023, respectively. The Company incurred additional expenses during the quarter for deposit related fees and board of director and investor relations related expenses.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Income tax expense	$3,421	$2,250	$6,002	$4,495
Effective tax rate	24.1%	20.2%	22.1%	19.9%

Financial Condition

Total assets were $4.47 billion as of June 30, 2024 compared to $4.40 billion as of December 31, 2023. The increase in total assets of $78.0 million was primarily due to organic loan growth and the purchase of investment securities during the six months ended June 30, 2024. The increases were funded primarily by the growth in total deposits, the decrease in cash and due from accounts, the decrease in federal funds sold, and earnings.

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

As of June 30, 2024, total loans were $3.76 billion, an increase of $119.4 million, or 3.3%, compared to $3.64 billion as of December 31, 2023. The increase in loans was well diversified in real estate loans and commercial loans offset slightly by a decrease in municipal loans. Total loans as a percentage of deposits were 97.5% and 95.7% as of June 30, 2024 and December 31, 2023, respectively. Total loans as a percentage of assets were 84.0% and 82.8% as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$499,941	13.3%	$520,822	14.3%
Non-farm non-residential non-owner occupied	612,268	16.3%	586,626	16.1%
Residential	349,461	9.3%	342,589	9.4%
Construction, development and other	756,646	20.1%	693,553	19.1%
Farmland	31,049	0.8%	30,396	0.8%
Commercial and industrial	1,361,401	36.2%	1,263,077	34.7%
Consumer	2,216	0.1%	2,555	0.1%
Municipal and other	145,177	3.9%	199,170	5.5%
Total loans	$3,758,159	100.0%	$3,638,788	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans decreased $20.9 million, or 4.0%, to $499.9 million as of June 30, 2024 from $520.8 million as of December 31, 2023.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $25.6 million, or 4.4%, to $612.3 million as of June 30, 2024 from $586.6 million as of December 31, 2023.

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $6.9 million, or 2.0%, to $349.5 million as of June 30, 2024 from $342.6 million as of December 31, 2023.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $63.1 million, or 9.1%, to $756.6 million as of June 30, 2024 from $693.6 million as of December 31, 2023 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At June 30, 2024 and December 31, 2023, outstanding factored receivables were $31.5 million and $26.5 million, respectively.

Commercial and industrial loans increased $98.3 million, or 7.8%, to $1.36 billion as of June 30, 2024 from $1.26 billion as of December 31, 2023. The increase was primarily a result of increased productivity in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2024
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$38,268	$206,528	$185,739	$69,406	$499,941
Non-farm non-residential non-owner occupied	62,856	403,082	117,739	28,591	612,268
Residential	155,122	87,818	53,925	52,596	349,461
Construction, development and other	129,806	609,071	10,991	6,778	756,646
Farmland	9,686	14,986	5,187	1,190	31,049
Commercial and industrial	793,190	497,402	66,178	4,631	1,361,401
Consumer	464	1,631	121	—	2,216
Municipal and other	103,397	41,780	—	—	145,177
Total loans	$1,292,789	$1,862,298	$439,880	$163,192	$3,758,159
Amounts with fixed rates	$332,024	$499,998	$27,633	$9,527	$869,182
Amounts with floating rates	$960,765	$1,362,300	$412,247	$153,665	$2,888,977

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructured loans included in nonperforming assets as of June 30, 2024 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of June 30, 2024	As of December 31, 2023
Nonaccrual loans	$23,910	$16,649
Loans > 90 days and still accruing	507	670
Total nonperforming loans	$24,417	$17,319
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$24,417	$17,319
Ratio of nonaccrual loans to total loans	0.64%	0.46%
Ratio of nonperforming loans to total loans	0.65%	0.48%
Ratio of nonperforming loans to total assets	0.55%	0.39%
Ratio of nonperforming assets to total assets	0.55%	0.39%
Ratio of nonperforming loans to total loans plus OREO	0.65%	0.48%
Ratio of allowance for credit losses to nonaccrual loans	159.81%	222.37%

We had $24.4 million in nonperforming assets and nonperforming loans as of June 30, 2024 compared to $17.3 million as of December 31, 2023. The increase was primarily the result of three commercial and industrial loans totaling $2.4 million being placed on nonaccrual in the first quarter of 2024 and one commercial real estate loan relationship consisting of five loans totaling $7.9 million being placed on nonaccrual during the second quarter of 2024. Two of the commercial and industrial loans totaling $1.1 million have a 75% SBA guaranty and are paying as agreed. The other commercial and industrial loan that was placed on nonaccrual during the first quarter of 2024 was subsequently charged-off for $1.2 million in the second quarter of 2024. The loan value on the real estate supporting the five commercial real estate loans is 69% and management does not anticipate a loss on this relationship. The increase in nonperforming assets and nonperforming loans was partially offset by additional nonaccrual loan charge-offs of $1.4 million and paydowns on nonaccrual loans during the six months ended June 30, 2024.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of June 30, 2024	As of December 31, 2023
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$10,051	$1,211
Non-farm non-residential non-owner occupied	74	1,235
Residential	2,767	2,938
Construction, development and other	301	247
Commercial and industrial	10,717	11,018
Total nonaccrual loans	$23,910	$16,649

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2024
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$477,019	$5,698	$17,224	$—	$499,941
Non-farm non-residential non-owner occupied	612,194	—	74	—	612,268
Residential	346,132	528	2,801	—	349,461
Construction, development and other	755,229	710	707	—	756,646
Farmland	31,049	—	—	—	31,049
Commercial and industrial	1,304,848	37,422	17,631	1,500	1,361,401
Consumer	2,216	—	—	—	2,216
Municipal and other	145,177	—	—	—	145,177
Gross loans	$3,673,864	$44,358	$38,437	$1,500	$3,758,159

December 31, 2023
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development and other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial and industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
Gross loans	$3,567,084	$47,344	$24,038	$322	$3,638,788

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

As of June 30, 2024, the allowance for credit losses for loans totaled $38.2 million, or 1.02% of total loans. As of December 31, 2023, the allowance for credit losses totaled $37.0 million, or 1.02% of total loans. The increase in our allowance for credit losses was primarily due to the $3.8 million provision for credit losses on loans recorded for the six months ended June 30, 2024 partially offset by $2.6 million of net charge-offs.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$38,140	$35,915	$37,022	$30,351
Impact of ASC 326 adoption	—	—	—	4,000
Provision for credit losses on loans	1,900	1,400	3,760	2,600
Charge-offs:
Non-farm non-residential non-owner occupied	(598)	—	(598)	—
Commercial and industrial	(1,667)	(181)	(2,479)	(301)
Consumer	—	2	—	(19)
Municipal and other	(17)	(2)	(44)	(2)
Total charge-offs	(2,282)	(181)	(3,121)	(322)
Recoveries:
Commercial and industrial	452	109	538	614
Consumer	—	—	1	—
Municipal and other	1	—	11	—
Total recoveries	453	109	550	614
Net (charge-offs) recoveries	(1,829)	(72)	(2,571)	292
Allowance for credit losses at end of period	$38,211	$37,243	$38,211	$37,243
Ratio of net (charge-offs) recoveries to average loans(1)	(0.20)%	(0.01)%	(0.14)%	0.02%

(1)
Interim periods annualized.

During the three and six months ended June 30, 2024, the Company recorded net charge-offs of $1.8 million and $2.6 million, respectively. During the three and six months ended June 30, 2023, the Company recorded net charge-offs of $72,000 and net recoveries of $292,000, respectively.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of June 30, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$4,712	13.3%	$4,311	14.3%
Non-farm non-residential non-owner occupied	5,257	16.3%	5,541	16.1%
Residential	2,490	9.3%	2,341	9.4%
Construction, development and other	6,436	20.1%	5,853	19.1%
Farmland	237	0.8%	244	0.8%
Commercial and industrial	18,286	36.2%	17,617	34.7%
Consumer	14	0.1%	14	0.1%
Municipal and other	779	3.9%	1,101	5.5%
	$38,211	100.0%	$37,022	100.00%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of June 30, 2024.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
June 30, 2024
Investment securities available-for-sale:
U.S. government and agency securities	$18,844	$43	$73	$18,814
State and municipal securities	1,000	3	—	1,003
Mortgage-backed securities and collateralized mortgage obligations	177,120	996	1,240	176,876
Corporate bonds	94,744	408	5,678	89,474
	$291,708	$1,450	$6,991	$286,167

December 31, 2023
Investment securities available-for-sale:
U.S. government and agency securities	$4,017	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	77,703	1,599	769	78,533
Corporate bonds	100,371	861	5,669	95,563
	$182,091	$2,460	$6,464	$178,087

As of June 30, 2024, the carrying amount of the security portfolio was $286.2 million compared to $178.1 million as of December 31, 2023, an increase of $108.1 million, or 60.7%. The increase relates primarily to purchases of $1.92 billion in agencies, municipal securities, mortgage-back securities and corporate bonds offset by maturities, calls and paydowns of $1.81 billion during the six months ended June 30, 2024. Investment securities represented 6.4% and 4.1% of total assets as of June 30, 2024 and December 31, 2023, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of June 30, 2024 and December 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The contractual maturities of the mortgage-backed securities held range from 2026 to 2065 and are not a reliable indicator of the expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The terms of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of the security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of the security. Therefore, schedules of maturities for mortgage-backed securities have been excluded from this disclosure.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2024, by contractual maturity, are shown below:

	As of June 30, 2024
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,401	$7,400
Due from one year to five years	7,946	8,010
Due from five years to ten years	80,397	75,067
Over ten years	18,844	18,814
	114,588	109,291
Mortgage-backed securities and collateralized mortgage obligations	177,120	176,876
	$291,708	$286,167

The weighted average life of our investment portfolio was 6.84 years and 7.47 years as of June 30, 2024 and December 31, 2023, respectively.

Deposits

Total deposits as of June 30, 2024 were $3.86 billion, an increase of $52.4 million, or 1.4%, compared to $3.80 billion as of December 31, 2023. Noninterest-bearing deposits as of June 30, 2024 were $464.5 million, an increase of $4.9 million, or 1.1%, compared to $459.6 million as of December 31, 2023. Total interest-bearing account balances as of June 30, 2024 were $3.39 billion, an increase of $47.5 million, or 1.4%, from $3.34 billion as of December 31, 2023.

The components of deposits as of the dates shown below were as follows:

	As of June 30, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$2,866,736	84.5%	$2,842,668	85.0%
Savings	33,079	1.0%	24,998	0.7%
Time deposits $100,000 and over	473,860	14.0%	459,688	13.8%
Time deposits less than $100,000	17,418	0.5%	16,241	0.5%
Total interest-bearing deposits	$3,391,093	88.0%	$3,343,595	87.9%
Noninterest-bearing demand deposits	$464,498	12.0%	$459,553	12.1%
Total deposits	$3,855,591	100.0%	$3,803,148	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of June 30, 2024
Three months or less	$59,865
Over three months through six months	52,886
Over six months through twelve months	154,867
Over twelve months	39,169
$306,787

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Six Months Ended		Year Ended
	June 30, 2024		December 31, 2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$449,863	—	$473,558	—
Interest-bearing demand deposits	2,842,822	4.70%	2,332,972	4.14%
Savings	39,412	2.45%	29,282	0.51%
Time deposits	496,985	4.91%	423,351	4.30%
Total interest-bearing deposits	3,379,219	4.71%	2,785,605	4.13%
Total deposits	$3,829,082	4.15%	$3,259,163	3.53%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2024 was 11.7% and for the year ended December 31, 2023 was 14.5%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of June 30, 2024	As of December 31, 2023
FHLB advances	$—	$—
Line of Credit - Senior Debt	36,875	38,875
Note Payable - Subordinated Debt	80,656	80,553
Total borrowings	$117,531	$119,428

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of June 30, 2024 and December 31, 2023, borrowing capacity available under this arrangement was $652.0 million and $565.1 million, respectively. We had no FHLB advances outstanding at June 30, 2024 or during the six months ended June 30, 2024. We had no FHLB advances outstanding at December 31, 2023. Our cost of FHLB advances was 5.43% for the year ended December 31, 2023. In addition, letters of credit with the FHLB in the amount of $418.0 million and $463.1 million were outstanding at June 30, 2024 and December 31, 2023, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from July 2024 through October 2025.

Line of Credit - Senior Debt. The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At June 30, 2024 and December 31, 2023, the outstanding balance was $36.9 million and $38.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. At June 30, 2024 and December 31, 2023, the Company had $82.3 million in outstanding principal and $1.6 million and $1.7 million, respectively, in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.74% and 6.65% for the six months ended June 30, 2024 and 2023, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. In June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. At June 30, 2024 and December 31, 2023, total borrowing capacity under this arrangement was $1.3 billion and $1.2 billion, respectively. There were no advances outstanding at June 30, 2024 or December 31, 2023.

Federal Funds Lines of Credit. At June 30, 2024 and December 31, 2023, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at June 30, 2024 or December 31, 2023.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the six months ended June 30, 2024 and for the year ended December 31, 2023, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At June 30, 2024, the Company had borrowing capacity available under FHLB advances of $652.0 million, line of credit - senior debt of $18.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.3 billion, and federal funds lines of credit of $36.5 million. At December 31, 2023, the Company had borrowing capacity under FHLB advances of $565.1 million, line of credit - senior debt of $11.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.2 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $4.44 billion for the six months ended June 30, 2024 and $3.90 billion for the year ended December 31, 2023.

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	10.2%	12.2%
Interest-bearing	76.1%	71.5%
FHLB advances	—	2.0%
Note payable and line of credit	2.7%	2.9%
Other liabilities	1.4%	1.2%
Shareholders’ equity	9.6%	10.2%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	82.6%	85.5%
Securities	5.6%	5.0%
Federal funds sold and other interest-earning assets	7.4%	4.7%
Other noninterest-earning assets	4.4%	4.8%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	11.7%	14.5%
Average total loans to average deposits	96.7%	103.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of June 30, 2024, we had $1.56 billion in outstanding commitments to extend credit and $24.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $1.35 billion in outstanding commitments to extend credit and $26.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2024 and December 31, 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of June 30, 2024, we had cash and cash equivalents of $253.9 million, compared to $411.8 million as of December 31, 2023.

Capital Resources

Total shareholders’ equity increased to $435.0 million as of June 30, 2024, compared to $412.0 million as of December 31, 2023, an increase of $23.0 million, or 5.6%. This increase was primarily the result of the $21.2 million in net income and $3.3 million of other comprehensive income on securities and derivatives for the six months ended June 30, 2024 offset by the $2.4 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of June 30, 2024 and December 31, 2023, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum To Be
	June 30, 2024	December 31, 2023	Requirement	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.24%	9.23%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.29%	8.06%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.88%	9.70%	8.50%	N/A
Total capital (to risk weighted assets)	12.78%	12.66%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.71%	11.91%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.52%	12.52%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.52%	12.52%	8.50%	8.00%
Total capital (to risk weighted assets)	13.49%	13.49%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

The Company entered into two five-year pay-fixed interest rate swap agreements with notional amounts of $100 million each and pay-fixed interest rates of 3.718% and 3.473% during December 2023. The instruments were designated as cash flow hedges, and changes in fair value are recognized in other comprehensive income. The facilities, which were scheduled to mature on December 6, 2028 and December 21, 2028, were discontinued on April 10, 2024, and a combined gain of $5.4 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contracts.

During March 2023, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $200 million. The facility, which was scheduled to mature on March 31, 2028, was discontinued on May 26, 2023, and a gain of $5.0 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract.

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

For the six months ended June 30, 2024 and 2023, approximately $1.3 million and $769,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended June 30, 2024 and 2023, approximately $828,000 and $563,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2024, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At June 30, 2024, the Company's derivative assets and liabilities totaled $7.8 million and $7.6 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	(1.47)%	(7.21)%	(0.35)%	(5.91)%
+ 200	(0.87)%	(4.05)%	(0.23)%	(3.39)%
+ 100	(0.31)%	(1.59)%	(0.09)%	(1.35)%
Base	—	—	—	—
–100	0.00%	0.33%	0.05%	0.35%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Third Coast Bancshares, Inc.

Date: August 8, 2024	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: August 8, 2024	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer