Form 10-Q
period 2024-09-30
Third Coast Bancshares, Inc.
filed 2024-11-05
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 13,679,104 shares of common stock, par value $1.00 per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2024	2023
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$258,191	$296,926
Federal funds sold	12,265	114,919
Total cash and cash equivalents	270,456	411,845
Interest bearing time deposits in other banks	353	—
Investment securities available-for-sale	292,104	178,087
Loans, net of allowance for credit losses of $39,683 and $37,022 at September 30, 2024 and December 31, 2023, respectively	3,850,148	3,601,766
Accrued interest receivable	26,111	23,120
Premises and equipment, net	26,696	28,554
Bank-owned life insurance	67,679	65,861
Non-marketable equity securities, at cost	24,328	16,041
Deferred tax asset, net	8,654	9,227
Derivative assets	5,786	8,828
Right-of-use asset - operating leases	20,397	21,439
Goodwill and other intangible assets	18,882	19,003
Other assets	16,176	12,303
Total assets	$4,627,770	$4,396,074
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$489,822	$459,553
Interest bearing	3,504,616	3,343,595
Total deposits	3,994,438	3,803,148
Accrued interest payable	7,283	4,794
Derivative liabilities	6,874	10,687
Lease liability - operating leases	21,412	22,280
Other liabilities	34,632	23,763
Line of credit - Senior Debt	31,875	38,875
Note payable - Subordinated Debentures, net	80,708	80,553
Total liabilities	4,177,222	3,984,100
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at September 30, 2024 and December 31, 2023	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at September 30, 2024 and December 31, 2023	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,746,053 and 13,683,127 issued; and 13,667,591 and 13,604,665 outstanding at September 30, 2024 and December 31, 2023, respectively	13,746	13,683
Common stock - non-voting, $1 par value; 3,500,000 shares authorized at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	320,871	319,613
Retained earnings	109,160	78,775
Accumulated other comprehensive income	7,801	933
Treasury stock: at cost; 78,462 shares at September 30, 2024 and December 31, 2023	(1,099)	(1,099)
Total shareholders' equity	450,548	411,974
Total liabilities and shareholders' equity	$4,627,770	$4,396,074

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Interest income:
Loans, including fees	$75,468	$65,380	$219,242	$178,586
Investment securities available-for-sale	4,532	1,990	12,116	5,567
Federal funds sold and other	2,719	2,015	11,462	5,324
Total interest income	82,719	69,385	242,820	189,477
Interest expense:
Deposit accounts	40,407	30,345	119,515	77,373
FHLB advances and other borrowings	1,929	3,772	5,985	9,910
Total interest expense	42,336	34,117	125,500	87,283
Net interest income	40,383	35,268	117,320	102,194
Provision for credit losses	1,085	2,620	4,545	5,220
Net interest income after credit loss expense	39,298	32,648	112,775	96,974
Noninterest income:
Service charges and fees	2,143	884	5,163	2,383
Earnings on bank-owned life insurance	649	541	1,818	1,542
(Loss) gain on sale of investment securities available-for-sale	(480)	364	(200)	461
Gain on sale of SBA loans	—	114	30	114
Derivative fees	101	159	195	405
Other	104	(196)	742	1,143
Total noninterest income	2,517	1,866	7,748	6,048
Noninterest expense:
Salaries and employee benefits	15,679	17,353	48,098	46,098
Occupancy and equipment expense	3,229	2,925	9,420	8,410
Legal and professional	1,037	2,001	4,043	5,478
Data processing and network expense	1,608	1,284	4,072	3,748
Regulatory assessments	1,249	532	3,234	1,656
Advertising and marketing	420	515	1,181	2,013
Software purchases and maintenance	854	729	2,499	1,536
Loan operations	227	272	715	539
Telephone and communications	166	117	441	385
Other	1,085	1,777	3,394	3,521
Total noninterest expense	25,554	27,505	77,097	73,384
Net income before income tax expense	16,261	7,009	43,426	29,638
Income tax expense	3,486	1,431	9,488	5,926
Net income	12,775	5,578	33,938	23,712
Preferred stock dividends declared	1,198	1,184	3,553	3,539
Net income available to common shareholders	$11,577	$4,394	$30,385	$20,173
Earnings per common share:
Basic earnings per share	$0.85	$0.32	$2.23	$1.49
Diluted earnings per share	$0.74	$0.32	$1.99	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$12,775	$5,578	$33,938	$23,712
Other comprehensive income (loss):
Unrealized income (loss) on securities:
Unrealized holding gain (loss) arising during the period	5,014	353	3,757	(2,861)
Reclassification for net losses (gains) realized through the sale of securities	480	(364)	200	(461)
Income tax (expense) benefit	(1,154)	3	(831)	698
Other comprehensive income (loss) on securities	4,340	(8)	3,126	(2,624)
Unrealized gain (loss) on derivatives:
Unrealized holding (loss) gain arising during the period	(188)	—	1,353	—
Gain on termination of derivative instruments	—	—	5,412	5,007
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(756)	(450)	(2,029)	(1,219)
Income tax benefit (expense)	200	94	(994)	(796)
Other comprehensive (loss) income on derivatives	(744)	(356)	3,742	2,992
Total other comprehensive income (loss)	3,596	(364)	6,868	368
Total comprehensive income	$16,371	$5,214	$40,806	$24,080

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2022	$69	$—	$13,610	$—	$318,033	$53,270	$(2,103)	$(1,099)	$381,780
Adoption of ASC 326, allowance for credit loss adjustment, net of tax	—	—	—	—	—	(3,160)	—	—	(3,160)
Net income	—	—	—	—	—	23,712	—	—	23,712
Share-based compensation	—	—	—	—	1,135	—	—	—	1,135
Stock options exercised	—	—	1	—	(1)	—	—	—	—
Warrants exercised	—	—	4	—	43	—	—	—	47
Restricted stock grants	—	—	76	—	(76)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(12)	—	—	—	—	—	(12)
Other comprehensive income, net of tax	—	—	—	—	—	—	368	—	368
Preferred dividends declared - Series A, $51.00 per share	—	—	—	—	—	(3,539)	—	—	(3,539)
Balance, September 30, 2023	$69	$—	$13,679	$—	$319,134	$70,283	$(1,735)	$(1,099)	$400,331

Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$411,974
Net income	—	—	—	—	—	33,938	—	—	33,938
Share-based compensation	—	—	—	—	1,240	—	—	—	1,240
Stock options exercised	—	—	19	—	197	—	—	—	216
Registration costs for securities issued in private placement	—	—	—	—	(108)	—	—	—	(108)
Restricted stock grants	—	—	45	—	(45)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(1)	—	(26)	—	—	—	(27)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,868	—	6,868
Preferred dividends declared - Series A, $51.19 per share	—	—	—	—	—	(3,553)	—	—	(3,553)
Balance, September 30, 2024	$69	$—	$13,746	$—	$320,871	$109,160	$7,801	$(1,099)	$450,548

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, June 30, 2023	$69	$—	$13,688	$—	$318,769	$65,889	$(1,371)	$(1,099)	$395,945
Net income	—	—	—	—	—	5,578	—	—	5,578
Share-based compensation	—	—	—	—	368	—	—	—	368
Stock options exercised	—	—	1	—	(1)	—	—	—	—
Restricted stock grants	—	—	2	—	(2)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(12)	—	—	—	—	—	(12)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(364)	—	(364)
Preferred dividends declared - Series A, $17.06 per share	—	—	—	—	—	(1,184)	—	—	(1,184)
Balance, September 30, 2023	$69	$—	$13,679	$—	$319,134	$70,283	$(1,735)	$(1,099)	$400,331

Balance, June 30, 2024	$69	$—	$13,744	$—	$320,496	$97,583	$4,205	$(1,099)	$434,998
Net income	—	—	—	—	—	12,775	—	—	12,775
Share-based compensation	—	—	—	—	452	—	—	—	452
Stock options exercised	—	—	2	—	43	—	—	—	45
Registration costs for securities issued in private placement	—	—	—	—	(108)	—	—	—	(108)
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	—	—	(12)	—	—	—	(12)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,596	—	3,596
Preferred dividends declared - Series A, $17.25 per share	—	—	—	—	—	(1,198)	—	—	(1,198)
Balance, September 30, 2024	$69	$—	$13,746	$—	$320,871	$109,160	$7,801	$(1,099)	$450,548

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$33,938	$23,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,545	5,220
Changes in deferred tax, net	(1,252)	(1,290)
Share-based compensation expense	1,240	1,135
Loss (gain) on sale of investment securities available-for-sale	200	(461)
Gain on sale of SBA loans	(30)	(114)
Accretion of premium on securities, net	(892)	(81)
Accretion of gain on terminated cash flow hedges	(2,029)	(1,219)
Accretion of SBA Paycheck Protection Program Fees	—	(24)
Amortization of subordinated debt origination costs	155	154
Depreciation, amortization and accretion	(1,938)	42
Earnings on bank-owned life insurance	(1,818)	(1,542)
Net change in operating leases	174	428
Net change in derivative assets and liabilities	582	(378)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(6,840)	(5,496)
Accrued interest payable and other liabilities	12,727	1,458
Net cash provided by operating activities	38,762	21,544
Cash flows from investing activities:
Net increase in interest bearing time deposits in other banks	(353)	—
Net purchase of non-marketable equity securities	(8,287)	(1,181)
Investment securities available-for-sale activity:
Purchases	(2,559,409)	(1,743,229)
Sales	30,074	13,129
Maturities, calls and principal paydowns	2,419,966	1,702,352
Proceeds from termination of derivative instruments	5,412	5,007
Net loan originations	(247,201)	(449,250)
Net additions to bank premises and equipment	(1,171)	(3,015)
Purchase of bank-owned life insurance	—	(3,000)
Net cash used in investing activities	(360,969)	(479,187)
Cash flows from financing activities:
Net increase in deposits	191,290	410,676
Net (repayment of) proceeds from line of credit - senior debt	(7,000)	5,000
Registration of Series A Preferred Stock issued in 2022 Private Placement	(108)	—
Proceeds from stock warrants exercised	—	47
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(27)	(12)
Proceeds from stock options exercised	216	—
Dividends paid on Series A preferred stock	(3,553)	(3,552)
Net cash provided by financing activities	180,818	412,159
Change in cash and cash equivalents	(141,389)	(45,484)
Cash and cash equivalents at beginning of period	411,845	332,014
Cash and cash equivalents at end of period	$270,456	$286,530

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$123,011	$85,510
Cash paid for income taxes	$3,211	$6,217
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$283	$—
Right of use lease assets obtained in exchange for operating lease liabilities	$831	$4,902

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, a Texas banking association (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company,” “we,” “us” or “our”), provide general consumer and commercial banking services through 19 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Humble, Kingwood, The Woodlands, Memorial City, Beaumont, Port Arthur, Houston-Galleria, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon, Austin, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the full year ending December 31, 2024. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

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

September 30, 2024 and December 31, 2023

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

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our statement of income as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Further information regarding our policies and methodology used to estimate the allowance for credit losses on available-for-sale securities is presented in Note 2 - Investment Securities Available-for-Sale.

Allowance for Credit Losses - Loans: The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our statement of income as a component of provision for credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 3 - Loans and Allowance for Credit Losses.

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At September 30, 2024 and December 31, 2023, the Company was servicing loans previously sold of approximately $4.6 million and $4.8 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at September 30, 2024 and December 31, 2023.

Premises and Equipment

Buildings, leasehold improvements, furniture and fixtures, and equipment are carried at cost, less accumulated depreciation, computed principally by the straight-line method based on the estimated useful lives of the related asset. Land is not depreciated. Major

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

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

September 30, 2024 and December 31, 2023

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $1.2 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively, and $420,000 and $515,000 for the three months ended September 30, 2024 and 2023, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

September 30, 2024 and December 31, 2023

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

Recently Adopted Accounting Standards: ASU 2022-02 - Troubled Debt Restructurings and Vintage Disclosures

On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this update eliminate the accounting guidance for troubled debt

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

restructurings (“TDRs”) by creditors in Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.

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

The carrying amount of securities and their approximate fair values as of September 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Securities available-for-sale:
U.S government and agency securities	$18,529	$36	$78	$18,487
State and municipal securities	1,000	4	—	1,004
Mortgage-backed securities and collateralized mortgage obligations	156,714	3,164	32	159,846
Corporate bonds	115,908	1,276	4,417	112,767
	$292,151	$4,480	$4,527	$292,104

December 31, 2023
Securities Available-for-sale:
U.S. government and agency securities	$4,017	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	77,703	1,599	769	78,533
Corporate bonds	100,371	861	5,669	95,563
	$182,091	$2,460	$6,464	$178,087

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

September 30, 2024 and December 31, 2023

significantly due to prepayments. Therefore, schedules of maturities for mortgage-backed securities have been excluded from the below disclosure.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2024, by contractual maturity, are shown below.

	September 30, 2024
	Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,439	$4,433
Due from one year to five years	9,754	10,070
Due from five to ten years	112,550	109,140
Over ten years	8,694	8,615
	135,437	132,258
Mortgage-backed securities and collateralized mortgage obligations	156,714	159,846
	$292,151	$292,104

The following table summarizes securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

(Dollars in thousands)	Less Than 12 Months in a Loss Position	Greater Than 12 Months in a Loss Position	Total Unrealized Loss	Estimated Fair Value
September 30, 2024
Securities available-for-sale:
U.S. government and agency securities	$78	$—	$78	$8,615
Mortgage-backed securities and collateralized mortgage obligations	16	16	32	4,854
Corporate bonds	1,141	3,276	4,417	72,338
	$1,235	$3,292	$4,527	$85,807

December 31, 2023
Securities available-for-sale:
U.S. government and agency securities	$26	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	—	769	769	16,001
Corporate bonds	128	5,541	5,669	64,143
	$154	$6,310	$6,464	$84,135

There were 40 investments in an unrealized loss position at September 30, 2024, and 37 investments in an unrealized loss position at December 31, 2023. As of September 30, 2024, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of September 30, 2024 and December 31, 2023.

For the nine months ended September 30, 2024, proceeds from the sales of securities and their gross gains were $14.5 million and $280,000, respectively, and proceeds from the sales of securities and their gross losses were $15.6 million and $480,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

For the nine months ended September 30, 2023, proceeds from the sales of securities and their gross gains were $13.1 million and $461,000, respectively. There were no losses recorded from the sales of securities for the nine months ended September 30, 2023.

For the three months ended September 30, 2024, there were no gains recorded from the sales of securities and proceeds from the sales of securities and their gross losses were $15.6 million and $480,000, respectively. For the three months ended September 30, 2023, proceeds from the sales of securities and their gross gains were $9.2 million and $364,000, respectively. There were no losses recorded from the sales of securities for the three months ended September 30, 2023.

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$470,222	$520,822
Non-farm non-residential non-owner occupied	611,617	586,626
Residential	339,558	342,589
Construction, development & other	825,302	693,553
Farmland	35,650	30,396
Commercial & industrial	1,499,302	1,263,077
Consumer	2,002	2,555
Municipal and other	106,178	199,170
	3,889,831	3,638,788
Allowance for credit losses	(39,683)	(37,022)
Loans, net	$3,850,148	$3,601,766

Total loans are presented net of unaccreted discounts and net deferred fees totaling $16.0 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively.

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

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due more than 90 days segregated by class of loans were as follows:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$9,696	$8,236	$—	$1,211	$305	$—
Non-farm non-residential non-owner occupied	68	68	—	1,235	246	—
Residential	2,664	2,664	250	2,938	2,938	—
Construction, development & other	1	1	—	247	247	—
Commercial & industrial	11,093	148	272	11,018	5,097	670
	$23,522	$11,117	$522	$16,649	$8,833	$670

Based on management's evaluation of the value of the collateral securing the non-accrual loans, $11.1 million and $8.8 million of the non-accrual loans did not have a specific allowance for credit loss at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and 2023, the amount of income that would have been accrued for loans on non-accrual was approximately $1.3 million and $575,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

An age analysis of past due loans, segregated by class of loans, was as follows:

(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
September 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$592	$770	$9,696	$11,058	$459,164	$470,222
Non-farm non-residential non-owner occupied	—	—	68	68	611,549	611,617
Residential	1,103	2,690	2,914	6,707	332,851	339,558
Construction, development & other	611	401	1	1,013	824,289	825,302
Farmland	—	—	—	—	35,650	35,650
Commercial & industrial	2,159	4,121	11,365	17,645	1,481,657	1,499,302
Consumer	—	—	—	—	2,002	2,002
Municipal and other	32	23	—	55	106,123	106,178
	$4,497	$8,005	$24,044	$36,546	$3,853,285	$3,889,831

December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$—	$—	$1,211	$1,211	$519,611	$520,822
Non-farm non-residential non-owner occupied	—	212	1,235	1,447	585,179	586,626
Residential	312	495	2,938	3,745	338,844	342,589
Construction, development & other	428	177	247	852	692,701	693,553
Farmland	—	—	—	—	30,396	30,396
Commercial & industrial	4,467	659	11,688	16,814	1,246,263	1,263,077
Consumer	2	—	—	2	2,553	2,555
Municipal and other	88	—	—	88	199,082	199,170
	$5,297	$1,543	$17,319	$24,159	$3,614,629	$3,638,788

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

For the nine months ended September 30, 2024, no loans were modified for borrowers experiencing financial difficulty.

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

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of September 30, 2024 and December 31, 2023, there were no modified loans in the previous twelve-month period that were in default.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

The following tables summarize the Company’s internal ratings of its loans at September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$443,952	$9,471	$16,799	$—	$470,222
Non-farm non-residential non-owner occupied	611,549	—	68	—	611,617
Residential	336,196	523	2,839	—	339,558
Construction, development & other	820,901	4,000	401	—	825,302
Farmland	35,650	—	—	—	35,650
Commercial & industrial	1,429,685	53,178	14,939	1,500	1,499,302
Consumer	2,002	—	—	—	2,002
Municipal and other	106,178	—	—	—	106,178
	$3,786,113	$67,172	$35,046	$1,500	$3,889,831

December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development & other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial & industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
	$3,567,084	$47,344	$24,038	$322	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

The following tables summarize the Company's loans by risk grades, loan class and vintage, at September 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
September 30, 2024
Real estate loans:
Non-farm non-residential owner occupied
Pass	$47,964	$37,117	$135,128	$112,867	$57,080	$50,114	$3,682	$443,952
Special Mention	162	94	6,912	2,303	—	—	—	9,471
Substandard	130	2,895	18	4,345	5,654	2,536	1,221	16,799
Total Non-Farm non-residential owner-occupied	$48,256	$40,106	$142,058	$119,515	$62,734	$52,650	$4,903	$470,222
Non-farm non-residential non-owner occupied
Pass	$66,687	$111,037	$172,169	$201,296	$20,894	$34,767	$4,699	$611,549
Substandard	—	—	68	—	—	—	—	68
Total Non-Farm non-residential non owner-occupied	$66,687	$111,037	$172,237	$201,296	$20,894	$34,767	$4,699	$611,617
Residential
Pass	$42,245	$88,745	$99,981	$72,073	$17,509	$11,221	$4,422	$336,196
Special Mention	—	90	—	—	433	—	—	523
Substandard	2,191	25	237	384	—	2	—	2,839
Total Residential	$44,436	$88,860	$100,218	$72,457	$17,942	$11,223	$4,422	$339,558
Construction, development & other
Pass	$83,057	$151,239	$90,405	$56,614	$762	$508	$438,316	$820,901
Special Mention	4,000	—	—	—	—	—	—	4,000
Substandard	401	—	—	—	—	—	—	401
Total Construction, development & other	$87,458	$151,239	$90,405	$56,614	$762	$508	$438,316	$825,302
Farmland
Pass	$4,244	$9,703	$11,223	$1,960	$—	$4,224	$4,296	$35,650
Total Farmland	$4,244	$9,703	$11,223	$1,960	$—	$4,224	$4,296	$35,650
Commercial & industrial
Pass	$166,396	$156,677	$139,170	$48,641	$10,223	$9,392	$899,186	$1,429,685
Special Mention	4,999	2,672	1,203	21,025	—	—	23,279	53,178
Substandard	3,603	131	1,928	393	—	1,284	7,600	14,939
Doubtful	—	—	1,500	—	—	—	—	1,500
Total Commercial & industrial	$174,998	$159,480	$143,801	$70,059	$10,223	$10,676	$930,065	$1,499,302
Consumer
Pass	$68	$844	$468	$83	$94	$108	$337	$2,002
Total Consumer	$68	$844	$468	$83	$94	$108	$337	$2,002
Municipal and other
Pass	$1,596	$24,626	$9,278	$30,888	$1,830	$216	$37,744	$106,178
Total Municipal and other	$1,596	$24,626	$9,278	$30,888	$1,830	$216	$37,744	$106,178
Total Loans	$427,743	$585,895	$669,688	$552,872	$114,479	$114,372	$1,424,782	$3,889,831

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied
Pass	$55,172	$179,776	$127,020	$70,984	$33,439	$37,433	$6,987	$510,811
Special Mention	535	2,350	2,632	—	—	—	—	5,517
Substandard	157	41	984	—	2,190	659	463	4,494
Total Non-Farm non-residential owner-occupied	$55,864	$182,167	$130,636	$70,984	$35,629	$38,092	$7,450	$520,822
Non-farm non-residential non-owner occupied
Pass	$105,084	$180,054	$212,484	$26,559	$23,112	$25,486	$8,202	$580,981
Special Mention	4,197	—	—	212	—	—	—	4,409
Substandard	—	88	—	—	—	1,148	—	1,236
Total Non-Farm non-residential non owner-occupied	$109,281	$180,142	$212,484	$26,771	$23,112	$26,634	$8,202	$586,626
Residential
Pass	$97,867	$112,138	$86,117	$19,178	$10,027	$7,275	$6,017	$338,619
Special Mention	94	—	—	444	—	—	—	538
Substandard	2,734	253	437	—	—	8	—	3,432
Total Residential	$100,695	$112,391	$86,554	$19,622	$10,027	$7,283	$6,017	$342,589
Construction, development & other
Pass	$136,888	$110,486	$55,938	$785	$86	$529	$387,386	$692,098
Special Mention	—	—	1,208	—	—	—	—	1,208
Substandard	244	—	—	—	—	3	—	247
Total Construction, development & other	$137,132	$110,486	$57,146	$785	$86	$532	$387,386	$693,553
Farmland
Pass	$11,030	$11,328	$2,070	$96	$3,619	$818	$586	$29,547
Substandard	—	849	—	—	—	—	—	849
Total Farmland	$11,030	$12,177	$2,070	$96	$3,619	$818	$586	$30,396
Commercial & industrial
Pass	$221,392	$49,536	$79,690	$16,843	$14,576	$1,321	$829,945	$1,213,303
Special Mention	4,284	4,068	23,916	467	21	55	2,861	35,672
Substandard	483	3,783	4,461	1,276	1,377	82	2,318	13,780
Doubtful	—	—	—	—	322	—	—	322
Total Commercial & industrial	$226,159	$57,387	$108,067	$18,586	$16,296	$1,458	$835,124	$1,263,077
Consumer
Pass	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Total Consumer	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Municipal and other
Pass	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Municipal and other	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Loans	$728,220	$670,826	$630,164	$140,839	$89,901	$74,864	$1,303,974	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

The following tables summarize the Company's gross charge-offs by origination year and loan class for the nine months ended September 30, 2024 and the year ended December 31, 2023.

	Gross Charge-offs by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Total
September 30, 2024:
Real estate loans:
Non-farm non-residential non-owner occupied	$—	$—	$—	$—	$—	$(598)	$(598)
Commercial & industrial	—	—	(233)	(104)	(1,198)	(1,243)	(2,778)
Municipal and other	—	(12)	(17)	(15)	—	—	(44)
Total Charge-Offs	$—	$(12)	$(250)	$(119)	$(1,198)	$(1,841)	$(3,420)

	Gross Charge-offs by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Total
December 31, 2023:
Commercial & industrial	$—	$—	$—	$(181)	$(1,523)	$(120)	$(1,824)
Consumer	—	—	—	—	—	(19)	(19)
Municipal and other	(10)	(6)	(2)	(2)	—	—	(20)
Total Charge-Offs	$(10)	$(6)	$(2)	$(183)	$(1,523)	$(139)	$(1,863)

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

September 30, 2024 and December 31, 2023

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

The following table presents details of the allowance for credit losses on loans by portfolio segment as of September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Non-Farm Non-Residential Owner Occupied	Non-Farm Non-Residential Non-Owner Occupied	Residential	Construction, Development & Other	Farmland	Commercial & Industrial	Consumer	Municipal and Other	Total
September 30, 2024:
Modeled expected credit losses	$2,273	$2,913	$1,523	$6,895	$177	$9,821	$7	$375	$23,984
Q-Factor and other qualitative adjustments	855	1,345	494	7,268	34	3,316	3	142	13,457
Specific allocations	175	—	—	—	—	2,067	—	—	2,242
	$3,303	$4,258	$2,017	$14,163	$211	$15,204	$10	$517	$39,683
December 31, 2023:
Modeled expected credit losses	$2,324	$2,569	$1,474	$3,557	$166	$6,400	$8	$596	$17,094
Q-Factor and other qualitative adjustments	1,952	2,321	867	2,296	78	7,507	6	505	15,532
Specific allocations	35	651	—	—	—	3,710	—	—	4,396
	$4,311	$5,541	$2,341	$5,853	$244	$17,617	$14	$1,101	$37,022

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at September 30, 2024 and December 31, 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

The following tables detail the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2024 and 2023:

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$(1,008)	$—	$—	$3,303
Non-farm non-residential non-owner occupied	5,541	(685)	(598)	—	4,258
Residential	2,341	(324)	—	—	2,017
Construction, development & other	5,853	8,310	—	—	14,163
Farmland	244	(33)	—	—	211
Commercial & industrial	17,617	(529)	(2,778)	894	15,204
Consumer	14	(5)	—	1	10
Municipal and other	1,101	(551)	(44)	11	517
	$37,022	$5,175	$(3,420)	$906	$39,683

(Dollars in thousands)	Beginning Balance	CECL Adoption Adjustment	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2023
Real estate loans:
Non-farm non-residential owner occupied	$3,773	$1,324	$(243)	$—	$—	$4,854
Non-farm non-residential non-owner occupied	5,741	2,610	1,062	—	—	9,413
Residential	1,064	996	5	—	—	2,065
Construction, development & other	3,053	1,608	(478)	—	—	4,183
Farmland	82	12	18	—	—	112
Commercial & industrial	16,269	(2,903)	3,031	(329)	620	16,688
Consumer	6	4	16	(19)	—	7
Municipal and other	363	349	37	(4)	—	745
	$30,351	$4,000	$3,448	$(352)	$620	$38,067

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2024 and 2023:

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended September 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,712	$(1,409)	$—	$—	$3,303
Non-farm non-residential non-owner occupied	5,257	(999)	—	—	4,258
Residential	2,490	(473)	—	—	2,017
Construction, development & other	6,436	7,727	—	—	14,163
Farmland	237	(26)	—	—	211
Commercial & industrial	18,286	(3,139)	(299)	356	15,204
Consumer	14	(4)	—	—	10
Municipal and other	779	(262)	—	—	517
	$38,211	$1,415	$(299)	$356	$39,683

Three Months Ended September 30, 2023
Real estate loans:
Non-farm non-residential owner occupied	$5,223	$(369)	$—	$—	$4,854
Non-farm non-residential non-owner occupied	8,775	638	—	—	9,413
Residential	2,142	(77)	—	—	2,065
Construction, development & other	4,312	(129)	—	—	4,183
Farmland	97	15	—	—	112
Commercial & industrial	15,722	988	(28)	6	16,688
Consumer	10	(3)	—	—	7
Municipal and other	962	(215)	(2)	—	745
	$37,243	$848	$(30)	$6	$38,067

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

The following tables present the amortized cost basis of collateral dependent loans, with and without specific reserves, which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
September 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$9,566	$—	$—	$9,566
Non-farm non-residential non-owner occupied	130	—	—	130
Residential	2,664	—	—	2,664
Construction, development & other	—	—	—	—
Commercial & industrial	—	13,532	80	13,612
	$12,360	$13,532	$80	$25,972

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$1,054	$—	$—	$1,054
Non-farm non-residential non-owner occupied	1,393	—	—	1,393
Residential	2,940	—	—	2,940
Construction, development & other	247	—	—	247
Commercial & industrial	212	12,439	689	13,340
	$5,846	$12,439	$689	$18,974

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	September 30, 2024	December 31, 2023
Building and building improvements	30 years and 3 - 10 years	$13,791	$13,703
Land		3,894	3,894
Equipment	3 - 5 years	6,790	6,277
Leasehold improvements	3 - 10 years	13,824	11,678
Furniture and fixtures	3 - 5 years	5,382	4,666
Construction in process		11	2,303
		43,692	42,521
Accumulated depreciation		(16,996)	(13,967)
		$26,696	$28,554

Depreciation expense was approximately $3.0 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively, and $1.0 million and $904,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Transaction accounts:
Noninterest bearing demand accounts	$489,822	$459,553
Interest bearing demand accounts	2,804,439	2,842,668
Savings	31,026	24,998
Total transaction accounts	3,325,287	3,327,219
Time deposits	669,151	475,929
Total deposits	$3,994,438	$3,803,148

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $465.7 million and $315.4 million as of September 30, 2024 and December 31, 2023, respectively.

Scheduled maturities of time deposits at September 30, 2024 are as follows:

(Dollars in thousands)	Maturities by Year
2024 (three months remaining)	$237,574
2025	390,369
2026	35,760
2027	1,499
2028	2,272
2029 and thereafter	1,677
$669,151

At September 30, 2024 and December 31, 2023, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $40,000 and $101,000, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

6.
Income Taxes

During the nine months ended September 30, 2024 and 2023, the Company recorded income tax provision expense of $9.5 million and $5.9 million, respectively, reflecting an effective tax rate of 21.8% and 20.0%, respectively. During the three months ended September 30, 2024 and 2023, the Company recorded income tax provision expense of $3.5 million and $1.4 million, respectively, reflecting an effective tax rate of 21.4% and 20.4%, respectively.

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of September 30, 2024 and December 31, 2023, borrowing capacity available under this arrangement was $560.4 million and $565.1 million, respectively. The Company had no FHLB advances outstanding at September 30, 2024 and December 31, 2023. Letters of credit with the FHLB in the amount of $514.9 million were issued at September 30, 2024. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from October 2024 through October 2025.

Line of Credit - Senior Debt

The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At September 30, 2024 and December 31, 2023, the outstanding balance was $31.9 million and $38.9 million, respectively.

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

September 30, 2024 and December 31, 2023

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At September 30, 2024 and December 31, 2023, the Company had $82.3 million in outstanding principal and $1.6 million and $1.7 million, respectively, in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of September 30, 2024 and December 31, 2023, total borrowing capacity under this arrangement was $1.4 billion and $1.2 billion, respectively. The Company had no advances outstanding under these lines as of September 30, 2024 or December 31, 2023.

Federal Funds Lines of Credit

At September 30, 2024 and December 31, 2023, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at September 30, 2024 and December 31, 2023.

8.
Stock Options and Warrants

2013 Stock Option Plan

In 2008 upon shareholder approval, the Bank adopted the 2008 Stock Option Plan. In 2013 upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At September 30, 2024, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock,

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

(ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At September 30, 2024, there were 71,026 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At September 30, 2024, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

Stock Options

During the nine months ended September 30, 2024, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the nine months ended September 30, 2024 were granted with an exercise price ranging from $19.38 to $25.67. Options granted during the nine months ended September 30, 2023 were granted with an exercise price ranging from $13.95 to $20.17.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the nine months ended September 30, 2024: risk-free interest rate ranging from 3.75% to 4.64%, dividend yield of 0.00%; estimated volatility ranging from 23.42% to 24.16%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the nine months ended September 30, 2023: risk-free interest rate ranging from 3.42% to 4.26%, dividend yield of 0.00%; estimated volatility ranging from 17.81% to 21.75%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the nine months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense of $396,000 and $335,000, respectively, associated with stock options. For the three months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense of $143,000 and $80,000, respectively, associated with stock options. As of September 30, 2024, there was approximately $1.3 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining vesting periods. Forfeitures are recognized as they occur.

A summary of stock option activity for the nine months ended September 30, 2024 and 2023 is presented below:

	September 30, 2024		September 30, 2023
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,126,023	$17.72	1,203,928	$18.05
Granted during the period	35,500	21.12	33,500	17.51
Forfeited during the period	(68,563)	17.63	(90,731)	20.98
Exercised during the period	(19,505)	12.27	(674)	15.17
Outstanding at the end of period	1,073,455	$17.93	1,146,023	$17.80
Options exercisable at end of period	726,885	$16.90	668,453	$16.17
Weighted-average grant date fair value of options granted during the period		$8.02		$5.45

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

A summary of weighted average remaining life is presented below:

	September 30, 2024			September 30, 2023
Exercise Price	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable	Options Outstanding	Weighted Average Remaining Life (years)	Options Exercisable
$10.00 - $12.99	116,800	0.29	116,800	146,553	1.20	146,553
$13.00 - $16.99	409,305	4.89	354,035	436,620	5.69	345,750
$17.00 - $26.99	547,350	7.16	256,050	562,850	7.90	176,150
	1,073,455	5.55	726,885	1,146,023	6.20	668,453

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $9.5 million and $7.2 million, respectively, at September 30, 2024. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $1.3 million each, at September 30, 2023.

The intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was approximately $283,000 and $1,000, respectively. A summary of the activity in the Company’s nonvested shares for the nine months ended September 30, 2024 and 2023 is as follows:

	September 30, 2024		September 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	447,970	$3.94	676,270	$3.82
Granted during the period	35,500	8.02	33,500	5.45
Vested during the period	(117,900)	3.60	(160,700)	3.24
Forfeited during the period	(19,000)	3.28	(71,500)	3.60
Nonvested at end of period	346,570	$4.48	477,570	$3.91

Warrants

The Company had fully vested stock warrants issued in connection with the organization of the Company during 2013, which were exercisable over a ten-year period to purchase one share of common stock for each warrant held. As of December 31, 2023, all stock warrants issued in connection with the organization of the Company were exercised prior to their expiration date of July 1, 2023.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”), or non-voting common stock, par value $1.00 per share (“Non-Voting Common Stock”), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 5 years as of September 30, 2024.

A summary of the Company’s stock warrant activity for the nine months ended September 30, 2024 and 2023 is presented below:

	September 30, 2024		September 30, 2023
	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	175,000	$22.50	179,285	$22.23
Exercised during the period	—	—	(4,285)	11.00
Outstanding at end of period	175,000	$22.50	175,000	$22.50
Exercisable at end of period	175,000	$22.50	175,000	$22.50

Restricted Stock Awards

The Company granted restricted stock awards (“RSAs”) to certain directors, executive officers and employees of the Company. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

stock have full voting rights. Generally, the awards vest ratably over a two-to-four year period but vesting periods may vary. The RSAs have a 10-year contractual term.

A summary of the activity for non-vested RSAs for the nine months ended September 30, 2024 and 2023 is presented below:

	September 30, 2024		September 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	110,224	$17.44	76,094	$22.35
Granted during the period	44,659	20.08	75,956	16.18
Vested during the period	(51,220)	17.36	(9,584)	22.76
Forfeited during the period	—	—	(11,807)	20.28
Nonvested at the end of period	103,663	$19.38	130,659	$18.84

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized share-based compensation expense associated with RSAs of approximately $844,000 and $800,000 during the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense associated with RSAs of approximately $309,000 and $288,000, respectively. As of September 30, 2024, there was approximately $1.4 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over the remaining vesting periods.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of September 30, 2024, the Company's operating lease ROU asset and operating lease liability totaled $20.4 million and $21.4 million, respectively.

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

As of September 30, 2024, the weighted-average discount rate for the Company's operating leases was 4.73%. The Company's lease terms range from less than one year to one hundred forty-four months. The weighted-average remaining term of the leases was 8.02 years.

Lease costs for the three and nine months ended September 30, 2024 and 2023 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$835	$811	$2,512	$2,275
Short-term lease cost	10	28	29	131
Variable lease cost	341	308	987	887
Total lease cost	$1,186	$1,147	$3,528	$3,293

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2029 and thereafter is presented below:

(Dollars in thousands)	September 30, 2024
2024 (three months remaining)	$804
2025	3,264
2026	3,339
2027	3,374
2028	3,184
2029 and thereafter	11,725
Total undiscounted lease liability	25,690
Less: Discount on cash flows	(4,278)
Total operating lease liability	$21,412

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$1,442,939	$1,352,147
Standby letters of credit	21,217	26,850
Total	$1,464,156	$1,378,997

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

At September 30, 2024 and December 31, 2023, the allowance for credit losses related to off-balance sheet exposures was $1.8 million and $2.4 million, respectively, and is recorded in other liabilities on the consolidated balance sheets.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$2,112	$—	$2,412	$—
Provision for credit losses on off-balance sheet commitments	(330)	1,772	(630)	1,772
Total allowance for credit losses - off balance sheet commitments	$1,782	$1,772	$1,782	$1,772

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

September 30, 2024 and December 31, 2023

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

There were no transfers between levels during the nine month period ended September 30, 2024 or during the year ended December 31, 2023.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At September 30, 2024:
Securities available-for-sale:
U.S government and agency securities	$—	$18,487	$—	$18,487
State and municipal securities	—	1,004	—	1,004
Mortgage-backed securities and collateralized mortgage obligations	—	159,846	—	159,846
Corporate bonds	—	112,767	—	112,767
Total investment securities available-for-sale	$—	$292,104	$—	$292,104
Derivative assets:
Pass-through interest rate swaps	$—	$5,769	$—	$5,769
Risk participation agreements	—	15	—	15
Pay-fixed interest rate swaps	—	2	—	2
Total derivative assets	$—	$5,786	$—	$5,786
Derivative liabilities:
Cash flow hedges	$—	$187	$—	$187
Pass-through interest rate swaps	—	5,769	—	5,769
Risk participation agreements	—	3	—	3
Pay-fixed interest rate swaps	—	915	—	915
Total derivative liabilities	$—	$6,874	$—	$6,874

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2024 and December 31, 2023:

Loans Evaluated Individually for Expected Credit Losses. At September 30, 2024, collateral dependent loans with a specific valuation allowance had carrying values of $14.9 million and specific valuation allowances totaling $2.2 million resulting in a net fair value of $12.7 million based on Level 3 inputs. At December 31, 2023, collateral dependent loans with a specific valuation allowance had carrying values of $10.1 million and specific valuation allowances totaling $4.4 million resulting in a net fair value of $5.7 million based on Level 3 inputs.

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

The following table presents foreclosed assets that were remeasured and recorded at fair value as of September 30, 2024:

(Dollars in thousands)	September 30, 2024
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$304
Charge-offs recognized in the allowance for loan losses	21
Fair value of foreclosed assets remeasured at initial recognition	$283

The Company did not have any foreclosed assets as of December 31, 2023. Foreclosed assets are included in other assets on the consolidated balance sheet at September 30, 2024.

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

September 30, 2024 and December 31, 2023

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$270,456	$270,456	$411,845	$411,845
Interest bearing time deposits in other banks	353	353	—	—
Investment securities available-for-sale	292,104	292,104	178,087	178,087
Non-marketable securities	24,328	24,328	16,041	16,041
Accrued interest receivable	26,111	26,111	23,120	23,120
Bank-owned life insurance	67,679	67,679	65,861	65,861
Derivative assets	5,786	5,786	8,828	8,828
	$686,817	$686,817	$703,782	$703,782
Level 3 inputs
Loans, net	$3,850,148	$3,816,190	$3,601,766	$3,532,270
Financial liabilities:
Level 2 inputs
Deposits	$3,994,438	$3,920,249	$3,803,148	$3,821,744
Accrued interest payable	7,283	7,283	4,794	4,794
Note payable and line of credit	112,583	105,069	119,428	107,474
Derivative liabilities	6,874	6,874	10,687	10,687
	$4,121,178	$4,039,475	$3,938,057	$3,944,699

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

At September 30, 2024 and December 31, 2023, the Company had federal funds sold aggregating approximately $12.3 million and $114.9 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $71.3 million and $262.1 million, respectively, at September 30, 2024 and December 31, 2023. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

September 30, 2024 and December 31, 2023

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

For the nine months ended September 30, 2024 and 2023, Company contributions to the Merged Plan were each approximately $1.1 million, and for the three months ended September 30, 2024 and 2023 Company contributions to the Merged Plan were approximately $355,000 and $401,000, respectively. Administrative expense related to the Merged Plan for the same nine month periods totaled approximately $56,000 and $43,000, respectively, and for the same three month periods totaled approximately $18,000 and $9,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At September 30, 2024 and December 31, 2023, the aggregate amounts of loans to related parties were approximately $1.2 million and $1.4 million, respectively. During the nine months ended September 30, 2024, loan originations to related parties totaled $150,000 and repayments from related parties totaled $366,000. Related party unfunded commitments at September 30, 2024 and December 31, 2023 were approximately $750,000 and $402,000, respectively. Deposits account balances for related parties at September 30, 2024 and December 31, 2023, totaled approximately $19.0 million and $19.6 million, respectively.

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

Preferred Stock

On September 30, 2022, the Company adopted resolutions creating Series A Convertible Non-Cumulative Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock, with 69,400 shares authorized for each series.

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

Registration of Securities Issued in Private Placement

The Company filed a Registration Statement on Form S-3 with the SEC on September 25, 2024 registering the resale from time to time by the securityholders named therein of the shares of Series A Preferred Stock and Preferred Warrants issued to such securityholders in the private placement completed on September 30, 2022 and the securities issuable upon conversion of shares of Series A Preferred Stock, Series B Preferred Stock or Non-Voting Common Stock, or upon exercise of the Preferred Warrants. The Registration Statement was declared effective by the SEC on October 4, 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2024 and December 31, 2023, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2024 and December 31, 2023. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since September 30, 2024 that management believes have changed the Bank’s category.

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of September 30, 2024:
Total capital (to risk weighted assets)	$546,037	12.80%	≥	$448,097	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$423,864	9.93%	≥	$362,745	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$423,864	9.53%	≥	$177,980	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$357,747	8.38%	≥	$298,731	≥	7.00%		N/A		N/A
As of December 31, 2023:
Total capital (to risk weighted assets)	$512,024	12.66%	≥	$424,563	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$392,037	9.70%	≥	$343,694	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$392,037	9.23%	≥	$169,917	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$325,812	8.06%	≥	$283,042	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of September 30, 2024:
Total capital (to risk weighted assets)	$572,329	13.42%	≥	$447,711	≥	10.50%	≥	$426,392	≥	10.00%
Tier 1 capital (to risk weighted assets)	$530,864	12.45%	≥	$362,433	≥	8.50%	≥	$341,114	≥	8.00%
Tier 1 capital (to average assets)	$530,864	11.95%	≥	$177,654	≥	4.00%	≥	$222,068	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$530,864	12.45%	≥	$298,474	≥	7.00%	≥	$277,155	≥	6.50%
As of December 31, 2023:
Total capital (to risk weighted assets)	$544,624	13.49%	≥	$423,829	≥	10.50%	≥	$403,647	≥	10.00%
Tier 1 capital (to risk weighted assets)	$505,190	12.52%	≥	$343,100	≥	8.50%	≥	$322,918	≥	8.00%
Tier 1 capital (to average assets)	$505,190	11.91%	≥	$169,649	≥	4.00%	≥	$212,062	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$505,190	12.52%	≥	$282,553	≥	7.00%	≥	$262,371	≥	6.50%

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

September 30, 2024 and December 31, 2023

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Net income	$12,775	$5,578	$33,938	$23,712
Less dividends declared, Series A Preferred Stock	1,198	1,184	3,553	3,539
Net income available to common shareholders	$11,577	$4,394	$30,385	$20,173
Weighted-average shares outstanding for basic earnings per common share	13,665,400	13,608,718	13,643,042	13,576,949
Dilutive effect of stock compensation and other dilutive securities	3,519,591	264,469	3,403,598	3,295,086
Weighted-average shares outstanding for diluted earnings per common share	17,184,991	13,873,187	17,046,640	16,872,035
Basic earnings per share	$0.85	$0.32	$2.23	$1.49
Diluted earnings per share	$0.74	$0.32	$1.99	$1.41

17.
Derivative Financial Instruments

Cash Flow Hedges

During September 2024 and as part of its hedging strategy, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $100 million. The facility is scheduled to mature on September 4, 2029. The instrument is designated as a cash flow hedge and changes in fair value are recognized in other comprehensive income.

During December 2023, the Company entered into two five-year pay-fixed interest rate swap agreements with notional amounts of $100 million each. The facilities, which were scheduled to mature on December 6, 2028 and December 21, 2028, were discontinued on April 10, 2024, and a combined gain of $5.4 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contracts.

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

For the nine months ended September 30, 2024 and 2023, approximately $2.0 million and $1.2 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended September 30, 2024 and 2023, approximately $756,000 and $450,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2024, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At September 30, 2024, the Company's derivative assets and liabilities totaled $5.8 million and $6.9 million, respectively. The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
September 30, 2024:
Cash flow hedges:
Pay-fixed interest rate swaps	$100,000	$—	$187	3.19%	USD Fed Funds-H.15	4.9
Total cash flow hedges	100,000	—	187
Fair value hedges:
Risk participation agreements purchased	$12,455	$15	$—	—	5.90%	1.9
Risk participation agreements sold	99,549	—	3	—	4.68%	2.7
Commercial loan one-way interest rate swaps	51,797	2	915	6.73%	—	2.8
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	202,451	1,735	4,034	—	5.87%	2.9
Financial institution counterparty	202,451	4,034	1,735	5.87%	—	2.9
Total fair value hedges	568,703	5,786	6,687
Total derivatives	$668,703	$5,786	$6,874

December 31, 2023:
Cash flow hedges:
Pay-fixed interest rate swap	$200,000	$—	$1,541	3.60%	USD Fed Funds-H.15	5.0
Total cash flow hedges	200,000	—	1,541
Fair value hedges:
Risk participation agreements purchased	13,935	—	20	—	5.80%	2.5
Risk participation agreements sold	54,383	6	—	—	5.06%	3.9
Commercial loan one-way interest rate swaps	32,477	48	352	7.02%	—	3.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	216,766	2,327	6,447	—	5.86%	3.7
Financial institution counterparty	216,766	6,447	2,327	5.86%	—	3.7
Total fair value hedges	534,327	8,828	9,146
Total derivatives	$734,327	$8,828	$10,687

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible

Goodwill and other intangible assets were $18.9 million and $19.0 million as of September 30, 2024 and December 31, 2023, respectively.

Amortization expense of the core deposit intangible (“CDI”) was approximately $121,000 for each of the nine months ended September 30, 2024 and 2023, and was approximately $40,000 for each of the three months ended September 30, 2024 and 2023. The remaining weighted average life is 5.25 years at September 30, 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2024 and December 31, 2023

Scheduled amortization of CDI at September 30, 2024 are as follows:

(Dollars in thousands)	CDI Amortization
2024 (three months remaining)	$40
2025	162
2026	162
2027	162
2028	162
2029	160
$848

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate nineteen branches, with ten branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, five branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of September 30, 2024, we had, on a consolidated basis, total assets of $4.63 billion, total loans of $3.89 billion, total deposits of $3.99 billion and total shareholders’ equity of $450.5 million.

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

Registration of Securities Issued in Private Placement

The Company filed a Registration Statement on Form S-3 with the SEC on September 25, 2024 registering the resale from time to time by the securityholders named therein of the shares of Series A Preferred Stock and Preferred Warrants issued to such securityholders in the private placement completed on September 30, 2022 and the securities issuable upon conversion of shares of Series A Preferred Stock, Series B Preferred Stock or Non-Voting Common Stock, or upon exercise of the Preferred Warrants. The Registration Statement was declared effective by the SEC on October 4, 2024.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Interest income	$82,719	$69,385	$13,334	19.2%	$242,820	$189,477	$53,343	28.2%
Interest expense	42,336	34,117	8,219	24.1%	125,500	87,283	38,217	43.8%
Net interest income	40,383	35,268	5,115	14.5%	117,320	102,194	15,126	14.8%
Provision for credit losses	1,085	2,620	(1,535)	(58.6)%	4,545	5,220	(675)	(12.9)%
Noninterest income	2,517	1,866	651	34.9%	7,748	6,048	1,700	28.1%
Noninterest expense	25,554	27,505	(1,951)	(7.1)%	77,097	73,384	3,713	5.1%
Income before income taxes	16,261	7,009	9,252	132.0%	43,426	29,638	13,788	46.5%
Income tax expense	3,486	1,431	2,055	143.6%	9,488	5,926	3,562	60.1%
Net income	$12,775	$5,578	$7,197	129.0%	$33,938	$23,712	$10,226	43.1%

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

Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023

Net interest income increased $15.1 million, or 14.8%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from interest-bearing deposit growth and increased rates paid on interest-bearing deposits. Average loans increased from $3.29 billion for the nine months ended September 30, 2023 to $3.74 billion for the nine months ended September 30, 2024, with the growth well diversified in real estate loans and commercial loans. The yield on loans for the nine months ended September 30, 2024 was 7.84% compared to 7.26% for the nine months ended September 30, 2023. Interest expense related to interest bearing deposit accounts was $119.5 million and $77.4 million for nine months ended September 30, 2024 and 2023, respectively. Average interest-bearing deposits increased from $2.65 billion for the nine months ended September 30, 2023 to $3.38 billion for the nine months ended September 30, 2024. The average rate paid on interest-bearing deposits increased from 3.91% for the nine months ended September 30, 2023 to 4.72% for the nine months ended September 30, 2024. Interest expense related to borrowings was $6.0 million for the nine months ended September 30, 2024 compared to $9.9 million for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in FHLB advances during the nine months ended September 30, 2024. For the nine months ended September 30, 2024, net interest margin and net interest spread were 3.65% and 2.76%, respectively, compared to 3.77% and 2.91%, respectively, for the nine months ended September 30, 2023.

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

	For the Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$267,091	$12,116	6.06%	$195,234	$5,567	3.81%
Loans, gross	3,736,200	219,242	7.84%	3,287,053	178,586	7.26%
Federal funds sold and other interest- earning assets	290,011	11,462	5.28%	142,224	5,324	5.00%
Total interest-earning assets	4,293,302	242,820	7.55%	3,624,511	189,477	6.99%
Less allowance for credit losses	(38,045)			(36,236)
Total interest-earning assets, net of allowance	4,255,257			3,588,275
Noninterest-earning assets	194,650			186,443
Total assets	$4,449,907			$3,774,718
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,380,790	$119,515	4.72%	$2,645,127	$77,373	3.91%
Note payable and line of credit	118,547	5,909	6.66%	111,777	5,592	6.69%
FHLB advances	1,933	76	5.25%	106,353	4,318	5.43%
Total interest-bearing liabilities	3,501,270	125,500	4.79%	2,863,257	87,283	4.08%
Noninterest-bearing deposits	452,411			473,834
Other liabilities	62,753			44,025
Total liabilities	4,016,434			3,381,116
Shareholders’ equity	433,473			393,602
Total liabilities and shareholders’ equity	$4,449,907			$3,774,718
Net interest income		$117,320			$102,194
Net interest spread(1)			2.76%			2.91%
Net interest margin(2)			3.65%			3.77%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $14.2 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

	For the Nine Months Ended September 30, 2024 compared to 2023
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$2,056	$4,493	$6,549
Loans, gross	24,589	16,067	40,656
Federal funds sold and other interest-earning assets	5,542	596	6,138
Total increase in interest income	$32,187	$21,156	$53,343
Interest-bearing liabilities:
Interest-bearing deposits	$21,610	$20,532	$42,142
Note payable and line of credit	344	(27)	317
FHLB advances	(4,239)	(3)	(4,242)
Total increase in interest expense	$17,715	$20,502	$38,217
Increase in net interest income	$14,472	$654	$15,126

Three months ended September 30, 2024 vs. Three months ended September 30, 2023

Net interest income increased $5.1 million, or 14.5%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from deposit growth and increased rates paid on interest-bearing deposits. Average loans increased from $3.42 billion for the three months ended September 30, 2023 to $3.80 billion for the three months ended September 30, 2024, with the growth well diversified in real estate loans and commercial loans. The yield on loans for the three months ended September 30, 2024 was 7.90% compared to 7.57% for the three months ended September 30, 2023. Interest expense related to interest bearing deposit accounts was $40.4 million and $30.3 million for three months ended September 30, 2024 and 2023, respectively. Average interest-bearing deposits increased from $2.76 billion for the three months ended September 30, 2023 to $3.38 billion for the three months ended September 30, 2024. The average rate paid on interest-bearing deposits increased from 4.37% for the three months ended September 30, 2023 to 4.75% for the three months ended September 30, 2024. For the three months ended September 30, 2024, net interest margin and net interest spread were 3.73% and 2.82%, respectively, compared to 3.71% and 2.79%, respectively, for the three months ended September 30, 2023.

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

	For the Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Investment securities	$300,969	$4,532	5.99%	$198,305	$1,990	3.98%
Loans, gross	3,801,954	75,468	7.90%	3,424,738	65,380	7.57%
Federal funds sold and other interest earning assets	209,841	2,719	5.15%	146,965	2,015	5.44%
Total interest-earning assets	4,312,764	82,719	7.63%	3,770,008	69,385	7.30%
Less allowance for credit losses	(38,425)			(37,421)
Total interest-earning assets, net of allowance	4,274,339			3,732,587
Noninterest-earning assets	195,681			190,670
Total assets	$4,470,020			$3,923,257
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,383,897	$40,407	4.75%	$2,756,305	$30,345	4.37%
Note payable and line of credit	113,536	1,853	6.49%	112,765	1,919	6.75%
FHLB advances	5,757	76	5.25%	129,585	1,853	5.67%
Total interest-bearing liabilities	3,503,190	42,336	4.81%	2,998,655	34,117	4.51%
Noninterest-bearing deposits	457,451			473,282
Other liabilities	63,255			49,271
Total liabilities	4,023,896			3,521,208
Shareholders’ equity	446,124			402,049
Total liabilities and shareholders' equity	$4,470,020			$3,923,257
Net interest income		$40,383			$35,268
Net interest spread(1)			2.82%			2.79%
Net interest margin(2)			3.73%			3.71%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $5.7 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively.

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

	For the Three Months Ended September 30, 2024 compared to 2023
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Investment securities	$1,022	$1,520	$2,542
Loans, gross	7,003	3,085	10,088
Federal funds sold and other interest-earning assets	854	(150)	704
Total increase in interest income	$8,879	$4,455	$13,334
Interest-bearing liabilities:
Interest-bearing deposits	$6,808	$3,254	$10,062
Note payable and line of credit	8	(74)	(66)
FHLB advances	(1,771)	(6)	(1,777)
Total increase in interest expense	$5,045	$3,174	$8,219
Increase in net interest income	$3,834	$1,281	$5,115

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

The provision for credit losses for the nine months ended September 30, 2024 was $4.5 million compared to $5.2 million for the nine months ended September 30, 2023. The provision for credit losses for the three months ended September 30, 2024 was $1.1 million compared to $2.6 million for the three months ended September 30, 2023. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the nine months ended September 30, 2024 or 2023.

As of September 30, 2024, the allowance for credit losses for loans totaled $39.7 million, or 1.02% of total loans, compared to $37.0 million, or 1.02% of total loans, as of December 31, 2023. At September 30, 2024, the allowance for credit losses for unfunded loan commitments was $1.8 million compared to $2.4 million at December 31, 2023. No allowance for credit losses for securities was recorded as of September 30, 2024 or December 31, 2023.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Noninterest Income:
Service charges and fees	$2,143	$884	$1,259	142.4%	$5,163	$2,383	$2,780	116.7%
Earnings on bank-owned life insurance	649	541	108	20.0%	1,818	1,542	276	17.9%
(Loss) gain on sale of investment securities available-for-sale	(480)	364	(844)	(231.9)%	(200)	461	(661)	(143.4)%
Gain on sale of SBA loans	—	114	(114)	(100.0)%	30	114	(84)	(73.7)%
Derivative fees	101	159	(58)	(36.5)%	195	405	(210)	(51.9)%
Other	104	(196)	300	(153.1)%	742	1,143	(401)	(35.1)%
Total noninterest income	$2,517	$1,866	$651	34.9%	$7,748	$6,048	$1,700	28.1%

Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023

The increase in noninterest income of $1.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to increased service charges and fees and increased earnings on bank-owned life insurance, offset by losses on the sales of investment securities and a decrease in derivative and advisory fee income.

Three months ended September 30, 2024 vs. Three months ended September 30, 2023

The increase in noninterest income of $651,000 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to increased service charges and fees, offset by losses on the sales of investment securities.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$15,679	$17,353	$(1,674)	(9.6)%	$48,098	$46,098	$2,000	4.3%
Net occupancy and equipment expenses	3,229	2,925	304	10.4%	9,420	8,410	1,010	12.0%
Other:
Legal and professional fees	1,037	2,001	(964)	(48.2)%	4,043	5,478	(1,435)	(26.2)%
Data processing and network expenses	1,608	1,284	324	25.2%	4,072	3,748	324	8.6%
Regulatory assessments	1,249	532	717	134.8%	3,234	1,656	1,578	95.3%
Advertising and marketing	420	515	(95)	(18.4)%	1,181	2,013	(832)	(41.3)%
Software purchases and maintenance	854	729	125	17.1%	2,499	1,536	963	62.7%
Loan operations	227	272	(45)	(16.5)%	715	539	176	32.7%
Telephone and communications	166	117	49	41.9%	441	385	56	14.5%
Other	1,085	1,777	(692)	(38.9)%	3,394	3,521	(127)	(3.6)%
Total noninterest expense	$25,554	$27,505	$(1,951)	(7.1)%	$77,097	$73,384	$3,713	5.1%

Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023

The increase in noninterest expense of $3.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to increases in salaries and employee benefit expenses, increased expenses related to new branch locations, increases in regulatory assessments, and investment in new technology and software. The increase in noninterest expense was offset by a decrease in legal and professional fees.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $48.1 million for the nine months ended September 30, 2024, an increase of $2.0 million, or 4.3%, compared to $46.1 million for the same period in 2023. The increase was primarily due to annual wage increases and merit awards, offset by workforce reductions during 2024. For the nine months ended September 30, 2024, the average number of employees was 361 compared to an average number of employees of 371 for the nine months ended September 30, 2023.

Net occupancy and equipment expenses were $9.4 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively. Building, leasehold, furniture, fixtures and equipment depreciation and software amortization included in net occupancy and equipment expense totaled $4.2 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increases were primarily due to costs associated with opening three branch locations during 2024.

Legal and professional fees decreased from $5.5 million for the nine months ended September 30, 2023 to $4.0 million for the nine months ended September 30, 2024. The addition of in-house counsel and information technology specialists reduced external legal fees and information technology consulting costs.

Regulatory assessment fees increased from $1.7 million for the nine months ended September 30, 2023 to $3.2 million for the nine months ended September 30, 2024. The increase was primarily due to our growth in total assets from $4.22 billion at September 30, 2023 to $4.63 billion at September 30, 2024 and a change in our quarterly assessment rate.

The Company's software-related expenditures, including software purchases and maintenance, amounted to $2.5 million and $1.5 million for the nine months ended September 30, 2024, and 2023, respectively. The increase in these expenses is attributed to our continued investment towards adopting new and advanced technology and software aimed at achieving greater efficiency in lending and deposit processes and management of risk.

Three months ended September 30, 2024 vs. Three months ended September 30, 2023

The decrease in noninterest expense of $2.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to decreases in salaries and employee benefit expenses, decreased expenses related to legal and professional fees, and decreased other expenses, offset by increased expenses related to new branch locations and increases in regulatory assessments.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $15.7 million for the three months ended September 30, 2024, a decrease of $1.7 million, or 9.6%, compared to $17.4 million for the same period in 2023. The decrease was primarily due to workforce reductions in 2024. At September 30, 2024, the Company had 358 employees compared to 369 employees at September 30, 2023.

Net occupancy and equipment expenses were $3.2 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively. Building, leasehold, furniture, fixtures and equipment depreciation and software amortization included in net occupancy and equipment expenses totaled $1.4 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. The increases were primarily due to costs associated with opening three branch locations in 2024.

Legal and professional fees decreased from $2.0 million for the three months ended September 30, 2023 to $1.0 million for the three months ended September 30, 2024. The addition of in-house counsel and information technology specialists reduced external legal fees and information technology consulting costs.

Regulatory assessment fees increased from $532,000 for the three months ended September 30, 2023 to $1.2 million for the three months ended September 30, 2024. The increase was primarily due to our growth in total assets from $4.22 billion at September 30, 2023 to $4.63 billion at September 30, 2024 and a change in our quarterly assessment rate.

Other noninterest expenses were $1.1 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. ACH and deposit account related fraud losses decreased from $467,000 in the third quarter of 2023 to $99,000 in the third quarter of 2024. In addition, the Company's expense reduction initiatives resulted in reduced insurance costs, employee award program costs, and regulatory filing fees for the three months ended September 30, 2024.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Income tax expense	$3,486	$1,431	$9,488	$5,926
Effective tax rate	21.4%	20.4%	21.8%	20.0%

Financial Condition

Total assets were $4.63 billion as of September 30, 2024 compared to $4.40 billion as of December 31, 2023. The increase in total assets of $231.7 million was primarily due to organic loan growth and the purchase of investment securities and non-marketable equity securities during the nine months ended September 30, 2024. The increases were funded primarily by the growth in total deposits, earnings, and the decrease in cash and cash equivalents during the nine months ended September 30, 2024.

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

As of September 30, 2024, total loans were $3.89 billion, an increase of $251.0 million, or 6.9%, compared to $3.64 billion as of December 31, 2023. Commercial and industrial and real estate loans accounted for the majority of the loan growth with commercial and industrial loans increasing $236.2 million and real estate loans increasing $108.4 million from December 31, 2023. The growth was partially offset by a $93.0 million decrease in municipal loans from December 31, 2023. Total loans as a percentage of deposits were

97.4% and 95.7% as of September 30, 2024 and December 31, 2023, respectively. Total loans as a percentage of assets were 84.1% and 82.8% as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$470,222	12.1%	$520,822	14.3%
Non-farm non-residential non-owner occupied	611,617	15.7%	586,626	16.1%
Residential	339,558	8.7%	342,589	9.4%
Construction, development and other	825,302	21.2%	693,553	19.1%
Farmland	35,650	0.9%	30,396	0.8%
Commercial and industrial	1,499,302	38.6%	1,263,077	34.7%
Consumer	2,002	0.1%	2,555	0.1%
Municipal and other	106,178	2.7%	199,170	5.5%
Total loans	$3,889,831	100.0%	$3,638,788	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans decreased $50.6 million, or 9.7%, to $470.2 million as of September 30, 2024 from $520.8 million as of December 31, 2023.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $25.0 million, or 4.3%, to $611.6 million as of September 30, 2024 from $586.6 million as of December 31, 2023.

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans decreased $3.0 million, or 0.9%, to $339.6 million as of September 30, 2024 from $342.6 million as of December 31, 2023.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $131.7 million, or 19.0%, to $825.3 million as of September 30, 2024 from $693.6 million as of December 31, 2023 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At September 30, 2024 and December 31, 2023, outstanding factored receivables were $38.0 million and $26.5 million, respectively.

Commercial and industrial loans increased $236.2 million, or 18.7%, to $1.50 billion as of September 30, 2024 from $1.26 billion as of December 31, 2023. The increase was primarily a result of increased productivity in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2024
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$45,033	$186,084	$176,563	$62,542	$470,222
Non-farm non-residential non-owner occupied	66,144	404,195	115,418	25,860	611,617
Residential	157,841	78,817	51,377	51,523	339,558
Construction, development and other	198,951	607,270	11,298	7,783	825,302
Farmland	11,546	17,520	5,411	1,173	35,650
Commercial and industrial	780,619	642,879	71,223	4,581	1,499,302
Consumer	429	1,457	116	—	2,002
Municipal and other	65,433	40,745	—	—	106,178
Total loans	$1,325,996	$1,978,967	$431,406	$153,462	$3,889,831
Amounts with fixed rates	$337,926	$508,354	$31,596	$9,534	$887,410
Amounts with floating rates	$988,070	$1,470,613	$399,810	$143,928	$3,002,421

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructured loans included in nonperforming assets as of September 30, 2024 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of September 30, 2024	As of December 31, 2023
Nonaccrual loans	$23,522	$16,649
Loans > 90 days and still accruing	522	670
Total nonperforming loans	$24,044	$17,319
Other real estate owned and repossessed assets	283	—
Total nonperforming assets	$24,327	$17,319
Ratio of nonaccrual loans to total loans	0.60%	0.46%
Ratio of nonperforming loans to total loans	0.62%	0.48%
Ratio of nonperforming loans to total assets	0.52%	0.39%
Ratio of nonperforming assets to total assets	0.53%	0.39%
Ratio of nonperforming loans to total loans plus OREO	0.62%	0.48%
Ratio of allowance for credit losses to nonaccrual loans	168.71%	222.37%

We had $24.3 million in nonperforming assets as of September 30, 2024 compared to $17.3 million as of December 31, 2023. Included in nonperforming assets, nonperforming loans were $24.0 million and $17.3 million as of September 30, 2024 and December 31, 2023, respectively. The increase was primarily the result of five commercial and industrial loans totaling $2.9 million and one commercial real estate loan relationship consisting of four loans totaling $7.8 million being placed on nonaccrual during the nine months ended September 30, 2024. Three of the commercial and industrial loans totaling $1.7 million have a 75% SBA guaranty and are paying as agreed. The loan value on the real estate supporting the four commercial real estate loans is 69% and management does not anticipate a loss on this relationship. The increase in nonperforming assets and nonperforming loans was partially offset by nonaccrual loan charge-offs of $1.9 million and paydowns on nonaccrual loans during the nine months ended September 30, 2024.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of September 30, 2024	As of December 31, 2023
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$9,696	$1,211
Non-farm non-residential non-owner occupied	68	1,235
Residential	2,664	2,938
Construction, development and other	1	247
Commercial and industrial	11,093	11,018
Total nonaccrual loans	$23,522	$16,649

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2024
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$443,952	$9,471	$16,799	$—	$470,222
Non-farm non-residential non-owner occupied	611,549	—	68	—	611,617
Residential	336,196	523	2,839	—	339,558
Construction, development and other	820,901	4,000	401	—	825,302
Farmland	35,650	—	—	—	35,650
Commercial and industrial	1,429,685	53,178	14,939	1,500	1,499,302
Consumer	2,002	—	—	—	2,002
Municipal and other	106,178	—	—	—	106,178
Gross loans	$3,786,113	$67,172	$35,046	$1,500	$3,889,831

December 31, 2023
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development and other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial and industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
Gross loans	$3,567,084	$47,344	$24,038	$322	$3,638,788

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

As of September 30, 2024, the allowance for credit losses for loans totaled $39.7 million, or 1.02% of total loans. As of December 31, 2023, the allowance for credit losses for loans totaled $37.0 million, or 1.02% of total loans. The increase in our allowance for credit losses for loans was primarily due to the $5.2 million provision for credit losses on loans recorded for the nine months ended September 30, 2024 partially offset by $2.5 million of net charge-offs.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$38,211	$37,243	$37,022	$30,351
Impact of ASC 326 adoption	—	—	—	4,000
Provision for credit losses on loans	1,415	848	5,175	3,448
Charge-offs:
Non-farm non-residential non-owner occupied	—	—	(598)	—
Commercial and industrial	(299)	(28)	(2,778)	(329)
Consumer	—	—	—	(19)
Municipal and other	—	(2)	(44)	(4)
Total charge-offs	(299)	(30)	(3,420)	(352)
Recoveries:
Commercial and industrial	356	6	894	620
Consumer	—	—	1	—
Municipal and other	—	—	11	—
Total recoveries	356	6	906	620
Net (charge-offs) recoveries	57	(24)	(2,514)	268
Allowance for credit losses at end of period	$39,683	$38,067	$39,683	$38,067
Ratio of net (charge-offs) recoveries to average loans(1)	0.01%	(0.00)%	(0.09)%	0.01%

(1)
Interim periods annualized.

During the three and nine months ended September 30, 2024, the Company recorded net recoveries of $57,000 and net charge-offs of $2.5 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded net charge-offs of $24,000 and net recoveries of $268,000, respectively.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of September 30, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,303	12.1%	$4,311	14.3%
Non-farm non-residential non-owner occupied	4,258	15.7%	5,541	16.1%
Residential	2,017	8.7%	2,341	9.4%
Construction, development and other	14,163	21.2%	5,853	19.1%
Farmland	211	0.9%	244	0.8%
Commercial and industrial	15,204	38.6%	17,617	34.7%
Consumer	10	0.1%	14	0.1%
Municipal and other	517	2.7%	1,101	5.5%
	$39,683	100.0%	$37,022	100.00%

Securities

Our investment portfolio consists of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and collateralized mortgage obligations, and corporate bonds classified as available-for-sale. The carrying value of such securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of September 30, 2024.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
September 30, 2024
Investment securities available-for-sale:
U.S. government and agency securities	$18,529	$36	$78	$18,487
State and municipal securities	1,000	4	—	1,004
Mortgage-backed securities and collateralized mortgage obligations	156,714	3,164	32	159,846
Corporate bonds	115,908	1,276	4,417	112,767
	$292,151	$4,480	$4,527	$292,104

December 31, 2023
Investment securities available-for-sale:
U.S. government and agency securities	$4,017	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	77,703	1,599	769	78,533
Corporate bonds	100,371	861	5,669	95,563
	$182,091	$2,460	$6,464	$178,087

As of September 30, 2024, the carrying amount of the security portfolio was $292.1 million compared to $178.1 million as of December 31, 2023, an increase of $114.0 million, or 64.0%. The increase relates primarily to net purchases of $2.53 billion in agencies, municipal securities, mortgage-back securities and corporate bonds offset by maturities, calls and paydowns of $2.42 billion during the nine months ended September 30, 2024. Investment securities represented 6.3% and 4.1% of total assets as of September 30, 2024 and December 31, 2023, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of September 30, 2024 and December 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2024, by contractual maturity, are shown below:

	As of September 30, 2024
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,439	$4,433
Due from one year to five years	9,754	10,070
Due from five years to ten years	112,550	109,140
Over ten years	8,694	8,615
	135,437	132,258
Mortgage-backed securities and collateralized mortgage obligations	156,714	159,846
	$292,151	$292,104

The weighted average life of our investment portfolio was 5.28 years and 7.47 years as of September 30, 2024 and December 31, 2023, respectively.

Deposits

Total deposits as of September 30, 2024 were $3.99 billion, an increase of $191.3 million, or 5.0%, compared to $3.80 billion as of December 31, 2023. Noninterest-bearing deposits as of September 30, 2024 were $489.8 million, an increase of $30.3 million, or 6.6%, compared to $459.6 million as of December 31, 2023. Total interest-bearing account balances as of September 30, 2024 were $3.50 billion, an increase of $161.0 million, or 4.8%, from $3.34 billion as of December 31, 2023.

The components of deposits as of the dates shown below were as follows:

	As of September 30, 2024		As of December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$2,804,439	80.0%	$2,842,668	85.0%
Savings	31,026	0.9%	24,998	0.7%
Time deposits $100,000 and over	650,616	18.6%	459,688	13.8%
Time deposits less than $100,000	18,535	0.5%	16,241	0.5%
Total interest-bearing deposits	$3,504,616	87.7%	$3,343,595	87.9%
Noninterest-bearing demand deposits	$489,822	12.3%	$459,553	12.1%
Total deposits	$3,994,438	100.0%	$3,803,148	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2024
Three months or less	$184,713
Over three months through six months	105,863
Over six months through twelve months	123,188
Over twelve months	45,432
$459,196

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Nine Months Ended		Year Ended
	September 30, 2024		December 31, 2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$452,411	—	$473,558	—
Interest-bearing demand deposits	2,841,351	4.72%	2,332,972	4.14%
Savings	36,971	2.34%	29,282	0.51%
Time deposits	502,468	4.93%	423,351	4.30%
Total interest-bearing deposits	3,380,790	4.72%	2,785,605	4.13%
Total deposits	$3,833,201	4.16%	$3,259,163	3.53%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2024 was 11.8% and for the year ended December 31, 2023 was 14.5%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of September 30, 2024	As of December 31, 2023
FHLB advances	$—	$—
Line of Credit - Senior Debt	31,875	38,875
Note Payable - Subordinated Debt	80,708	80,553
Total borrowings	$112,583	$119,428

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of September 30, 2024 and December 31, 2023, borrowing capacity available under this arrangement was $560.4 million and $565.1 million, respectively. We had no FHLB advances outstanding at September 30, 2024 or December 31, 2023. Our cost of FHLB advances was 5.25% and 5.43% for the nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively. In addition, letters of credit with the FHLB in the amount of $514.9 million and $463.1 million were outstanding at September 30, 2024 and December 31, 2023, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from October 2024 through October 2025.

Line of Credit - Senior Debt. The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At September 30, 2024 and December 31, 2023, the outstanding balance was $31.9 million and $38.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. At September 30, 2024 and December 31, 2023, the Company had $82.3 million in outstanding principal and $1.6 million and $1.7 million, respectively, in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.66% and 6.69% for the nine months ended September 30, 2024 and 2023, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. In June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody (“BIC”) arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. At September 30, 2024 and December 31, 2023, total borrowing capacity under this arrangement was $1.4 billion and $1.2 billion, respectively. There were no advances outstanding at September 30, 2024 or December 31, 2023.

Federal Funds Lines of Credit. At September 30, 2024 and December 31, 2023, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at September 30, 2024 or December 31, 2023.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the nine months ended September 30, 2024 and for the year ended December 31, 2023, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At September 30, 2024, the Company had borrowing capacity available under FHLB advances of $560.4 million, line of credit - senior debt of $23.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.4 billion, and federal funds lines of credit of $36.5 million. At December 31, 2023, the Company had borrowing capacity under FHLB advances of $565.1 million, line of credit - senior debt of $11.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.2 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $4.45 billion for the nine months ended September 30, 2024 and $3.90 billion for the year ended December 31, 2023.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	10.2%	12.2%
Interest-bearing	76.0%	71.5%
FHLB advances	—	2.0%
Note payable and line of credit	2.7%	2.9%
Other liabilities	1.4%	1.2%
Shareholders’ equity	9.7%	10.2%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	83.1%	85.5%
Securities	6.0%	5.0%
Federal funds sold and other interest-earning assets	6.5%	4.7%
Other noninterest-earning assets	4.4%	4.8%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	11.8%	14.5%
Average total loans to average deposits	97.5%	103.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of September 30, 2024, we had $1.44 billion in outstanding commitments to extend credit and $21.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $1.35 billion in outstanding commitments to extend credit and $26.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2024 and December 31, 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of September 30, 2024, we had cash and cash equivalents of $270.5 million, compared to $411.8 million as of December 31, 2023.

Capital Resources

Total shareholders’ equity increased to $450.4 million as of September 30, 2024, compared to $412.0 million as of December 31, 2023, an increase of $38.6 million, or 9.4%. This increase was primarily the result of the $33.9 million in net income and $6.9 million of other comprehensive income on securities and derivatives for the nine months ended September 30, 2024, offset by the $3.6 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of September 30, 2024 and December 31, 2023, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum To Be
	September 30, 2024	December 31, 2023	Requirement	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.53%	9.23%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.38%	8.06%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.93%	9.70%	8.50%	N/A
Total capital (to risk weighted assets)	12.80%	12.66%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.95%	11.91%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.45%	12.52%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.45%	12.52%	8.50%	8.00%
Total capital (to risk weighted assets)	13.42%	13.49%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

During September 2024 and as part of our hedging strategy, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $100 million. The facility is scheduled to mature on September 4, 2029. The instrument is designated as a cash flow hedge and changes in fair value are recognized in other comprehensive income.

During December 2023, we entered into two five-year pay-fixed interest rate swap agreements with notional amounts of $100 million each. The facilities, which were scheduled to mature on December 6, 2028 and December 21, 2028, were discontinued on April 10, 2024, and a combined gain of $5.4 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contracts.

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

For the nine months ended September 30, 2024 and 2023, approximately $2.0 million and $1.2 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended September 30, 2024 and 2023, approximately $756,000 and $450,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2024, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At September 30, 2024, our derivative assets and liabilities totaled $5.8 million and $6.9 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	3.20%	(2.23)%	(0.35)%	(5.91)%
+ 200	2.30%	(0.51)%	(0.23)%	(3.39)%
+ 100	1.31%	0.29%	(0.09)%	(1.35)%
Base	—	—	—	—
-100	(1.54)%	(1.71)%	0.05%	0.35%
-200	(3.24)%	(4.56)%	(0.04)%	(0.13)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchases of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	—
August 1, 2024 - August 31, 2024	389	$22.46	—	—
September 1, 2024 - September 30, 2024	122	$25.67	—	—

(a) Represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Third Coast Bancshares, Inc.

Date: November 5, 2024	By:	/s/ Bart O. Caraway
Bart O. Caraway
Founder, Chairman, President and Chief Executive Officer

Date: November 5, 2024	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer