Form 10-K
period 2024-12-31
Third Coast Bancshares, Inc.
filed 2025-03-05
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the registrant's common stock and non-voting common stock held by non-affiliates was approximately $270.0 million.

As of February 28, 2025, the number of shares of registrant’s common stock outstanding was 13,788,945 and there were no shares of registrant's non-voting common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Notice about Information in this Annual Report

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” “ourselves,” “the Company,” “Third Coast,” and “TCBX” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries. All references to “Third Coast Bank”, “the Bank”, or “our Bank” refer to Third Coast Bank, a Texas banking association and our wholly owned bank subsidiary. All references to “TCCC” and “Third Coast Commercial Capital” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

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

PART I

Item 1. Business.

General

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate eighteen branches in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets, and one branch in Detroit, Texas. We have experienced significant organic growth since commencing banking operations in 2008 as well as growth through our 2020 merger with Heritage Bancorp, Inc. As of December 31, 2024, we had, on a consolidated basis, total assets of $4.94 billion, total loans of $3.97 billion, total deposits of $4.31 billion and total shareholders' equity of $460.7 million.

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the Texas Department of Banking (“TDB”) is the Bank’s primary state regulator. The Bank remains as a member of the Federal Reserve system, and the Federal Reserve is the Bank’s primary federal regulator. The Federal Reserve also continues to be the Company’s primary federal regulator.

Market Area

We currently operate primarily in three distinct but complementary metropolitan markets, the Greater Houston market, the Dallas-Fort Worth market, and the Austin-San Antonio market. We have ten branches in the Greater Houston market, including eight branches located in the Houston – The Woodlands – Sugar Land, Texas Metropolitan Statistical Area (“MSA”) and two branches in the neighboring Beaumont MSA. We have three branches in the Dallas-Fort Worth market, with one location in the North Dallas area, one in Plano, and one in Fort Worth. We also have five branches in the Austin-San Antonio market, with one location in Austin, one in Georgetown, one in La Vernia, one in Nixon, and one in San Antonio. In addition, we have one branch in Detroit, Texas, located approximately 120 miles northeast of Dallas, Texas. We believe our footprint positions us for continued growth in and around the markets we serve.

Competition

The banking business is highly competitive, and our profitability depends upon our ability to compete with other banks and non-bank financial institutions located in each of our markets for lending opportunities, deposit funds, bankers and acquisition candidates. We compete with other commercial banks, savings banks, savings and loan associations, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, asset-based non-bank lenders, insurance companies and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than we can. Many of the banks and other financial institutions with which we compete have significantly greater financial resources, marketing capability and name recognition than us and operate on a local, statewide, regional or nationwide basis.

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

Lending Activities

Lending limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s Tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2024, our legal lending limit was $136.2 million, and our largest relationship was $67.0 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Investments

As of December 31, 2024, our investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities, agency collateralized mortgage obligations, and corporate bonds classified as available for sale. In the future, we may invest in, among other things, U.S. Treasury bills and notes, as well as in securities of federally sponsored agencies, such as Federal Home Loan Bank (“FHLB”) bonds. We may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, and tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Bank’s Asset Liability and Investment Committee (“ALCO”) reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to our internal policy set by our board of directors.

Borrowings

To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas, a holding company line of credit with a third-party lender, and subordinated notes issued to certain qualified institutional buyers and institutional accredited investors. At December 31, 2024, we had no FHLB advances, borrowings under the line of credit totaled $30.9 million, or 0.7% of total liabilities, and subordinated notes totaled $80.8 million, or 1.8% of total liabilities. At December 31, 2024, we had $24.1 million available to be drawn on the line of credit with a third-party lender.

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

Our risk mitigation techniques include weekly Officers’ Loan Committee and Directors’ Loan Committee meetings where loan approvals and pricing are reviewed and discussed for relationships under $10 million and $10 million and over, respectively. In addition, the Bank’s board of directors reviews the allowance for credit losses methodology and level, loan concentrations, and portfolio composition reports on a quarterly basis. The Special Assets Committee also meets monthly to discuss criticized assets and set action plans for those borrowers who display deteriorating financial condition, to monitor those relationships and to implement corrective measures on a timely basis to minimize losses. We also perform an annual stress test on our loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions.

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

General

We are extensively regulated under U.S. federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the TDB, the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (the “IRS”), and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities and anti-money laundering (“AML”) laws enforced by the U.S. Department of the Treasury (the “Treasury”) also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the TDB is the Bank’s primary state regulator. The Bank remains as a member of the Federal Reserve System, and the Federal Reserve is the Bank’s primary federal regulator. The Federal Reserve also continues to be the Company’s primary federal regulator.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of depositors, customers and the Deposit Insurance Fund (the “DIF”), rather than for shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

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

Financial Services Industry Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposed significant regulatory and compliance requirements, including the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was enacted. The EGRRCPA repealed or modified several provisions of the Dodd-Frank Act and included a number of burden reduction measures for community banks, including, among other things: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and providing that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high-volatility commercial real estate (“HVCRE”), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) directing the Federal Reserve to raise the asset threshold under the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement from $1 billion to $3 billion.

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

The Basel III Capital Rules require the Bank to comply with four minimum capital standards: (1) a tier 1 capital to total consolidated assets ratio of at least 4.0%; (2) a common equity tier 1 (“CET1”) capital to risk-weighted assets ratio of at least 4.5%; (3) a tier 1 capital to risk-weighted assets ratio of at least 6.0%; and (4) a total capital to risk-weighted assets ratio of at least 8.0%. CET1 capital is generally comprised of common shareholders’ equity and retained earnings. Tier 1 capital is generally comprised of CET1 capital and “additional tier 1 capital,” which generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes tier 1 capital (CET1 capital plus additional tier 1 capital) and tier 2 capital. Tier 2 capital is generally comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in tier 2 capital is the allowance limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). We determined to opt-out of this requirement. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

As of December 31, 2024, the Company's and the Bank’s capital ratios exceeded the minimum capital ratio requirements under the Basel III Capital Rules.

On September 17, 2019, the FDIC finalized a rule that provides certain banking organizations with the option to elect out of complying with the Basel III Capital Rules. Under the rule, a qualifying community banking organization (“QCBO”) would be eligible to elect the community bank leverage ratio (“CBLR”) framework. A QCBO is defined as a banking organization that is not an advanced approaches banking organization and that has:

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

As of December 31, 2024, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

The Company

General. As a registered bank holding company, the Company is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require.

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

If the Company should elect to become a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that the Federal Reserve believed to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, had not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

The Bank

General. The Bank is a Texas banking association and state member bank of the Federal Reserve. The Bank is regulated by the TDB and the Federal Reserve. As such, the Bank is subject to examination, supervision and regulation by the TDB and the Federal Reserve. The TDB, which is the chartering authority for Texas banking associations, supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends and the establishment or closing of banking offices. The Federal Reserve, as the Bank’s primary federal regulator, also supervises and regulates the Bank’s operations and periodically examines the Bank’s operational safety and soundness and compliance with federal law. The TDB and the Federal Reserve have the power to enforce compliance with applicable banking statutes and regulations. Those regulations include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged on loans, and restrictions relating to investments and other activities of the Bank. In addition, the Bank’s deposit accounts are insured by the FDIC up to applicable limits. This gives the FDIC additional enforcement authority over the Bank, such as the ability to terminate the Bank’s deposit insurance under certain circumstances.

As a Texas banking association, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations, and to provide various other banking services for the benefit of the Bank’s clients. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws and consumer credit laws.

Under Texas law, a state bank may engage in those activities permissible for national banks domiciled in Texas. The TDB may permit a Texas state bank to engage in additional activities so long as the performance of the activity by the bank would not adversely affect the safety and soundness of the bank. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2024, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

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

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2024, the Bank paid $3.8 million in FDIC deposit insurance premiums.

Audits. For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion. The last of the remaining FICO bonds matured in September 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2024, the Bank paid no FICO assessments.

Examination Assessments. Texas banking associations are required to pay assessments to the TDB to fund its operations. During the year ended December 31, 2024, the Bank paid examination assessments to the TDB totaling $322,000.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. The prior approval of the Federal Reserve is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. The Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, the Bank could pay aggregate dividends of approximately $118.2 million to us, without obtaining affirmative governmental approvals, at December 31, 2024. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that the Bank maintain an adequate level of capital in accordance with federal laws and regulations and with guidelines promulgated from time to time by the federal banking agencies.

The present and future dividend policy of the Bank is subject to the discretion of its board of directors. In determining whether to pay dividends to the Company and, if made, the amount of the dividends, the board of directors of the Bank considers many of the same factors discussed above. The Bank cannot guarantee that it will have the financial ability to pay dividends to the Company, or if dividends are paid, that they will be sufficient for the Company to make distributions to shareholders. The Bank is not obligated to pay dividends. For the year-ended December 31, 2024, the Bank paid $20.0 million in dividends to the Company.

Transactions with Affiliates. The Bank is subject to sections 23A and 23B of the Federal Reserve Act (the “Affiliates Act”) and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between the Company, the Bank and any non-bank subsidiaries will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other non-banking affiliate are limited, individually, to 10% of the Bank’s capital and surplus, and such transactions are limited in the aggregate to 20% of the Bank’s capital and surplus. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Financial Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial activities or activities incidental thereto, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposed new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank, and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators.

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

Branching Authority. Deposit-taking banking offices of the Bank must be approved by the Federal Reserve and the TDB, which consider a number of factors including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Finally, the Company may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Interstate Deposit Restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), together with the Dodd-Frank Act, relaxed prior branching restrictions under federal law by permitting, subject to regulatory approval, banks to establish branches in states where the laws permit banks chartered in such states to establish branches.

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

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act substantially broadened the scope of United States AML laws and regulations by imposing significant compliance and due diligence obligations, created new crimes and penalties and expanded the extra territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships, must use enhanced due diligence procedures in their dealings with certain types of high risk customers and must implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the USA PATRIOT Act or its regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be in violation of these obligations.

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

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its AML program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, the Treasury Department's Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

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

The Company believes a strong culture and inclusive workforce is critical to its success. The Company is committed to attracting, retaining, and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. The Company is dedicated to creating an environment where its employees feel inspired to do their best work and where everyone feels valued and respected for their unique capabilities and where everyone is engaged in the Company's strategic vision of continued strong growth.

In 2024, the Company reinforced its dedication to employee engagement and fostering a sense of belonging by enhancing its cultural initiatives. This was achieved through the establishment of an Employee Engagement Council, guided by the Culture Counts framework. The council implemented a peer-to-peer recognition program, through online virtual badges, as well as various other programs, including a holiday kindness campaign, the volunteer captains’ network, and a Week of Inclusion & Belonging, which has featured guest speakers on inclusion, microlearning opportunities, and cultural potlucks at each location.

Additionally, the Company demonstrated its commitment to leadership and professional development with the launch of the Mentoring Circles Program. This initiative allowed multiple mentees to collaborate with a single mentor in a group setting, facilitating the exchange of ideas and collective growth.

As of December 31, 2024, the Company employed 369 employees.

AVAILABLE INFORMATION

The Company’s website address is www.thirdcoast.bank. The Company makes available free of charge on or through its website, under the investors tab, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report that the Company files with or furnishes to the SEC. The SEC maintains an internet site that contains reports, proxy statements and other information that the Company files with or furnishes to the SEC and these reports may be accessed at https://www.sec.gov.

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
•
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
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
•
The development and use of artificial intelligence presents risks and challenges that may adversely impact the Company’s business.

Risks Related to the Regulation of Our Industry

•
We operate in a highly regulated environment and the laws and regulations that govern us, or changes in them, or our failure to comply with them, could adversely affect us.
•
Our failure to comply with any supervisory actions to which we are or become subject as a result of any federal banking agency examination could adversely affect us.
•
Conversion to a Texas banking association subjects the Bank to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

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

As of December 31, 2024, our fifteen largest depositors (including related entities, but excluding brokered deposits) accounted for $1.61 billion in deposits, or approximately 37.3% of our total deposits. Further, our brokered deposit account balance was $607.1 million, or approximately 14.1% of our total deposits, as of December 31, 2024, and $264.1 million, or 6.1% of our total deposits, was through one brokered deposit relationship as of December 31, 2024.

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

Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity and debt securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB of Dallas. Our future growth will largely depend on our ability to grow and maintain our deposit base, which we may not be able to achieve. As of December 31, 2024, we had a loan to deposit ratio of 92.0%. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

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

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2024, our allowance for credit losses related to our loan portfolio totaled $40.3 million, which represents approximately 1.02% of our total loans. The allowance for credit losses on loans is calculated in accordance with ASC 326, and represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Our nonperforming assets include nonperforming loans and assets acquired through foreclosure. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties and performing under the new terms. Loans are generally placed on nonaccrual status if any of the following events occur: (a) the classification of a loan as nonaccrual internally or by regulatory examiners; (b) delinquency on principal for 90 days or more unless we are in the process of collection; (c) a balance remains after repossession of collateral; (d) notification of bankruptcy; or (e) we determine that nonaccrual status is appropriate. At December 31, 2024, we had $28.8 million of nonperforming assets, or 0.58% of total assets.

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

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on other real estate owned (“OREO”) or on nonperforming loans, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings, and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could have a material effect on our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. We may not experience future increases in the value of nonperforming assets.

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

As of December 31, 2024, commercial and industrial loans represented approximately $1.50 billion, or 37.8%, of our gross loans. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate; thus exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions or adverse weather events in the markets in which our commercial and industrial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction and development loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2024, approximately $1.10 billion, or 27.7%, of our gross loans were nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $871.4 million, or 22.0%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. Owner-occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, approximately $2.34 billion, or 59.1%, of our gross loans were loans with real estate as a primary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including hurricanes and flooding, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31, 2024, our ten largest loan relationships (including related entities) totaled approximately $371.1 million in loans, or 9.4% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2024, we held $862,000 of OREO or repossessed property and equipment.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, and consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2024, we held $862,000 of OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While Texas foreclosure laws have historically been favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that Texas will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such cost barriers could have a material adverse effect on our business, financial condition and results of operation.

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

As of December 31, 2024, SBA 7(a) loans totaled $58.3 million and comprised 1.5% of our loan portfolio. SBA lending programs typically guarantee 75% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

Our commercial finance clients, particularly with respect to our commercial finance and asset-based lending product lines, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

A significant portion of our loan portfolio consists of commercial finance products. Some of these commercial finance products, particularly asset-based loans and our factored receivables (which totaled $36.8 million, or 1.0% of loans, as of December 31, 2024), arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for more traditional bank financing options. We attempt to control for the additional credit risk in these relationships through credit management processes employed in connection with these transactions. However, if such controls are ineffective in controlling this additional risk or if we fail to follow the procedures we have established for managing this additional risk, we could be exposed to additional losses with respect to such product lines that could have an adverse effect on our business, financial condition and results of operations.

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

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing and the Comprehensive Capital Analysis and Review submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future.

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

We have pledged all of the stock of the Bank as collateral for our senior debt - line of credit. As of December 31, 2024, the line of credit had an outstanding balance of approximately $30.9 million. If we were to default, the lender could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. As of December 31, 2024, approximately $3.73 billion, or 86.6%, of our total deposits were noninterest-bearing deposits, negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit accounts, NOW and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

As of December 31, 2024, the $579.4 million remaining balance of deposits consisted of certificates of deposit, of which $478.6 million, or 11.1% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2024, we had $1.58 billion in unfunded credit commitments and standby letters of credit to our clients. Actual borrowing needs of our clients may exceed our expectations, especially in a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Operations—A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.”

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

The Company and the Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. The Bank’s level of uninsured customer deposits as a percentage of non-brokered deposits was 36.5% at December 31, 2024.

Risks Related to the Economy and Our Industry

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose in 2022 at levels not seen for over 40 years, and inflationary pressures continued in 2023 and 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Sustained high inflation could result in market volatility and higher interest rates.

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

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

The Trump Administration, during its first term from 2017 to 2021, imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that our customers import or export. President Trump again has signaled that his new Administration will impose tariffs and retaliatory tariffs against U.S. trading partners. During his election campaign, President Trump indicated that he would impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blanket tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, President Trump issued an Executive Order imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue.

The above and other potential tariffs and trade restrictions may cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

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

While we invest a significant majority of our total assets in loans and currently invest a small portion of our total assets in investment securities, we may in the future invest a larger portion of our assets in investment securities with the objective of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2024, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

The development and use of artificial intelligence presents risks and challenges that may adversely impact the Company’s business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate artificial intelligence (“AI”) technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular opinions. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

As part of the bank regulatory process, the TDB and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, one of these banking agencies were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that our Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Basel III established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization fails to exceed its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. As of December 31, 2024, we met all of these requirements, including the full capital conservation buffer.

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

Conversion to a Texas banking association subjects the Bank to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the TDB is the Bank’s primary state regulator, and the Bank is subject to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. In recent years there has been an increase in the frequency of enforcement actions brought by federal banking regulators, such as the CFPB, dealing with consumer compliance matters such as indirect auto lending, fair lending, account fees, loan servicing and other products and services provided to customers. The ongoing broad rulemaking and enforcement powers of the CFPB have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

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

OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. We are responsible for, among other things, blocking accounts of, and transactions with, such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Through our Company and the Bank, and our agents and employees, we are subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it may operate. The Company has implemented policies, procedures, and internal controls that are designed to comply with economic and trade sanctions or with applicable anti-corruption laws, including the FCPA. Failure to comply with economic and trade sanctions or with applicable anti-corruption laws, including the FCPA, could have serious legal and reputational consequences for us.

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

Actual or anticipated issuances or sales of substantial amounts of our common stock could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Our first amended and restated certificate of formation, as amended (our “certificate of formation”), authorizes us to issue up to 50,000,000 shares of our common stock and 3,500,000 shares of non-voting common stock. Subject to certain limitations set forth in our certificate of formation, holders of our non-voting common stock are permitted to convert, or upon our written request shall convert, each of their shares of non-voting common stock into one share of common stock, and each share of non-voting common stock will automatically convert into one share of common stock under certain circumstances described in our certificate of formation. In addition, subject to certain limitations set forth in our certificate of formation, our Series A Convertible Non-Cumulative Preferred Stock (“Series A Preferred Stock”) is convertible into common stock and non-voting common stock at a rate equal to its liquidation preference of $1,000 per share divided by the conversion price of $22.50, and holders of our Series B Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) are permitted to convert, or upon our written request shall convert, each of their shares of Series B Preferred Stock into 44.44 shares of common stock, and each share of Series B Preferred Stock will automatically convert into 44.44 shares of common stock under certain circumstances described in our certificate of formation. In general, all shares of our common stock outstanding are freely tradable, except that certain shares owned by our “affiliates” (as that term is defined in Rule 144 under the Securities Act) may be resold only in compliance with certain limitations. We filed a registration statement on Form S-8 under the Securities Act in December 2021 to register an aggregate of approximately 1,437,624 shares of common stock issued or reserved for issuance under our equity incentive plans. We may issue all of these shares without any action or approval by our shareholders, and these shares, once issued (including upon exercise of outstanding options), will be available for sale into the public market, subject to the restrictions described above, if applicable, for affiliate holders.

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

As of December 31, 2024, our directors and executive officers beneficially owned an aggregate of 1,452,063 shares, or approximately 10.24%, of our common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We may incur additional debt or issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

At December 31, 2024, we had $80.8 million of subordinated debentures and $30.9 million outstanding on the line of credit senior debt. In addition, at December 31, 2024, we had 69,400 shares of Series A Preferred Stock outstanding. In the future, we may increase our capital resources by incurring additional borrowings or making offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of formation authorizes us to issue up to 1,000,000 shares of one or more series of preferred stock, and at December 31, 2024, we had 69,400 shares of Series A Preferred Stock outstanding. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

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
•

require any shareholder derivative suit or shareholder claim against an officer or director of breach of fiduciary duty or violation of the Texas Business Organizations Code (the “TBOC”), certificate of formation, or bylaws to be brought in Harris County in the State of Texas, subject to certain exceptions as described below;

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

In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control. Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHCA and the Change in Bank Control Act. These laws could delay or prevent an acquisition.

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

The program is based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). The NIST CSF framework provides the basis to evaluate our program for completeness and helps to ensure that the various components of the program are at a level that reduces cybersecurity risk to levels within the Company’s risk appetite, considering the current threat and regulatory environment. Key components of the cybersecurity program include:

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
•
A third-party risk management program designed to ensure that our key vendors meet our expectations on cybersecurity. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls and monitoring vendors' compliance with our cybersecurity requirements.

The Company engages reputable third parties to conduct various risk assessments on a regular basis, including but not limited to maturity assessments and various security system testing. Following a defense-in-depth strategy, the Company leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage the identified risks.

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

Management Oversight

Our CISO is accountable for managing our enterprise information security department and overseeing our information security program. The CISO reports directly to the Chief Risk Officer. The CISO’s responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to senior leadership and the Risk Committee and/or Board in a timely manner. The CISO has over 20 years of experience in cybersecurity across the U.S Government, Department of Defense contracting, and financial services industry. Prior to joining the Company, the CISO served as the Deputy CISO for a major domestic financial services institution.

Item 2. Properties.

Our principal offices and headquarters are located at 20202 Highway 59 North, Suite 190, Humble, Texas 77338. All of our branches are located in Texas. We own our headquarters and our branch locations in Detroit, Kingwood, La Vernia, Lake Jackson, Nixon, and Pearland, and we lease the remaining locations. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future. The following table sets forth a list of our branches as of the date of this Annual Report on Form 10-K.

Location	Address	Owned/Leased
Austin	1508 W 5th Street, Suite 100, Austin, Texas 78703	Leased
Beaumont	3650 North Major Dr, Suite D, Beaumont, Texas 77713	Leased
Conroe	1336 League Line Road, Suite 100, Conroe, Texas 77304	Leased
Dallas	8235 Douglas Avenue, Suite 100, Dallas, Texas 75225	Leased
Detroit	12038 US Highway 82 West, Detroit, Texas 75436	Owned
Fort Worth	1400 W 7th Street, Suite 100, Fort Worth, Texas 76102	Leased
Georgetown	200 E 8th Street, Suite 102, Georgetown, Texas 78626	Leased
Houston - Galleria	1800 West Loop South, Suite 100, Houston, Texas 77027	Leased
Houston - Memorial City	800 Gessner, Suite 250, Houston, Texas 77024	Leased
Humble	20202 Highway 59 North, Humble, Texas 77338	Owned
Kingwood	1910 W Lake Houston Pkwy, Kingwood, Texas 77339	Owned
La Vernia	13809 West Highway 87, La Vernia, Texas 78121	Owned
Lake Jackson	85 Oak Drive, Lake Jackson, Texas 77566	Owned
Nixon	200 North Nixon Avenue, Nixon, Texas 78140	Owned
Pearland	1850 Pearland Parkway, Pearland, Texas, 77581	Owned
Plano	5000 Legacy, Suite 120, Plano, Texas 75024	Leased
Port Arthur - Mid County	2901 Turtle Creek Drive, Suite 115, Port Arthur, Texas 77642	Leased
San Antonio	420 Broadway, Suite 2101, San Antonio, Texas 78205	Leased
The Woodlands	9709 Lakeside Boulevard, Suite 117, The Woodlands, Texas 77381	Leased

In addition, we lease non-branch offices in Beaumont, Copperfield, and Fort Worth, Texas.

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

Holders of Record

As of February 28, 2025, there were approximately 381 holders of record of the Company's common stock and no holders of record of the Company's non-voting common stock. Additionally, a greater number of holders of the Company's common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III—Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our common stock during the three months ended December 31, 2024:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	604	$25.80	—	—
November 1, 2024 - November 30, 2024	—	$—	—	—
December 1, 2024 - December 31, 2024	—	$—	—	—

(a) Represents shares of common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on November 9, 2021 (the end of the first day of trading of TCBX common stock on the Nasdaq Global Select Market) and the last trading date of each year from 2021 to 2024, with the cumulative total return of the Russell 2000 Index (RUT) and the NASDAQ Bank Index (IXBK) for the same periods. Cumulative total return is computed by dividing the difference between the Company's share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 9, 2021, in the Company’s common stock and each of the indices. Historical stock price performance for the Company’s common stock is not necessarily indicative of future stock performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

	11/9/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Third Coast Bancshares, Inc.	$100.00	$103.88	$73.69	$79.45	$135.75
NASDAQ Bank	$100.00	$96.48	$78.76	$73.51	$85.81
Russell 2000	$100.00	$92.50	$72.56	$83.51	$91.88

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K (this “Form 10-K”). Unless we state otherwise or the context otherwise requires, references in this Form 10-K to “we,” “our,” “us,” and the “Company” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries, references in this Form 10-K to the “Bank” refer to Third Coast Bank, a Texas banking association and our wholly owned bank subsidiary, and references in this Form 10-K to “TCCC” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

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

Overview

We are a bank holding company headquartered in Humble, Texas and operated through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small- and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate nineteen branches, with ten branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, five branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of December 31, 2024, we had, on a consolidated basis, total assets of $4.94 billion, total loans of $3.97 billion, total deposits of $4.31 billion and total shareholders’ equity of $460.7 million.

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

Registration of Securities Issued in Private Placement

The Company filed a Registration Statement on Form S-3 with the SEC on September 25, 2024 registering the resale from time to time by the securityholders named therein of the shares of Series A Preferred Stock and warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Preferred Stock or non-voting common stock of the Company) (the “Preferred Warrants”)), issued to such securityholders in the private placement completed on September 30, 2022 and the securities issuable upon conversion of shares of Series A Preferred Stock, Series B Preferred Stock or non-voting common stock, or upon exercise of the Preferred Warrants. The Registration Statement was declared effective by the SEC on October 4, 2024.

Conversion to State Bank

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the TDB is the Bank’s primary state regulator. The Bank remains as a member of the Federal Reserve System, and the Federal Reserve is the Bank’s primary federal regulator. The Federal Reserve also continues to be the Company’s primary federal regulator.

Results of Operations

This section provides a comparative discussion of the Company’s results of operations for the two-year period ended December 31, 2024, unless otherwise specified. See “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of 2023 versus 2022 results.

Our results of operations depend substantially on net interest income and noninterest income. Other factors contributing to our results of operations include our level of our noninterest expenses, such as salaries and employee benefits, occupancy and equipment and other miscellaneous operating expenses. See the analysis of the material fluctuations in the related discussions that follow.

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2023	2022	Increase (Decrease)
Interest income	$328,356	$266,544	$61,812	23.2%	$266,544	$153,946	$112,598	73.1%
Interest expense	167,598	127,019	40,579	31.9%	127,019	37,492	89,527	238.8%
Net interest income	160,758	139,525	21,233	15.2%	139,525	116,454	23,071	19.8%
Provision for credit losses	5,701	6,320	(619)	(9.8)%	6,320	12,200	(5,880)	(48.2)%
Noninterest income	10,621	8,205	2,416	29.4%	8,205	7,223	982	13.6%
Noninterest expense	104,327	99,798	4,529	4.5%	99,798	88,309	11,489	13.0%
Income before income taxes	61,351	41,612	19,739	47.4%	41,612	23,168	18,444	79.6%
Income tax expense	13,680	8,211	5,469	66.6%	8,211	4,509	3,702	82.1%
Net income	$47,671	$33,401	$14,270	42.7%	$33,401	$18,659	$14,742	79.0%

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

Year ended December 31, 2024 vs. Year ended December 31, 2023

Net interest income increased $21.2 million, or 15.2%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increased interest income from loan growth and increased yields on loans offset by an increase in interest expense resulting from interest-bearing deposit growth and increased rates paid on interest-bearing deposits. Average loans were $3.79 billion for the year ended December 31, 2024, compared to $3.37 billion for the year ended December 31, 2023 with the increase primarily due to loan growth in commercial and industrial loans and construction and development real estate loans. Average yield on loans was 7.80% for the year ended December 31, 2024, compared to 7.39% for the year ended December 31, 2023. Interest expense related to interest bearing deposit accounts was $159.7 million and $115.0 million for the years ended December 31, 2024 and 2023, respectively. Average interest-bearing deposits were $3.46 billion for the year ended December 31, 2024, compared to $2.79 billion for the year ended December 31, 2023. The average cost of interest-bearing deposits was 4.62% for the year ended December 31, 2024 and 4.13% for the year ended December 31, 2023. For the year ended December 31, 2024, net interest margin and net interest spread were 3.67% and 2.81%, respectively, compared to 3.73% and 2.86%, respectively, for the year ended December 31, 2023.

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

	For the Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$3,786,776	$295,259	7.80%	$3,366,180	$248,911	7.39%	$2,694,428	$146,425	5.43%
Investment securities	286,039	17,055	5.96%	197,286	8,313	4.21%	129,507	3,925	3.03%
Federal funds sold and other interest- earning assets	312,590	16,042	5.13%	181,782	9,320	5.13%	223,781	3,596	1.61%
Total interest-earning assets	4,385,405	328,356	7.49%	3,745,248	266,544	7.12%	3,047,716	153,946	5.05%
Less allowance for credit losses	(38,500)			(36,750)			(25,600)
Total interest-earning assets, net of allowance	4,346,905			3,708,498			3,022,116
Noninterest-earning assets	194,775			188,514			178,135
Total assets	$4,541,680			$3,897,012			$3,200,251
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,459,151	$159,748	4.62%	$2,785,605	$115,044	4.13%	$2,377,079	$30,696	1.29%
Notes payable	116,222	7,617	6.55%	113,552	7,657	6.74%	77,317	4,605	5.96%
FHLB advances	4,438	233	5.25%	79,546	4,318	5.43%	81,083	2,191	2.70%
Total interest-bearing liabilities	3,579,811	167,598	4.68%	2,978,703	127,019	4.26%	2,535,479	37,492	1.48%
Noninterest-bearing deposits	460,537			473,558			313,972
Other liabilities	61,148			47,527			27,115
Total liabilities	4,101,496			3,499,788			2,876,566
Shareholders’ equity, including ESOP owned shares	440,184			397,224			323,685
Total liabilities and shareholders’ equity	$4,541,680			$3,897,012			$3,200,251
Net interest income		$160,758			$139,525			$116,454
Net interest spread(1)			2.81%			2.86%			3.57%
Net interest margin(2)			3.67%			3.73%			3.82%
(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $16.5 million, $15.5 million, and $14.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

	For the Year Ended December 31, 2024 compared to 2023			For the Year Ended December 31, 2023 compared to 2022
	Increase (Decrease) Due to Changes In		Total Increase	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$31,101	$15,247	$46,348	$36,505	$65,981	$102,486
Investment securities	3,740	5,002	8,742	2,054	2,334	4,388
Federal funds sold and other interest-earning assets	6,707	15	6,722	(675)	6,399	5,724
Total increase in interest income	$41,548	$20,264	$61,812	$37,884	$74,714	$112,598
Interest-bearing liabilities:
Interest-bearing deposits	$27,817	$16,887	$44,704	$5,275	$79,073	$84,348
Notes payable	180	(220)	(40)	2,158	894	3,052
FHLB advances	(4,077)	(8)	(4,085)	(42)	2,169	2,127
Total increase in interest expense	$23,920	$16,659	$40,579	$7,391	$82,136	$89,527
Increase (decrease) in net interest income	$17,628	$3,605	$21,233	$30,493	$(7,422)	$23,071

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

The provision for credit losses for the year ended December 31, 2024 was $5.7 million, compared to $6.3 million for the year ended December 31, 2023. The provision for credit losses for the year ended December 31, 2024 related primarily to provisioning for new loans and commitments. No provision for credit losses for securities was recorded for the year ended December 31, 2024.

As of December 31, 2024, the allowance for credit losses for loans totaled $40.3 million, or 1.02% of total loans, compared to $37.0 million, or 1.02% of total loans, as of December 31, 2023. At December 31, 2024 and 2023, the allowance for credit losses for unfunded loan commitments was $1.4 million and $2.4 million, respectively. No allowance for credit losses for securities was recorded as of December 31, 2024 and 2023.

See the sections captioned “Allowance for Credit Losses” and “Securities” elsewhere in this discussion for additional information regarding the provision for credit losses related to loans, off-balance sheet credit exposures and securities.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees, earnings from bank-owned life insurance (“BOLI”), gains from the sale of securities and SBA loans, derivative fees, and our investment in the Small Business Investment Company.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2023	2022	Increase
Noninterest Income:
Service charges and fees	$6,935	$3,233	$3,702	114.5%	$3,233	$2,714	$519	19.1%
Earnings on bank-owned life insurance	2,480	2,101	379	18.0%	2,101	1,312	789	60.1%
(Loss) gain on sale of investment securities available-for-sale	(4)	482	(486)	(100.8)%	482	—	482	100.0%
Gain on sale of SBA loans	30	440	(410)	(93.2)%	440	950	(510)	(53.7)%
Derivative fees	437	763	(326)	(42.7)%	763	1,259	(496)	(39.4)%
Other	743	1,186	(443)	(37.4)%	1,186	988	198	20.0%
Total noninterest income	$10,621	$8,205	$2,416	29.4%	$8,205	$7,223	$982	13.6%

Year ended December 31, 2024 vs. Year ended December 31, 2023

The increase in noninterest income of $2.4 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to increases in service charges and fees and BOLI income, offset by decreases in gains recognized on the sale of the guaranteed portion of SBA loans, derivative related fee income, and advisory fee income. In addition, the Company recognized $4,000 in losses on the sales of investment securities during the year ended December 31, 2024, compared to gains of $482,000 recognized during the year ended December 31, 2023.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2024	2023	Increase (Decrease)		2023	2022	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$65,116	$62,217	$2,899	4.7%	$62,217	$56,510	$5,707	10.1%
Net occupancy and equipment expenses	12,712	11,285	1,427	12.6%	11,285	8,526	2,759	32.4%
Other:
Legal and professional fees	5,630	7,783	(2,153)	(27.7)%	7,783	6,987	796	11.4%
Data processing and network expenses	5,254	4,735	519	11.0%	4,735	3,947	788	20.0%
Regulatory assessments	4,430	2,598	1,832	70.5%	2,598	3,464	(866)	(25.0)%
Advertising and marketing expenses	1,707	2,627	(920)	(35.0)%	2,627	1,912	715	37.4%
Software purchases and maintenance	3,265	2,375	890	37.5%	2,375	1,012	1,363	134.7%
Loan operations	904	673	231	34.3%	673	988	(315)	(31.9)%
Telephone and communications	585	510	75	14.7%	510	496	14	2.8%
Loss on sale of other real estate owned	—	—	—	—	—	350	(350)	(100.0)%
Other expenses	4,724	4,995	(271)	(5.4)%	4,995	4,117	878	21.3%
Total noninterest expense	$104,327	$99,798	$4,529	4.5%	$99,798	$88,309	$11,489	13.0%

Year ended December 31, 2024 vs. Year ended December 31, 2023

The increase in noninterest expense of $4.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to increases in salaries and employee benefit expenses, increased expenses related to new branch locations, increases in regulatory assessments, and investment in new technology and software. The increase in noninterest expense was offset by a decrease in legal and professional fees and advertising and marketing expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $65.1 million for the year ended December 31, 2024, an increase of $2.9 million, or 4.7%, compared to $62.2 million for the same period in 2023. The increase was primarily due to annual wage increases and merit awards, offset by workforce reductions during 2024. For the year ended December 31, 2024, the average number of employees was 363, compared to an average number of employees of 370 for the year ended December 31, 2023.

Net occupancy and equipment expenses were $12.7 million and $11.3 million for the years ended December 31, 2024 and 2023, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation and software amortization totaling $5.7 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively. The increases were primarily due to costs associated with opening three branch locations during 2024.

Legal and professional fees were $5.6 million and $7.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease in these expenses was primarily related to decreased legal costs for corporate business, loan collections and new products and decreased professional fees for information technology consulting. Legal fees decreased $1.5 million and consulting fees decreased $332,000 for the year ended December 31, 2024 compared to December 31, 2023. The addition of in-house counsel and information technology specialists contributed to these decreases.

Regulatory assessment fees increased from $2.6 million for the year ended December 31, 2023 to $4.4 million for the year ended December 31, 2024. The increase was primarily due to our growth in total assets from $4.40 billion at December 31, 2023 to $4.94 billion at December 31, 2024 and changes in our assessment rate during the year.

The Company's software-related expenditures, including software purchases and maintenance, amounted to $3.3 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively. The increase in these expenses is attributed to our continued investment towards adopting new and advanced technology and software aimed at achieving greater efficiency in lending and deposit processes and management of risk.

Advertising and marketing expenses and other noninterest expenses decreased $1.2 million for the year ended December 31, 2024 compared to December 31, 2023. The decreases were primarily a result of the Company's expense reduction initiatives and decreases in ACH and deposit account related fraud losses.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income tax expense	$13,680	$8,211	$4,509
Effective tax rate	22.3%	19.7%	19.5%

Year ended December 31, 2024 vs. Year ended December 31, 2023

For the years ended December 31, 2024 and 2023, income tax expense totaled $13.7 million and $8.2 million, respectively. Our effective tax rates were at 22.3% and 19.7% for the years ended December 31, 2024 and 2023, respectively.

Financial Condition

Total assets were $4.94 billion as of December 31, 2024, compared to $4.40 billion as of December 31, 2023. The increase of $546.4 million, or 12.4%, was primarily due to organic loan growth and the increase in investment securities available-for-sale. The increases were primarily funded by the growth in demand deposits.

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

As of December 31, 2024, total loans were $3.97 billion, an increase of $327.6 million, or 9.0%, compared to $3.64 billion as of December 31, 2023. Commercial and industrial loans and construction and development real estate loans accounted for most of the loan growth for the year ended December 31, 2024. Total loans as a percentage of deposits were 92.0% and 95.7% as of December 31, 2024 and 2023, respectively. Total loans as a percentage of assets were 80.3% and 82.8% as of December 31, 2024 and 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$448,134	11.3%	$520,822	14.3%
Non-farm non-residential non-owner occupied	652,119	16.4%	586,626	16.1%
Residential	336,736	8.5%	342,589	9.4%
Construction, development and other	871,373	22.0%	693,553	19.1%
Farmland	30,915	0.8%	30,396	0.8%
Commercial and industrial	1,497,408	37.8%	1,263,077	34.7%
Consumer	1,859	0.0%	2,555	0.1%
Municipal and other	127,881	3.2%	199,170	5.5%
Total loans	$3,966,425	100.0%	$3,638,788	100.0%

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

Owner occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner occupied commercial real estate loans decreased $72.7 million, or 14.0%, to $448.1 million as of December 31, 2024 from $520.8 million as of December 31, 2023.

Non-owner occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner occupied commercial real estate loans increased $65.5 million, or 11.2%, to $652.1 million as of December 31, 2024 from $586.6 million as of December 31, 2023.

The decrease in owner occupied commercial real estate loans was due to payoffs during the year and the increase in non-owner occupied commercial real estate loans was due to the addition of several lenders and increased productivity of existing lenders in response to market demand.

The following table summarizes our commercial real estate loans by type of property securing the loans:

	As of December 31, 2024
(Dollars in thousands)	Amount	Average Loan Size	Percentage of Total
Commercial real estate loans by category:
Warehouse/Industrial	$333,423	$1,372	30.3%
Retail	138,355	1,572	12.6%
Office	131,224	994	11.9%
Mini Warehouse/Self Storage	97,165	2,626	8.8%
Healthcare Other	61,790	3,862	5.6%
Hotel/Motel	22,944	1,912	2.1%
Medical Office	49,699	2,367	4.5%
Restaurant / Bar	47,334	910	4.3%
Sports/Entertainment	43,400	2,170	4.0%
Convenience Store/Gas Station	32,573	1,206	3.0%
Other	142,346	1,062	12.9%
Total commercial real estate loans	$1,100,253	$1,407	100.0%

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is comprised of owner-occupied and investor owned loans secured by 1-4 family homes. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans decreased $5.9 million, or 1.7%, to $336.7 million as of December 31, 2024 from $342.6 million as of December 31, 2023.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in our Texas markets and are generally diverse in terms of type. Our builder finance group provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $177.8 million, or 25.6%, to $871.4 million as of December 31, 2024 from $693.6 million as of December 31, 2023 due primarily to the additional productivity from the builder finance group.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At December 31, 2024 and 2023, outstanding factored receivables were $36.8 million and $25.8 million, respectively.

Commercial and industrial loans increased $234.3 million, or 18.6%, to $1.50 billion as of December 31, 2024 from $1.26 billion as of December 31, 2023. The increase was primarily a result of increased productivity of existing lenders in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following table:

	As of December 31, 2024
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$73,074	$149,289	$166,267	$59,504	$448,134
Non-farm non-residential non-owner occupied	73,919	440,337	112,192	25,671	652,119
Residential	164,719	73,726	49,516	48,775	336,736
Construction, development and other	252,141	602,396	9,738	7,098	871,373
Farmland	8,239	17,276	4,242	1,158	30,915
Commercial and industrial	801,121	634,732	54,240	7,315	1,497,408
Consumer	435	1,312	112	—	1,859
Municipal and other	82,113	45,768	—	—	127,881
Total loans	$1,455,761	$1,964,836	$396,307	$149,521	$3,966,425
Amounts with fixed rates	$379,664	$481,593	$31,422	$9,304	$901,983
Amounts with floating rates	$1,076,097	$1,483,243	$364,885	$140,217	$3,064,442

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructure loans included in nonperforming assets as of December 31, 2024 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
(Dollars in thousands)	2024	2023
Nonaccrual loans(1)	$26,773	$16,649
Loans > 90 days and still accruing	1,173	670
Total nonperforming loans	$27,946	$17,319
Other real estate owned and repossessed assets	862	—
Total nonperforming assets	$28,808	$17,319
Ratio of nonaccrual loans to total loans	0.67%	0.46%
Ratio of nonperforming loans to total loans	0.70%	0.48%
Ratio of nonperforming loans to total assets	0.57%	0.39%
Ratio of nonperforming assets to total assets	0.58%	0.39%
Ratio of nonperforming loans to total loans plus OREO	0.70%	0.48%
Ratio of allowance for credit losses to nonaccrual loans	150.54%	222.37%
(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $28.8 million in nonperforming assets as of December 31, 2024, compared to $17.3 million as of December 31, 2023. As of December 31, 2024, the nonperforming assets to total assets was 0.58%, compared to 0.39% as of December 31, 2023.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2024	2023
Nonaccrual loans by category:
Real estate:
Commercial real estate
Non-farm non-residential owner occupied	$10,433	$1,211
Non-farm non-residential non-owner occupied	—	1,235
Residential	2,226	2,938
Construction, development and other	400	247
Commercial and industrial	13,714	11,018
Total nonaccrual loans	$26,773	$16,649

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2024
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development and other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial and industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
Gross loans	$3,907,370	$26,551	$31,694	$810	$3,966,425

	As of December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development and other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial and industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
Gross loans	$3,567,084	$47,344	$24,038	$322	$3,638,788

Allowance for Credit Losses on Loans

In accordance with ASC 326 which the Company adopted January 1, 2023, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on current expected credit losses. The amount of the allowance for credit losses represents management's best estimate of current expected credit losses on the Company's loans considering available information, from internal and external sources, relevant to assessing the exposure to credit loss over the contractual term of the loan. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. On January 1, 2023, we recorded an increase of $4.0 million to the allowance for credit losses for the cumulative effect of adopting ASC 326 for our loan portfolio. For additional information on adoption of ASC 326, see “—Critical Accounting Policies—Allowance for Credit Losses” below and “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Nature of Operations and Summary of Significant Accounting Policies” and “—Note 3—Loans and Allowance for Credit Losses.”

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

As of December 31, 2024, the allowance for credit losses on loans totaled $40.3 million, or 1.02% of total loans. As of December 31, 2023, the allowance for credit losses on loans totaled $37.0 million, or 1.02% of total loans. The increase in our allowance for credit losses on loans of $3.3 million, or 8.9%, was primarily due to the $6.7 million provision for credit losses on loans recorded for the year ended December 31, 2024, offset by net charge-offs of $3.4 million for the year ended December 31, 2024.

The following tables present as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For Year Ended December 31,
(Dollars in thousands)	2024	2023
Allowance for credit loss at beginning of period	$37,022	$30,351
Impact of ASC 326 adoption	—	4,000
Provision for credit loss on loans	6,675	3,908
Charge-offs:
Real estate:
Commercial real estate:
Non-farm non-residential non-owner occupied	(598)	—
Commercial and industrial	(3,651)	(1,824)
Consumer	—	(19)
Municipal and other	(67)	(20)
Total charge-offs	(4,316)	(1,863)
Recoveries:
Commercial and industrial	911	626
Consumer	1	—
Municipal and other	11	—
Total recoveries	923	626
Net charge-offs	(3,393)	(1,237)
Allowance for credit losses at end of period	$40,304	$37,022
Ratio of allowance for credit loss to total loans	1.02%	1.02%
Ratio of net charge-offs to average loans	0.09%	0.04%

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of December 31,
	2024		2023
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,015	11.3%	$4,311	14.3%
Non-farm non-residential non-owner occupied	4,460	16.4%	5,541	16.1%
Residential	2,014	8.5%	2,341	9.4%
Construction, development and other	14,728	22.0%	5,853	19.1%
Farmland	187	0.8%	244	0.8%
Commercial and industrial	15,370	37.8%	17,617	34.7%
Consumer	10	0.0%	14	0.1%
Municipal and other	520	3.2%	1,101	5.5%
	$40,304	100.0%	$37,022	100.0%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent

(severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of December 31, 2024.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31,
	2024		2023
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities available for sale:
U.S. government and agency securities	$17,548	$17,419	$4,017	$3,991
State and municipal securities	1,700	1,699	—	—
Mortgage-backed securities and collateralized mortgage obligations	238,440	238,603	77,703	78,533
Corporate bonds	128,409	126,304	100,371	95,563
	$386,097	$384,025	$182,091	$178,087

As of December 31, 2024, the carrying amount of the security portfolio was $384.0 million, compared to $178.1 million as of December 31, 2023, an increase of $205.9 million, or 115.6%. The increase relates primarily to net purchases of $4.24 billion in agencies, municipal securities, mortgage-back securities and corporate bonds offset by maturities, calls and paydowns of $4.04 billion for the year ended December 31, 2024. Investment securities represented 7.8% and 4.1% of total assets as of December 31, 2024 and 2023, respectively.

The mortgage-backed securities held include agency collateralized mortgage obligations, Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2024 and 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The amortized cost and estimated fair value of securities available for sale at December 31, 2024, by contractual maturity, are shown below:

	As of December 31, 2024
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,455	$9,410
Due from one year to five years	9,470	9,729
Due from five years to ten years	120,475	118,150
Over ten years	8,257	8,133
	147,657	145,422
Mortgage-backed securities and collateralized mortgage obligations	238,440	238,603
Total available for sale	$386,097	$384,025

The weighted average life of our investment portfolio was 4.79 years and 7.47 years as of December 31, 2024 and 2023, respectively.

Deposits

Total deposits as of December 31, 2024 were $4.31 billion, an increase of $507.4 million, or 13.3%, compared to $3.80 billion as of December 31, 2023. The increase was primarily due to growth in our national wholesale deposits through our core, fiduciary and institutional deposit programs, continued growth in our primary market areas, and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest-bearing deposits as of December 31, 2024 were $602.1 million, an increase of $142.5 million, or 31.0%, compared to $459.6 million as of December 31, 2023. Total interest-bearing account balances as of December 31, 2024 were $3.71 billion, an increase of $364.8 million, or 10.9%, from $3.34 billion as of December 31, 2023.

The components of deposits as of the dates shown below were as follows:

	As of December 31,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$602,082	14.0%	$459,553	12.1%
Interest-bearing deposits	3,101,147	71.9%	2,842,668	74.7%
Savings	27,843	0.7%	24,998	0.7%
Time deposits	579,426	13.4%	475,929	12.5%
Total deposits	$4,310,498	100.0%	$3,803,148	100.0%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

As of December 31,
(Dollars in thousands)	2024
Three months or less	$115,951
Over three months through six months	86,597
Over six months through twelve months	77,171
Over twelve months	93,231
Total	$372,950

The estimated amount of uninsured deposits at December 31, 2024 was $1.35 billion.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$460,537	—	$473,558	—
Interest-bearing demand deposits	2,876,218	4.60%	2,332,972	4.14%
Savings	34,743	2.16%	29,282	0.51%
Time deposits	548,190	4.89%	423,351	4.30%
Total interest-bearing deposits	3,459,151	4.62%	2,785,605	4.13%
Total deposits	$3,919,688	4.08%	$3,259,163	3.53%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2024 and 2023 was 11.7% and 14.5%, respectively.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

	As of December 31,
(Dollars in thousands)	2024	2023
FHLB borrowings	$—	$—
Line of Credit - Senior Debt	30,875	38,875
Note Payable - Subordinated Debt	80,759	80,553
Total borrowings	$111,634	$119,428

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of December 31, 2024 and 2023, total borrowing capacity available under this arrangement was $623.7 million and $565.1 million, respectively. The Company had no FHLB advances outstanding at December 31, 2024 and 2023. Our cost of FHLB advances was 5.25% for the year ended December 31, 2024 and 5.43% for the year ended December 31, 2023. In addition, letters of credit with the FHLB in the amount of $535.8 million and $463.1 million were outstanding at December 31, 2024 and 2023, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from January 2025 through October 2026 as of December 31, 2024.

Line of Credit - Senior Debt. The Company has a $55.0 million revolving line of credit facility which was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At December 31, 2024 and 2023, the outstanding balance was $30.9 million and $38.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of its 5.500% Fixed-to-Floating Rate Subordinated Notes due 2032. As of December 31, 2024, the outstanding balance was $80.8 million, net of $1.5 million in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7—FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-K.

Our cost of notes payable was 6.55% and 6.74% for the years ended December 31, 2024 and 2023, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. In June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of December 31, 2024 and 2023, total borrowing capacity under this arrangement was $1.5 billion and $1.2 billion, respectively. There were no advances outstanding at December 31, 2024 and 2023.

Federal Funds Lines of Credit. At December 31, 2024 and 2023, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at December 31, 2024 and 2023.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the year ended December 31, 2024 and 2023, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At December 31, 2024, the Company had borrowing capacity available under FHLB advances of $623.7 million, line of credit - senior debt of $24.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million. At December 31, 2023, the Company had borrowing capacity available under FHLB advances of $565.1 million, line of credit - senior debt of $11.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.2 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $4.54 billion for the year ended December 31, 2024 and $3.90 billion for the year ended December 31, 2023.

	For the Year Ended December 31,
	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	10.1%	12.2%
Interest-bearing	76.2%	71.5%
FHLB advances	0.1%	2.0%
Notes payable	2.6%	2.9%
Other liabilities	1.3%	1.2%
Shareholders’ equity, including ESOP-owned shares	9.7%	10.2%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	82.5%	85.5%
Securities (available for sale and held to maturity)	6.3%	5.0%
Federal funds sold and other interest-earning assets	6.9%	4.7%
Other noninterest-earning assets	4.3%	4.8%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	11.7%	14.5%
Average total loans to average deposits	96.6%	103.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of December 31, 2024, we had $1.57 billion in outstanding commitments to extend credit and $14.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $1.35 billion in outstanding commitments to extend credit and $26.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2024 and 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of December 31, 2024, we had cash and cash equivalents of $421.2 million, compared to $411.8 million as of December 31, 2023.

Capital Resources

Total shareholders’ equity increased to $460.7 million as of December 31, 2024, compared to $412.0 million as of December 31, 2023, an increase of $48.7 million, or 11.8%. This increase was primarily the result of the $47.7 million in net income and $3.6 million, net of tax, in other comprehensive income, offset by the $4.7 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of December 31, 2024 and 2023, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and Bank as of the dates indicated.

	Actual December 31,
	2024	2023	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.12%	9.23%	4.00%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.41%	8.06%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.90%	9.70%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.68%	12.66%	8.00%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.37%	11.91%	4.00%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.35%	12.52%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.35%	12.52%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	13.29%	13.49%	8.00%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

On October 31, 2024, we entered into a ten year and four-month receive-fixed interest rate swap agreement with a notional amount of $100 million and a receive-fixed interest rate of 3.728%. Counterparty settlements begin on April 30, 2025. The instrument is designated as a cash flow hedge, and changes in fair value are recognized in other comprehensive income. The facility is scheduled to mature on April 30, 2035.

On September 4, 2024, we entered into a five-year pay-fixed interest rate swap agreement which was scheduled to mature on September 4, 2029. The facility was discontinued on October 4, 2024, and a gain of $755,000 was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract.

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

For the years ended December 31, 2024 and 2023, approximately $3.0 million and $1.7 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2024, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At December 31, 2024, the Company's derivative assets and liabilities totaled $6.5 million and $8.7 million, respectively.

For additional information regarding derivatives, see Note 17—Derivative Financial Instruments in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-K.

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2024		2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	0.92%	(5.83)%	(0.35)%	(5.91)%
+ 200	0.76%	(3.09)%	(0.23)%	(3.39)%
+ 100	0.46%	(1.12)%	(0.09)%	(1.35)%
Base	—	—	—	—
–100	(0.71)%	(0.16)%	0.05%	0.35%

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

Our accounting policies are integral to understanding our results of operations. Our accounting policies are described in greater detail in Note 1—Nature of Operations and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Form 10-K. We believe that of our accounting policies, the following may involve a higher degree of judgment and complexity:

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

Recently Issued Accounting Pronouncements

See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Nature of Operations and Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk” for a discussion of how the Company manages market risk.

Item 8. Financial Statements and Supplementary Data.

The Company's financial statements and accompanying notes are included in Part IV—Item 15. Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chairman, President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024. Based on this evaluation, the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the FDICIA. Management’s assessment determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year end (the “Proxy Statement”).

In accordance with Item 406 of Regulation S-K, we have adopted a code of business conduct and ethics that applies to Company executives, directors and employees. The code of business conduct and ethics is posted on our website at www.thirdcoast.bank under “Investors.” Within the time period required by the SEC, we will post on our website any amendment to the code of ethics and any waiver applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller.

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards of the Nasdaq Stock Market LLC. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.21

Form of Investment Agreement, dated September 8, 2022, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).#

10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.23	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.24	Form of Letter Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.25

Renewal, Extension and Modification of Loan, effective September 10, 2022, by and among Third Coast Bancshares, Inc. and American National Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.26

Form of Letter Agreement, dated September 30, 2022, by and among Third Coast Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).

10.27†

Consulting Agreement, dated as of January 1, 2023, by and between Third Coast Bancshares, Inc. and Dennis Bonnen (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2023).

10.28†

Employment Agreement, dated as of April 20, 2023, by and between Bill Bobbora and Third Coast Bank, SSB (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.29†

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

10.31

Renewal, Extension and Modification of Loan, effective March 12, 2024, by and among Third Coast Bancshares, Inc. and American National Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2024).

10.32*†	Change of Control Bonus Agreement, dated as of December 2, 2024, by and between Third Coast Bank and Liz Eber.
10.33*†	Change of Control Bonus Agreement, dated as of December 2, 2024, by and between Third Coast Bank and Vicki Alexander.
19.1*	Third Coast Bancshares, Inc. Insider Trading Policy.
21.1*	Subsidiaries of Third Coast Bancshares, Inc.

23.1*	Consent of Whitley Penn LLP.
24.1*	Powers of attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Third Coast Bancshares, Inc. Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Third Coast Bancshares, Inc.

Date: March 5, 2025	By:	/s/ Bart O. Caraway
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bart O. Caraway	Chairman, President and Chief Executive Officer	March 5, 2025
Bart O. Caraway	(Principal Executive Officer)

/s/ R. John McWhorter	Chief Financial Officer	March 5, 2025
R. John McWhorter	(Principal Financial and Accounting Officer)

/s/ Carolyn Bailey	Director	March 5, 2025
Carolyn Bailey

/s/ Martin Basaldua	Director	March 5, 2025
Martin Basaldua

/s/ Dennis Bonnen	Director	March 5, 2025
Dennis Bonnen

/s/ W. Donald Brunson	Director	March 5, 2025
W. Donald Brunson

/s/ Troy A. Glander	Director	March 5, 2025
Troy A. Glander

/s/ Shelton J. McDonald	Director	March 5, 2025
Shelton J. McDonald

/s/David Phelps	Director	March 5, 2025
David Phelps

/s/ Tony Scavuzzo	Director	March 5, 2025
Tony Scavuzzo

/s/ Joseph L. Stunja	Director	March 5, 2025
Joseph L. Stunja

/s/ Reagan Swinbank	Director	March 5, 2025
Reagan Swinbank

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Third Coast Bancshares, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Third Coast Bancshares, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Plano, Texas
March 5, 2025

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share and per share data)	2024	2023
ASSETS
Cash and cash equivalents:
Cash and due from banks	$371,157	$296,926
Federal funds sold	50,045	114,919
Total cash and cash equivalents	421,202	411,845
Interest-bearing time deposits in other banks	356	—
Investment securities available-for-sale	384,025	178,087
Loans, net of allowance for credit losses of $40,304 and $37,022 at December 31, 2024 and 2023, respectively	3,926,121	3,601,766
Accrued interest receivable	25,820	23,120
Premises and equipment, net	26,230	28,554
Bank-owned life insurance	68,341	65,861
Non-marketable equity securities, at cost	15,980	16,041
Deferred tax asset, net	11,445	9,227
Derivative assets	6,479	8,828
Right-of-use asset - operating leases	19,863	21,439
Goodwill and other intangible assets	18,841	19,003
Other assets	17,743	12,303
Total assets	$4,942,446	$4,396,074
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$602,082	$459,553
Interest-bearing	3,708,416	3,343,595
Total deposits	4,310,498	3,803,148
Accrued interest payable	6,281	4,794
Derivative liabilities	8,660	10,687
Lease liability - operating leases	20,900	22,280
Other liabilities	23,754	23,763
Line of credit - Senior Debt	30,875	38,875
Note payable - Subordinated Debentures, net	80,759	80,553
Total liabilities	4,481,727	3,984,100
Commitments and contingent liabilities - See Notes 10 and 19
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at December 31, 2024 and 2023, respectively	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at December 31, 2024 and 2023, respectively	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,848,242 and 13,683,127 issued; and 13,769,780 and 13,604,665 outstanding at December 31, 2024 and 2023, respectively	13,848	13,683
Common stock - non-voting, $1 par value; 3,500,000 shares authorized at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	321,696	319,613
Retained earnings	121,697	78,775
Accumulated other comprehensive income	4,508	933
Treasury stock: at cost; 78,462 shares at December 31, 2024 and 2023, respectively	(1,099)	(1,099)
Total shareholders' equity	460,719	411,974
Total liabilities & shareholders' equity	$4,942,446	$4,396,074

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2024	2023	2022
Interest income:
Loans, including fees	$295,259	$248,911	$146,425
Investment securities available-for-sale	17,055	8,313	3,925
Federal funds sold and other	16,042	9,320	3,596
Total interest income	328,356	266,544	153,946
Interest expense:
Deposit accounts	159,748	115,044	30,696
FHLB advances and other borrowings	7,850	11,975	6,796
Total interest expense	167,598	127,019	37,492
Net interest income	160,758	139,525	116,454
Provision for credit losses	5,701	6,320	12,200
Net interest income after provision for credit losses	155,057	133,205	104,254
Noninterest income:
Services charges and fees	6,935	3,233	2,714
Earnings on bank-owned life insurance	2,480	2,101	1,312
(Loss) gain on sale of investment securities available-for-sale	(4)	482	—
Gain on sales of SBA loans	30	440	950
Other	1,180	1,949	2,247
Total noninterest income	10,621	8,205	7,223
Noninterest expense:
Salaries and employee benefits	65,116	62,217	56,510
Occupancy and equipment expense	12,712	11,285	8,526
Legal and professional	5,630	7,783	6,987
Data processing and network expense	5,254	4,735	3,947
Regulatory assessments	4,430	2,598	3,464
Advertising and marketing	1,707	2,627	1,912
Software purchases and maintenance	3,265	2,375	1,012
Loan operations	904	673	988
Telephone and communications	585	510	496
Other	4,724	4,995	4,467
Total noninterest expense	104,327	99,798	88,309
Net income before income tax expense	61,351	41,612	23,168
Income tax expense	13,680	8,211	4,509
Net income	47,671	33,401	18,659
Preferred stock dividends declared	4,749	4,736	1,418
Net income available to common shareholders	$42,922	$28,665	$17,241
Earnings per common share:
Basic earnings per share	$3.14	$2.11	$1.28
Diluted earnings per share	$2.78	$1.98	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$47,671	$33,401	$18,659
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	1,523	1,998	(5,569)
Reclassification for net losses (gains) realized through the sales of securities, net of tax	3	(381)	—
Other comprehensive income (loss) on securities	1,526	1,617	(5,569)
Unrealized gain (loss) on derivatives:
Unrealized holding loss arising during the period, net of tax	(490)	(1,217)	—
Gain on termination of derivative instruments, net of tax	4,872	3,955	2,390
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period, net of tax	(2,333)	(1,319)	(317)
Other comprehensive income on derivatives	2,049	1,419	2,073
Total other comprehensive income (loss)	3,575	3,036	(3,496)
Total comprehensive income	$51,246	$36,437	$15,163

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2022	$—	$—	$13,482	$—	$249,202	$36,029	$1,393	$(1,099)	$299,007
Net income	—	—	—	—	—	18,659	—	—	18,659
Share-based compensation	—	—	—	—	1,275	—	—	—	1,275
Stock options exercised	—	—	47	—	625	—	—	—	672
Preferred stock issued - private placement	69	—	—	—	66,156	—	—	—	66,225
Issuance of common stock to ESOP	—	—	36	—	820	—	—	—	856
Restricted stock grants	—	—	45	—	(45)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,496)	—	(3,496)
Preferred dividends declared - Series A, $20.44 per share			—		—	(1,418)	—	—	(1,418)
Balance, December 31, 2022	$69	$—	$13,610	$—	$318,033	$53,270	$(2,103)	$(1,099)	$381,780
Adoption of ASC 326, allowance for credit loss adjustment, net of tax	—	—	—	—	—	(3,160)	—	—	(3,160)
Net income	—	—	—	—	—	33,401	—	—	33,401
Share-based compensation	—	—	—	—	1,628	—	—	—	1,628
Warrants exercised	—	—	4	—	43	—	—	—	47
Stock options exercised	—	—	1	—	(1)	—	—	—	—
Restricted stock grants	—	—	81	—	(81)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(13)	—	(9)	—	—	—	(22)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,036	—	3,036
Preferred dividends declared - Series A, $68.25 per share			—		—	(4,736)	—	—	(4,736)
Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$411,974
Net income	—	—	—	—	—	47,671	—	—	47,671
Share-based compensation	—	—	—	—	1,699	—	—	—	1,699
Stock options exercised	—	—	117	—	539	—	—	—	656
Registration costs for securities issued in private placement	—	—	—	—	(65)	—	—	—	(65)
Restricted stock grants	—	—	50	—	(50)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(2)	—	(40)	—	—	—	(42)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,575	—	3,575
Preferred dividends declared - Series A, $68.44 per share			—		—	(4,749)	—	—	(4,749)
Balance, December 31, 2024	$69	$—	$13,848	$—	$321,696	$121,697	$4,508	$(1,099)	$460,719

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$47,671	$33,401	$18,659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,701	6,320	12,200
Changes in deferred tax, net	(3,169)	(2,891)	(1,250)
Share based compensation expense	1,699	1,628	1,275
Loss (gain) on sale of investment securities available-for-sale	4	(482)	—
Gain on sale of SBA loans	(30)	(440)	(950)
Write-down of other real estate owned	57	—	—
Loss on sale of other real estate owned	—	—	350
(Accretion) amortization of premium on securities, net	(1,229)	(409)	392
Accretion of gain on terminated cash flow hedges	(2,954)	(1,670)	(401)
Accretion of SBA Paycheck Protection Program fees	—	(23)	(2,039)
Accretion of loan fees	(7,715)	(4,411)	(3,034)
Amortization of subordinated debt origination costs	206	205	154
Depreciation and amortization	4,620	3,946	2,555
Earnings on bank-owned life insurance	(2,480)	(2,101)	(1,312)
Net change in operating leases	196	504	337
Net change in derivative assets and liabilities	(298)	310	8
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(7,647)	(4,388)	(12,707)
Accrued interest payable and other liabilities	504	9,576	7,554
Net cash provided by operating activities	35,136	39,075	21,791
Cash flows from investing activities:
Net (increase) decrease in interest bearing deposits in other banks	(356)	—	131
Net sale (purchase) of non-marketable equity securities	61	(1,423)	(7,878)
Investment securities available-for-sale activity:
Purchases	(4,278,169)	(3,116,566)	(2,159,237)
Sales	36,004	13,939	—
Maturities, calls and principal paydowns	4,039,385	3,103,545	2,002,160
Proceeds from termination of derivative instruments	6,167	5,007	3,025
Net originations on loans held for investment	(322,255)	(527,600)	(1,033,947)
Net additions to bank premises and equipment	(1,766)	(3,437)	(12,189)
Proceeds from disposal of fixed assets	—	—	1,326
Purchase of bank owned life insurance	—	(3,000)	(32,921)
Net cash used in investing activities	(520,929)	(529,535)	(1,239,530)
Cash flows from financing activities:
Net increase in deposits	507,350	567,002	1,095,127
Net repayment of FHLB Advances	—	—	(50,000)
Net proceeds from subordinated debt issuance	—	—	80,194
Net (repayment of) proceeds from line of credit - senior debt	(8,000)	8,000	29,875
Net proceeds from issuance of preferred stock - private placement	—	—	66,225
Registration costs for securities issued in private placement	(65)	—	—
Issuance of common stock to ESOP	—	—	856
Proceeds from stock warrants exercised	—	47	—
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(42)	(22)	—
Proceeds from stock options exercised	656	—	672
Dividends paid on Series A preferred stock	(4,749)	(4,736)	(221)
Net cash provided by financing activities	495,150	570,291	1,222,728
Change in cash and cash equivalents	9,357	79,831	4,989
Cash and cash equivalents at beginning of period	411,845	332,014	327,025
Cash and cash equivalents at end of period	$421,202	$411,845	$332,014

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$166,111	$124,770	$35,384
Cash paid for income taxes	$15,782	$8,567	$7,065
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$919	$—	$—
Right of use lease assets obtained in exchange for operating lease liabilities	$877	$5,702	$19,211

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, a Texas banking association (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company,” “we,” “us” or “our”), provide general consumer and commercial banking services through 19 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Humble, Kingwood, The Woodlands, Houston-Memorial City, Beaumont, Port Arthur-Mid County, Houston-Galleria, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon, Austin, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations.

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

The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

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

December 31, 2024 and 2023

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

The Company applies guidance issued by the Financial Accounting Standards Board (the "FASB") that clarifies the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, in which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. To calculate the gain or loss on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair value of each portion. The gain or loss on the sold portion of the loan is recognized based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At December 31, 2024 and 2023, the Company was servicing loans previously sold of approximately $4.5 million and $4.8 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at December 31, 2024 and 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

Premises and Equipment

Buildings, leasehold improvements, furniture and fixtures, and equipment are carried at cost, less accumulated depreciation, computed principally by the straight-line method based on the estimated useful lives of the related asset. Land is not depreciated. Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in income as incurred. A small portion of building's floor space is currently leased out to tenants and recognized in income when earned.

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases on a discounted basis and are amortized on a straight-line basis over the lease term for each related lease agreement. Right-of-use assets represent the Company's right to use, or control the use of, leased assets for their lease term and are amortized over the lease term of the related lease agreement. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has a term of 12 months or less and does not have a purchase option that is likely to be exercised.

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

Non-Marketable Securities

The Company has restricted non-marketable securities which represent investments in Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank (“FRB”) stock and Texas Independent Bank (“TIB”) stock. These investments are not readily marketable and are carried at cost, which approximates fair value. As a member of the FHLB, FRB and TIB systems, the Company is required to maintain minimum level of investments in stock, based on the level of borrowings and other factors. Both cash and stock dividends are reported as income.

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

December 31, 2024 and 2023

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising and marketing expenses were $1.7 million, $2.6 million and $1.9 million, respectively, and are included within noninterest expense in the accompanying consolidated statements of income.

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

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

Recently Issued Accounting Standards - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 720), Improvements to Income Tax Disclosures." ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.

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

The carrying amount of securities and their approximate fair values as of December 31, 2024 and 2023 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Securities available-for-sale:
U.S. government and agency securities	$17,548	$—	$129	$17,419
State and municipal securities	1,700	3	4	1,699
Mortgage-backed securities and collateralized mortgage obligations	238,440	1,299	1,136	238,603
Corporate bonds	128,409	1,214	3,319	126,304
	$386,097	$2,516	$4,588	$384,025

December 31, 2023
Securities available-for-sale:
U.S. government and agency securities	$4,017	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	77,703	1,599	769	78,533
Corporate bonds	100,371	861	5,669	95,563
	$182,091	$2,460	$6,464	$178,087

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

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

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2024, by contractual maturity, are shown below.

	December 31, 2024
	Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,455	$9,410
Due from one year to five years	9,470	9,729
Due from five to ten years	120,475	118,150
Over ten years	8,257	8,133
	147,657	145,422
Mortgage-backed securities and collateralized mortgage obligations	238,440	238,603
	$386,097	$384,025

The following table summarizes securities with unrealized losses at December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in thousands)	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
December 31, 2024
Securities available-for-sale:
U.S. government and agency securities	$79	$13,688	$50	$3,731	$129	$17,419
State and municipal securities	4	995	—	—	4	995
Mortgage-backed securities and collateralized mortgage obligations	1,111	131,177	25	288	1,136	131,465
Corporate bonds	649	47,183	2,670	45,820	3,319	93,003
	$1,843	$193,043	$2,745	$49,839	$4,588	$242,882

December 31, 2023
Securities available-for-sale:
U.S. government and agency securities	$26	$3,991	$—	$—	$26	$3,991
Mortgage-backed securities and collateralized mortgage obligations	—	—	769	16,001	769	16,001
Corporate bonds	128	12,314	5,541	51,829	5,669	64,143
	$154	$16,305	$6,310	$67,830	$6,464	$84,135

There were 73 investments in an unrealized loss position at December 31, 2024, and 37 investments in an unrealized loss position at December 31, 2023. As of December 31, 2024 and 2023, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of December 31, 2024 and 2023.

The following table summarizes proceeds received from the sale of securities and their related gross gains and losses for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023
Securities available-for-sale:
Proceeds from sales	$36,004	$13,939
Gross gain	476	482
Gross loss	480	—
Net (loss) gain	$(4)	$482

The Company did not sell any securities during the year ended December 31, 2022.

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023
Real estate loans:
Non-farm non-residential owner occupied	$448,134	$520,822
Non-farm non-residential non-owner occupied	652,119	586,626
Residential	336,736	342,589
Construction, development & other	871,373	693,553
Farmland	30,915	30,396
Commercial & industrial	1,497,408	1,263,077
Consumer	1,859	2,555
Municipal and other	127,881	199,170
	3,966,425	3,638,788
Allowance for credit losses	(40,304)	(37,022)
Loans, net	$3,926,121	$3,601,766

Total loans are presented net of unaccreted discounts and net deferred fees totaling $16.6 million and $11.8 million at December 31, 2024 and 2023, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due 90 days or more segregated by class of loans were as follows:

	December 31,
	2024			2023
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due 90 days or more	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due 90 days or more
Real estate loans:
Non-farm non-residential owner occupied	$10,433	$9,757	$—	$1,211	$305	$—
Non-farm non-residential non-owner occupied	—	—	—	1,235	246	—
Residential	2,226	2,226	1,169	2,938	2,938	—
Construction, development & other	400	—	—	247	247	—
Commercial & industrial	13,714	4,644	4	11,018	5,097	670
	$26,773	$16,627	$1,173	$16,649	$8,833	$670

Based on management's evaluation of the value of collateral securing the non-accrual loans, $16.6 million and $8.8 million did not have an allowance for credit loss at December 31,2024 and 2023, respectively.

As of December 31, 2024, 2023, and 2022, the amount of income that would have been accrued for loans on non-accrual was approximately $2.0 million, $1.1 million, and $581,000, respectively.

An age analysis of past due loans, segregated by class of loans, were as follows:

(Dollars in thousands)	30-59 days	60-89 days	90 days or more	Total past due	Total current	Total loans
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$513	$—	$10,433	$10,946	$437,188	$448,134
Non-farm non-residential non-owner occupied	—	—	—	—	652,119	652,119
Residential	1,929	404	3,395	5,728	331,008	336,736
Construction, development & other	2,812	—	400	3,212	868,161	871,373
Farmland	—	—	—	—	30,915	30,915
Commercial & industrial	660	383	13,718	14,761	1,482,647	1,497,408
Consumer	—	—	—	—	1,859	1,859
Municipal and other	115	—	—	115	127,766	127,881
	$6,029	$787	$27,946	$34,762	$3,931,663	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

(Dollars in thousands)	30-59 days	60-89 days	90 days or more	Total past due	Total current	Total loans
December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$—	$—	$1,211	$1,211	$519,611	$520,822
Non-farm non-residential non-owner occupied	—	212	1,235	1,447	585,179	586,626
Residential	312	495	2,938	3,745	338,844	342,589
Construction, development & other	428	177	247	852	692,701	693,553
Farmland	—	—	—	—	30,396	30,396
Commercial & industrial	4,467	659	11,688	16,814	1,246,263	1,263,077
Consumer	2	—	—	2	2,553	2,555
Municipal and other	88	—	—	88	199,082	199,170
	$5,297	$1,543	$17,319	$24,159	$3,614,629	$3,638,788

Loan Modifications to Borrowers Experiencing Financial Difficulty

A loan is considered modified under ASU 2022-02 if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

For the year ended December 31, 2024, no loans were modified for borrowers experiencing financial difficulty.

The table below presents the amortized cost basis of loans at period end that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and type of modification.

	Loan modifications
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Total class of financing receivable	Principal forgiveness	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
December 31, 2023
Commercial & industrial	3	$6,970	0.5%	—	—	$63	$63

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of December 31, 2024 and 2023, there were no modified loans in the previous twelve-month periods that were in default.

Credit Quality Indicators

Credit Quality Indicators. From a credit risk standpoint, the Company classifies its loans in one of six categories: (i) pass, (ii) special mention, (iii) substandard, (iv) purchased credit impaired (“PCI”), (v) doubtful, or (vi) loss.

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

December 31, 2024 and 2023

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

The following tables summarize the Company’s internal ratings of its loans at December 31, 2024 and 2023:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development & other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial & industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
	$3,907,370	$26,551	$31,694	$810	$3,966,425

December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$510,811	$5,517	$4,494	$—	$520,822
Non-farm non-residential non-owner occupied	580,981	4,409	1,236	—	586,626
Residential	338,619	538	3,432	—	342,589
Construction, development & other	692,098	1,208	247	—	693,553
Farmland	29,547	—	849	—	30,396
Commercial & industrial	1,213,303	35,672	13,780	322	1,263,077
Consumer	2,555	—	—	—	2,555
Municipal and other	199,170	—	—	—	199,170
	$3,567,084	$47,344	$24,038	$322	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

The following tables summarize the Company's loans by risk grades, loan class and vintage, at December 31, 2024 and 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$84,206	$33,385	$92,614	$105,816	$55,673	$46,492	$7,883	$426,069
Special Mention	—	—	4,158	—	—	939	—	5,097
Substandard	2,324	2,828	611	4,334	5,243	1,628	—	16,968
Total Non-farm non-residential owner-occupied	$86,530	$36,213	$97,383	$110,150	$60,916	$49,059	$7,883	$448,134
Non-farm non-residential non-owner occupied
Pass	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Total Non-farm non-residential non owner-occupied	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Residential
Pass	$57,119	$86,144	$91,969	$69,532	$16,698	$9,193	$2,669	$333,324
Special Mention	495	—	—	—	—	—	—	495
Substandard	2,144	112	231	—	430	—	—	2,917
Total Residential	$59,758	$86,256	$92,200	$69,532	$17,128	$9,193	$2,669	$336,736
Construction, development & other
Pass	$111,715	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$868,160
Special Mention	2,812	—	—	—	—	—	—	2,812
Substandard	401	—	—	—	—	—	—	401
Total Construction, development & other	$114,928	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$871,373
Farmland
Pass	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Total Farmland	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Commercial & industrial
Pass	$193,973	$149,785	$94,726	$63,161	$9,524	$7,453	$948,421	$1,467,043
Special Mention	2,695	—	—	—	—	—	15,452	18,147
Substandard	1,841	2,930	2,456	366	—	1,279	2,536	11,408
Doubtful	—	—	810	—	—	—	—	810
Total Commercial & industrial	$198,509	$152,715	$97,992	$63,527	$9,524	$8,732	$966,409	$1,497,408
Consumer
Pass	$118	$769	$392	$67	$78	$98	$337	$1,859
Total Consumer	$118	$769	$392	$67	$78	$98	$337	$1,859
Municipal and other
Pass	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Municipal and other	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Loans	$607,745	$554,200	$552,733	$510,037	$110,352	$100,986	$1,530,372	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
December 31, 2023:
Real estate loans:
Non-farm non-residential owner occupied
Pass	$55,172	$179,776	$127,020	$70,984	$33,439	$37,433	$6,987	$510,811
Special Mention	535	2,350	2,632	—	—	—	—	5,517
Substandard	157	41	984	—	2,190	659	463	4,494
Total Non-farm non-residential owner-occupied	$55,864	$182,167	$130,636	$70,984	$35,629	$38,092	$7,450	$520,822
Non-farm non-residential non-owner occupied
Pass	$105,084	$180,054	$212,484	$26,559	$23,112	$25,486	$8,202	$580,981
Special Mention	4,197	—	—	212	—	—	—	4,409
Substandard	—	88	—	—	—	1,148	—	1,236
Total Non-farm non-residential non owner-occupied	$109,281	$180,142	$212,484	$26,771	$23,112	$26,634	$8,202	$586,626
Residential
Pass	$97,867	$112,138	$86,117	$19,178	$10,027	$7,275	$6,017	$338,619
Special Mention	94	—	—	444	—	—	—	538
Substandard	2,734	253	437	—	—	8	—	3,432
Total Residential	$100,695	$112,391	$86,554	$19,622	$10,027	$7,283	$6,017	$342,589
Construction, development & other
Pass	$136,888	$110,486	$55,938	$785	$86	$529	$387,386	$692,098
Special Mention	—	—	1,208	—	—	—	—	1,208
Substandard	244	—	—	—	—	3	—	247
Total Construction, development & other	$137,132	$110,486	$57,146	$785	$86	$532	$387,386	$693,553
Farmland
Pass	$11,030	$11,328	$2,070	$96	$3,619	$818	$586	$29,547
Substandard	—	849	—	—	—	—	—	849
Total Farmland	$11,030	$12,177	$2,070	$96	$3,619	$818	$586	$30,396
Commercial & industrial
Pass	$221,392	$49,536	$79,690	$16,843	$14,576	$1,321	$829,945	$1,213,303
Special Mention	4,284	4,068	23,916	467	21	55	2,861	35,672
Substandard	483	3,783	4,461	1,276	1,377	82	2,318	13,780
Doubtful	—	—	—	—	322	—	—	322
Total Commercial & industrial	$226,159	$57,387	$108,067	$18,586	$16,296	$1,458	$835,124	$1,263,077
Consumer
Pass	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Total Consumer	$1,061	$670	$147	$183	$121	$33	$340	$2,555
Municipal and other
Pass	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Municipal and other	$86,998	$15,406	$33,060	$3,812	$1,011	$14	$58,869	$199,170
Total Loans	$728,220	$670,826	$630,164	$140,839	$89,901	$74,864	$1,303,974	$3,638,788

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

The following tables summarize the Company's gross charge-offs by origination year and loan class for the years ended December 31, 2024 and 2023.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024:
Real estate loans:
Non-farm non-residential non-owner occupied	$—	$—	$—	$—	$—	$(598)	$—	$(598)
Commercial & industrial	—	—	(923)	—	(1,198)	(1,243)	(287)	(3,651)
Municipal and other	—	(12)	(40)	(15)	—	—	—	(67)
Total Charge-Offs	$—	$(12)	$(963)	$(15)	$(1,198)	$(1,841)	$(287)	$(4,316)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior Years	Cost Basis	Total
December 31, 2023:
Commercial & industrial	$—	$—	$—	$(181)	$(1,523)	$(120)	$—	$(1,824)
Consumer	—	—	—	—	—	(19)	—	(19)
Municipal and other	(10)	(6)	(2)	(2)	—	—	—	(20)
Total Charge-Offs	$(10)	$(6)	$(2)	$(183)	$(1,523)	$(139)	$—	$(1,863)

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

December 31, 2024 and 2023

quarterly basis for the remaining life of the pool. Adjustments for economic expectations are made in the qualitative portion of the calculation. The long-term average loss rate is derived using peer data derived from the call report.

There may be certain financial assets for which the expectation of credit loss is zero after evaluating historical loss information, making necessary adjustments for current conditions and reasonable and supportable forecasts, and considering any collateral or guarantee arrangements that are not free-standing contracts. A loan that is fully secured by cash or cash equivalents, such as certificates of deposit issued by the lending institution, would likely have zero credit loss expectations. Similarly, the guaranteed portion of an SBA loan or security purchased on the secondary market through the SBA’s fiscal and transfer agent would likely have zero credit loss expectations because these financial assets are unconditionally guaranteed by the U.S. government. Currently, the Company deducts the SBA guaranteed portion of financial assets from the individual asset balance.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

The following table presents details of the allowance for credit losses on loans by portfolio segment as of December 31, 2024 and 2023:

(Dollars in thousands)	Non-farm non-residential owner occupied	Non-farm non-residential non-owner occupied	Residential	Construction, development & other	Farmland	Commercial & industrial	Consumer	Municipal and other	Total
December 31, 2024
Modeled expected credit losses	$2,014	$2,835	$1,458	$6,367	$156	$9,365	$7	$369	$22,571
Q-Factor and other qualitative adjustments	984	1,625	556	8,360	31	4,328	3	151	16,038
Specific allocations	17	—	—	1	—	1,677	—	—	1,695
	$3,015	$4,460	$2,014	$14,728	$187	$15,370	$10	$520	$40,304
December 31, 2023
Modeled expected credit losses	$2,324	$2,569	$1,474	$3,557	$166	$6,400	$8	$596	$17,094
Q-Factor and other qualitative adjustments	1,952	2,321	867	2,296	78	7,507	6	505	15,532
Specific allocations	35	651	—	—	—	3,710	—	—	4,396
	$4,311	$5,541	$2,341	$5,853	$244	$17,617	$14	$1,101	$37,022

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at December 31, 2024 and 2023.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024
(Dollars in thousands)	Beginning balance	Provision for credit losses on loans	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$(1,296)	$—	$—	$3,015
Non-farm non-residential non-owner occupied	5,541	(483)	(598)	—	4,460
Residential	2,341	(327)	—	—	2,014
Construction, development & other	5,853	8,875	—	—	14,728
Farmland	244	(57)	—	—	187
Commercial & industrial	17,617	493	(3,651)	911	15,370
Consumer	14	(5)	—	1	10
Municipal and other	1,101	(525)	(67)	11	520
	$37,022	$6,675	$(4,316)	$923	$40,304

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

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

The following tables present the amortized cost basis of collateral dependent loans, with and without specific reserves, which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$10,312	$—	$—	$10,312
Non-farm non-residential non-owner occupied	120	—	—	120
Residential	2,226	—	—	2,226
Construction, development & other	401	—	—	401
Commercial & industrial	—	13,045	3,205	16,250
	$13,059	$13,045	$3,205	$29,309

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
December 31, 2023
Real estate loans:
Non-farm non-residential owner occupied	$1,054	$—	$—	$1,054
Non-farm non-residential non-owner occupied	1,393	—	—	1,393
Residential	2,940	—	—	2,940
Construction, development & other	247	—	—	247
Commercial & industrial	212	12,439	689	13,340
	$5,846	$12,439	$689	$18,974

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated	December 31,
(Dollars in thousands)	Useful Life	2024	2023
Building and building improvements	30 years and 3 - 10 years	$13,824	$13,703
Land		3,894	3,894
Equipment	3 - 5 years	7,284	6,277
Leasehold improvements	3 - 10 years	13,834	11,678
Furniture and fixtures	3 - 5 years	5,451	4,666
Construction in process		—	2,303
		44,287	42,521
Accumulated depreciation		(18,057)	(13,967)
		$26,230	$28,554

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 amounted to $4.1 million, $3.5 million and $2.6 million, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023
Transaction accounts:
Noninterest-bearing demand accounts	$602,082	$459,553
Interest-bearing demand accounts	3,101,147	2,842,668
Savings	27,843	24,998
Total transaction accounts	3,731,072	3,327,219
Time deposits	579,426	475,929
Total deposits	$4,310,498	$3,803,148

The aggregate amount of time deposits in denominations of $250,000 or more totaled $378.5 million and $315.4 million as of December 31, 2024 and 2023, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

Scheduled maturities of time deposits at December 31, 2024 are as follows:

(Dollars in thousands)	Maturities by Year
2025	$478,578
2026	94,007
2027	1,653
2028	3,455
2029	1,727
Thereafter	6
$579,426

At December 31, 2024 and 2023, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $256,000 and $101,000, respectively.

6.
Income Taxes

During the years ended December 31, 2024, 2023 and 2022, the Company recorded income tax provision expense of $13.7 million, $8.2 million and $4.5 million, reflecting an effective tax rate of 22.3%, 19.7% and 19.5%, respectively.

The provision for income taxes consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023	2022
Current income tax expense
Federal	$15,814	$11,102	$5,759
State	1,035	—	—
Deferred income tax benefit
Federal	(3,169)	(2,891)	(1,250)
Income tax expense as reported	$13,680	$8,211	$4,509

A reconciliation of reported income tax expense to the amount computed by the Company's statutory income tax rate of 21% to income before income taxes is presented below:

	December 31,
	2024	2023	2022
(Dollars in thousands)	Amount	Amount	Amount
Income tax expense computed at statutory rate	$12,884	$8,738	$4,865
State taxes, net of federal benefit (1)	818	—	—
Share-based compensation	208	114	117
Bank-owned life insurance	(521)	(441)	(276)
Non-deductible meals, entertainment, and dues	207	192	91
Tax-exempt income	(437)	(535)	(283)
Section 291 depreciation recapture	179	211	78
162 M disallowed compensation	327	—	—
Other, net	15	(68)	(83)
Income tax expense as reported	$13,680	$8,211	$4,509

(1) State taxes in Florida, Colorado and Illinois made up the majority (greater than 50%) of the tax effects in this category.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

A summary of deferred taxes is presented below:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$8,766	$8,451
Accrued expenses	633	331
Stock options and restricted stock	140	213
Phantom stock	169	68
Loan purchase mark-to-market	55	77
Deferred loan origination fees	3,400	2,405
Net unrealized loss on investment securities available-for-sale	435	841
Non-accrual interest	1,898	226
Other	890	223
Total deferred tax assets	16,386	12,835
Deferred tax liabilities:
Premises and equipment	2,367	2,007
Goodwill and core deposit intangibles	170	206
Investments	173	87
Unrealized gain on derivatives	1,634	1,089
Prepaid expenses and other	597	219
Total deferred tax liabilities	4,941	3,608
Net deferred tax asset	$11,445	$9,227

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

7.
FHLB Advances and Other Borrowings

FHLB Borrowings

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of December 31, 2024 and 2023, total borrowing capacity available under this arrangement was $623.7 million and $565.1 million, respectively. The Company had no FHLB advances outstanding at December 31, 2024 and 2023. Letters of credit with the FHLB in the amount of $535.8 million were issued at December 31, 2024. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from January 2025 through October 2026.

Line of Credit - Senior Debt

The Company has a $55.0 million revolving line of credit facility which was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At December 31, 2024 and 2023, the outstanding balance was $30.9 million and $38.9 million, respectively.

Note Payable - Subordinated Debt

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements (the “Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At December 31, 2024 and 2023, the Company had $82.3 million in outstanding principal, and $1.5 million and $1.7 million, respectively, in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of December 31, 2024 and 2023, total borrowing capacity under this arrangement was $1.5 billion and $1.2 billion, respectively. The Company had no advances outstanding under these lines as of December 31, 2024 or 2023.

Federal Funds Lines of Credit

At December 31, 2024 and 2023, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at December 31, 2024 and 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

8.
Stock Options and Warrants

2013 Stock Option Plan

Upon shareholder approval in 2008, the Bank adopted the 2008 Stock Option Plan. In 2013, upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At December 31, 2024, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At December 31, 2024, there were 98,037 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At December 31, 2024, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

Stock Options

During the year ended December 31, 2024, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These options vest ratably over 5 years and have a 10 year contractual term. Options granted during the year ended December 31, 2024 were granted with an exercise price ranging from $19.38 to $25.67. Options granted during the year ended December 31, 2023 were granted with an exercise price ranging from $13.95 to $20.17.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted during the year ended December 31, 2024: risk-free interest rate ranging from 3.75% to 4.64%; dividend yield of 0.00%; estimated volatility ranging from 23.42% to 24.16%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2023: risk-free interest rate ranging from 3.42% to 4.75%; dividend yield of 0.00%; estimated volatility ranging from 17.81% to 22.70%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2022: risk-free interest rate ranging from 1.45% to 4.17%; dividend yield of 0.00%; estimated volatility ranging from 10.00% to 38.00%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense of approximately $544,000, $472,000 and $646,000, respectively, associated with stock options. As of December 31, 2024, there was approximately $1.1 million of unrecognized compensation costs related to non-vested stock options which are expected to be recognized over a weighted average remaining period of 5.92 years. Forfeitures are recognized as they occur.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

A summary of stock option activity for years ended December 31, 2024 and 2023 is presented below:

	December 31,
	2024		2023
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,126,023	$17.72	1,203,928	$18.05
Granted during the period	40,500	21.14	45,500	17.37
Forfeited during the period	(102,137)	15.96	(122,537)	20.89
Exercised during the period	(120,131)	12.23	(868)	15.45
Outstanding at the end of period	944,255	$18.76	1,126,023	$17.72
Options exercisable at end of period	623,285	$18.12	678,053	$16.33
Weighted-average grant date fair value of options granted during the period		$8.02		$5.00

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $14.3 million and $9.9 million, respectively, at December 31, 2024. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $3.1 million and $2.6 million, respectively, at December 31, 2023.

The intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately $2.6 million, $2,000 and $236,000, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	December 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	447,970	$3.94	676,270	$3.82
Granted during the period	40,500	8.02	45,500	5.00
Vested during the period	(148,500)	3.68	(188,100)	2.90
Forfeited during the period	(19,000)	2.92	(85,700)	3.54
Nonvested at end of period	320,970	$4.50	447,970	$3.94

For the year ended December 31, 2022, the weighted-average grant date fair value of options granted and vested during the period was $6.80 and $3.07, respectively.

Warrants

The Company had fully vested stock warrants issued in connection with the organization of the Company during 2013, which were exercisable over a ten-year period to purchase one share of common stock for each warrant held. As of December 31, 2023, all stock warrants issued in connection with the organization of the Company were exercised prior to their expiration date of July 1, 2023.

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share ("Series B Preferred Stock"), or non-voting common stock, par value $1.00 per share ("Non-Voting Common Stock"), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 4.75 years as of December 31, 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

A summary of the Company’s stock warrant activity is presented below:

	December 31,
	2024		2023
	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	175,000	$22.50	179,285	$22.23
Granted	—	—	—	—
Exercised	—	—	(4,285)	11.00
Outstanding at end of period	175,000	$22.50	175,000	$22.50
Exercisable at end of period	175,000	$22.50	175,000	$22.50

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

A summary of the activity for non-vested RSAs for the years ended December 31, 2024 and 2023 is presented below:

	December 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	110,224	$17.44	76,094	$22.35
Granted during the period	49,300	20.62	75,956	16.18
Vested during the period	(61,284)	18.17	(34,883)	12.88
Forfeited during the period	—	—	(6,943)	21.98
Nonvested at the end of period	98,240	$19.38	110,224	$17.44

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized stock-based compensation expense associated with RSAs of approximately $1.2 million, $1.1 million and $629,000 during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $1.2 million of total unrecognized compensation cost related to non-vested RSAs which is expected to be recognized over a weighted average remaining period of 8.25 years.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of December 31, 2024, the Company's operating lease ROU asset and operating lease liability totaled $19.9 million and $20.9 million, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

As of December 31, 2024, the weighted-average discount rate for the Company's operating leases was 4.73%. The Company's lease terms range from less than one year to one hundred forty-four months. The weighted-average remaining term of the leases was 7.78 years.

Lease costs for the years ended December 31, 2024, 2023 and 2022 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	December 31,
(Dollars in thousands)	2024	2023	2022
Operating lease cost	$3,341	$3,091	$2,318
Short-term lease cost	$31	$149	$607
Variable lease cost	1,324	1,190	486
Total lease cost	$4,696	$4,430	$3,411

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2029 and thereafter is presented below:

(Dollars in thousands)	December 31, 2024
2025	$3,275
2026	3,349
2027	3,385
2028	3,195
2029	3,091
Thereafter	8,634
Total undiscounted lease liability	24,929
Less: Discount on cash flows	(4,029)
Total operating lease liability	$20,900

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2024	2023
Commitments to extend credit	$1,568,824	$1,352,147
Standby letters of credit	13,966	26,850
Total	$1,582,790	$1,378,997

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

December 31, 2024 and 2023

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

At December 31, 2024 and 2023, the allowance for credit losses related to off-balance sheet exposures was $1.4 million and $2.4 million, respectively, and it is recorded in other liabilities on the consolidated balance sheets.

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Balance at beginning of period	$2,412	$—
(Reversal of) provision for credit losses on off-balance sheet commitments	(974)	2,412
Balance at end of period	$1,438	$2,412

There was no allowance for credit losses related to off-balance sheet exposures for the year ended December 31, 2022.

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

December 31, 2024 and 2023

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

There were no transfers between levels during the year ended December 31, 2024 or 2023.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2024 and 2023:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2024:
Securities available-for-sale:
U.S. government and agency securities	$—	$17,419	$—	$17,419
State and municipal securities	—	1,699	—	1,699
Mortgage-backed securities and collateralized mortgage obligations	—	238,603	—	238,603
Corporate bonds	—	126,304	—	126,304
Total investment securities available-for-sale	$—	$384,025	$—	$384,025
Derivative assets:
Pass-through interest rate swaps	$—	$6,267	$—	$6,267
Risk participation agreements	—	8	—	8
Pay-fixed interest rate swaps	—	204	—	204
Total derivative assets	$—	$6,479	$—	$6,479
Derivative liabilities:
Cash flow hedges	$—	$2,161	$—	$2,161
Interest rate swaps	—	6,267	—	6,267
Risk participation agreements	—	1	—	1
Pay-fixed interest rate swaps	—	231	—	231
Total derivative liabilities	$—	$8,660	$—	$8,660

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2024 and 2023:

Loans Evaluated Individually for Expected Credit Losses. At December 31, 2024, collateral dependent loans with a specific valuation allowance had carrying values of $12.7 million and specific valuation allowances totaling $1.7 million resulting in a net fair value of $11.0 million based on Level 3 inputs. At December 31, 2023, collateral dependent loans with a specific valuation allowance had carrying values of $10.1 million and specific valuation allowances totaling $4.4 million resulting in a net fair value of $5.7 million based on Level 3 inputs.

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

The following table presents foreclosed assets that were remeasured and recorded at fair value at December 31, 2024:

December 31,
(Dollars in thousands)	2024
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$940
Less: charge-offs recognized in the allowance for credit losses	21
Less: write-down included in other noninterest expense	57
Fair value of foreclosed assets remeasured at initial recognition	$862

The Company did not have any foreclosed assets that were remeasured and recorded at fair value as of December 31, 2023. Foreclosed assets are included in other assets on the consolidated balance sheet.

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

December 31, 2024 and 2023

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$421,202	$421,202	$411,845	$411,845
Interest-bearing time deposits in other banks	356	356	—	—
Securities available-for-sale	384,025	384,025	178,087	178,087
Non-marketable securities	15,980	15,980	16,041	16,041
Accrued interest receivable	25,820	25,820	23,120	23,120
Bank-owned life insurance	68,341	68,341	65,861	65,861
Derivative assets	6,479	6,479	8,828	8,828
	$922,203	$922,203	$703,782	$703,782
Level 3 inputs
Loans, net	$3,926,121	$3,891,032	$3,601,766	$3,532,270
Financial liabilities
Level 2 inputs
Deposits	$4,310,498	$4,135,929	$3,803,148	$3,821,744
Accrued interest payable	6,281	6,281	4,794	4,794
Note payable and line of credit	111,634	105,227	119,428	107,474
Derivative liabilities	8,660	8,660	10,687	10,687
	$4,437,073	$4,256,097	$3,938,057	$3,944,699

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

At December 31, 2024 and 2023, the Company had federal funds sold aggregating approximately $50.0 million and $114.9 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $270.9 million and $262.1 million, respectively, at December 31, 2024 and 2023. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

At December 31, 2024 and 2023, the Company had $392.1 million and $449.2 million, respectively, in outstanding notional derivative balances with one financial institution counterparty. The derivative positions represent credit risk.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

13.
Employee Benefit Plans

In 2009, the Company adopted the Third Coast Bank, SSB 401(k) Plan covering substantially all employees. Employees may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws. The Company may make a discretionary match of employees’ contributions based on a percentage of salary contributed by participants.

Effective July 1, 2022, the Company amended the Third Coast Bank, SSB 401(k) Plan and merged that plan into the Third Coast Bank, SSB Employee Stock Ownership Plan (the “Merged Plan”). In connection with this amendment and plan merger on July 1, 2022, the Company registered an aggregate of 400,000 shares of the Company's common stock, par value $1.00 per share, for issuance to the Merged Plan in connection with elections by participants to allocate a portion of their plan account balances (up to the limits prescribed under the Merged Plan) to the Company stock fund investment option. The number of shares held by the ESOP immediately prior to the plan merger was 149,461 shares. Under the Merged Plan, discretionary contributions made by the Company will be invested at the direction of the plan participant, in accordance with participant plan elections.

For the years ended December 31, 2024, 2023 and 2022, Company contributions to the Merged Plan were approximately $1.5 million, $1.5 million, and $1.4 million, respectively. Administrative expenses related to the Merged Plan for the same twelve month periods totaled approximately $74,000, $53,000, and $59,000. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

Phantom Stock Appreciation Plan

On May 3, 2023, the Board of Directors approved the Third Coast Bancshares, Inc. Phantom Stock Appreciation Plan (the “Phantom Stock Plan”). Under the Phantom Stock Plan, participants are granted phantom stock units (“PSUs”) which vest ratably over a three-year period. The PSU confers to the participant the benefits of owning stock without the actual ownership or transfer of shares. Each stock unit entitles the participant to receive, upon vesting of each PSU, an amount equal to the sum of (a) the opening value and (b) the bonus amounts applicable to each PSU, as calculated pursuant to the terms of the Phantom Stock Plan and the Award Agreement. Settlement is payable to participants within 30 days of the vesting date.

The Phantom Stock Plan is an unfunded plan whereby benefits are paid by the Company from its general assets, and participants have the rights of a general, unsecured creditor against the Company for any payments due hereunder. If a participant ceases, for any reason other than death or disability, to be a service provider, then the participant forfeits all rights to his or her outstanding PSUs. If the participant ceases to be a service provider due to the participant’s death or disability, then all unvested PSUs become fully vested on the date the participant ceases to be a service provider. For the years ended December 31, 2024 and 2023, the Company had expensed $702,000 and $378,000, respectively, in deferred compensation related to the Phantom Stock Plan. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At December 31, 2024 and 2023, the aggregate amount of loans to related parties was approximately $1.5 million and $1.4 million, respectively. During the year ended December 31, 2024, loan originations to related parties totaled $470,000 and repayments from related party loans totaled $369,000. Related party unfunded commitments at December 31, 2024 and 2023, were $430,000 and $402,000, respectively. Deposits received from related parties at December 31, 2024 and 2023, totaled approximately $18.9 million and $19.6 million, respectively.

15.
Shareholders’ Equity and Regulatory Matters

Amendment to Certificate of Formation

On May 25, 2023, the shareholders of the Company approved the amendment and restatement (the “Amendment”) of Article VI of the Company's first amended and restated certificate of formation to authorize a new class of Non-Voting Common Stock. Under the terms of the Amendment, the Company is authorized to issue 54,500,000 shares of capital stock, consisting of 50,000,000 shares of common stock, par value $1.00 per share, 3,500,000 shares of Non-Voting Common Stock, and 1,000,000 shares of preferred stock, par value $1.00 per share. The shares of capital stock may be issued as authorized by the board of directors of the Company without the approval of its shareholders, except as otherwise provided by governing law, rule or regulation or as set forth in the certificate of formation, as amended. The Amendment became effective upon the filing of the Certificate of Amendment to the Certificate of Formation of the Company with the Secretary of State of the State of Texas on May 25, 2023.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

Preferred Stock

On September 30, 2022, the Company adopted resolutions creating Series A Convertible Non-Cumulative Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock, with 69,400 shares authorized for each series. Series A Preferred Stock is convertible into: (i) shares of common stock, subject to a cap with respect to each purchasers equal to 9.9% of the total outstanding shares of common stock (or any class of voting securities of the Company) (the “Regulatory Cap”), and once the Regulatory Cap has been reached, (ii) shares of Series B Preferred stock, and (iii) Non-Voting Common Stock. The Regulatory Cap will be calculated in accordance with the Federal Reserve regulations and such calculation will include, as applicable, the ownership of any person to whom a holder of Series A Preferred Stock transfers capital stock of the Company and any person to whom such person transfers capital stock of the Company, in each case, other than transferees in a transfer of the type identified in the Federal Reserve Regulations at 12 C.F.R. § 225.9(a)(3)(ii), or any successor provision. The Certificate of Designation, Preferences and Rights of
Series A Convertible Non-Cumulative Preferred Stock of Third Coast Bancshares, Inc. (the “Series A Certificate of Designation”) also contains an ownership cap, with respect to an initial acquirer of Series A Preferred Stock pursuant to the Investment Agreement, dated September 8, 2022, by and among the Company and the several purchasers thereto, all affiliates, and certain direct and indirect transferees, of one-third of the total equity of the Company calculated in accordance with the Federal Reserve Regulations at 12 C.F.R. § 225.34 (“Total Equity Limitations”).

Subject to the terms and conditions set forth in the Series A Certificate of Designation, the Regulatory Cap and the Total Equity Limitation, the Series A Preferred Stock is convertible into common stock and Non-Voting Common Stock at a rate equal to its liquidation preference of $1,000 per share divided by the conversion price of $22.50. The Series A Preferred Stock that is converted into Series B Preferred Stock shall convert at a rate of one share of Series B Preferred Stock for one share of Series A Preferred Stock. The conversion price is subject to adjustment in accordance with the terms of the Series A Certificate of Designation in connection with certain customary events, including, without limitation, certain dividends, distributions, subdivisions, splits, combinations, and tender or exchange offers.

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

Registration of Securities Issued in Private Placement

The Company filed a Registration Statement on Form S-3 with the SEC on September 25, 2024, registering the resale from time to time by the securityholders named therein of the shares of Series A Preferred Stock and Preferred Warrants issued to such securityholders in the private placement completed on September 30, 2022 and the securities issuable upon conversion of shares of Series A Preferred Stock, Series B Preferred Stock or Non-Voting Common Stock, or upon exercise of the Preferred Warrants. The Registration Statement was declared effective by the SEC on October 4, 2024.

Regulatory Matters

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the Texas Department of Banking (“TDB”) is the Bank’s primary state regulator. The Bank remains as a member of the Federal Reserve system, and the Federal Reserve is the Bank’s primary federal regulator. The Federal Reserve also continues to be the Company’s primary federal regulator.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2024 and 2023, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2024 and 2023. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since December 31, 2024, that management believes have changed the Bank’s category.

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of December 31, 2024:
Total capital (to risk weighted assets)	$559,871	12.68%	≥	$463,735	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$437,369	9.90%	≥	$375,405	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$437,369	9.12%	≥	$191,793	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$371,209	8.41%	≥	$309,157	≥	7.00%		N/A		N/A
As of December 31, 2023:
Total capital (to risk weighted assets)	$512,024	12.66%	≥	$424,563	≥	10.50%		N/A		N/A
Tier I capital (to risk weighted assets)	$392,037	9.70%	≥	$343,694	≥	8.50%		N/A		N/A
Tier I capital (to average assets)	$392,037	9.23%	≥	$169,917	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$325,812	8.06%	≥	$283,042	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of December 31, 2024:
Total capital (to risk weighted assets)	$586,569	13.29%	≥	$463,262	≥	10.50%	≥	$441,202	≥	10.00%
Tier 1 capital (to risk weighted assets)	$544,826	12.35%	≥	$375,021	≥	8.50%	≥	$352,961	≥	8.00%
Tier 1 capital (to average assets)	$544,826	11.37%	≥	$191,606	≥	4.00%	≥	$239,507	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$544,826	12.35%	≥	$308,841	≥	7.00%	≥	$286,781	≥	6.50%
As of December 31, 2023:
Total capital (to risk weighted assets)	$544,624	13.49%	≥	$423,829	≥	10.50%	≥	$403,647	≥	10.00%
Tier 1 capital (to risk weighted assets)	$505,190	12.52%	≥	$343,100	≥	8.50%	≥	$322,918	≥	8.00%
Tier 1 capital (to average assets)	$505,190	11.91%	≥	$169,649	≥	4.00%	≥	$212,062	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$505,190	12.52%	≥	$282,553	≥	7.00%	≥	$262,371	≥	6.50%

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

December 31, 2024 and 2023

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2024	2023	2022
Net income	$47,671	$33,401	$18,659
Less: dividends declared, Preferred Series A stock	4,749	4,736	1,418
Net income available to common shareholders	$42,922	$28,665	$17,241
Weighted-average shares outstanding for basic earnings per common share	13,656,859	13,583,553	13,465,196
Dilutive effect of stock compensation and other dilutive securities	392,542	209,894	289,414
Dilutive effect of Preferred Series A stock	3,084,444	3,084,444	—
Weighted-average shares outstanding for diluted earnings per common share	17,133,845	16,877,891	13,754,610
Basic earnings per share	$3.14	$2.11	$1.28
Diluted earnings per share	$2.78	$1.98	$1.25

At December 31, 2022, the dilutive effects of convertible preferred stock were excluded from diluted earnings per share due to their anti-dilutive effects on the computation.

17.
Derivative Financial Instruments

Cash Flow Hedges

On October 31, 2024, the Company entered into a ten year and four-month receive-fixed interest rate swap agreement with a notional amount of $100 million and a receive-fixed interest rate of 3.728%. Counterparty settlements begin on April 30, 2025. The instrument is designated as a cash flow hedge, and changes in fair value are recognized in other comprehensive income. The facility is scheduled to mature on April 30, 2035.

On September 4, 2024, the Company entered into a five-year pay-fixed interest rate swap agreement which was scheduled to mature on September 4, 2029. The facility was discontinued on October 4, 2024, and a gain of $755,000 was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, into interest expense through the maturity date of the contract.

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

For the years ended December 31, 2024, 2023 and 2022, approximately $2.3 million, $1.3 million, and $317,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At December 31, 2024, the Company expected $2.4 million of the unrealized gain to be reclassified as a reduction of interest expense during 2025.

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

December 31, 2024 and 2023

from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2024, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2024, the Company's derivative assets and liabilities each totaled $6.5 million and $8.7 million, respectively.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2024 and 2023.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2024
Cash flow hedges:
Receive-fixed interest rate swap	$100,000	$—	$2,161	USD Fed Funds-H.15	3.73%	10.3
Total cash flow hedges	100,000	—	2,161
Fair value hedges:
Risk participation agreements purchased	$120,007	$8	$—	—	5.93%	1.7
Risk participation agreements sold	102,428	—	1	—	4.65%	2.7
Commercial loan one-way interest rate swaps	58,744	204	231	7.04%	—	2.6
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	233,348	652	5,615	—	6.04%	2.7
Financial institution counterparty	233,348	5,615	652	6.04%	—	2.7
Total fair value hedges	747,875	6,479	6,499
Total derivatives	$847,875	$6,479	$8,660

December 31, 2023
Cash flow hedges:
Pay-fixed interest rate swap	$200,000	$—	$1,541	3.60%	USD Fed Funds-H.15	5.0
Total cash flow hedges	200,000	—	1,541
Fair value hedges:
Risk participation agreements purchased	$13,935	$—	$20	—	5.80%	2.5
Risk participation agreements sold	54,383	6	—	—	5.06%	3.9
Commercial loan one-way interest rate swaps	32,477	48	352	7.02%	—	3.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	216,766	2,327	6,447	—	5.86%	3.7
Financial institution counterparty	216,766	6,447	2,327	5.86%	—	3.7
Total fair value hedges	534,327	8,828	9,146
Total derivatives	$734,327	$8,828	$10,687

(1) Weighted average rate.

(2) Weighted average life (in years).

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

18.
Core Deposit Intangibles, Net

Goodwill and other intangible assets were $18.8 million and $19.0 million as of December 31, 2024 and 2023, respectively.

Amortization expense of the core deposit intangible (“CDI”) was approximately $162,000 for each of the years ended December 31, 2024, 2023 and 2022. The remaining weighted average life is 5 years at December 31, 2024.

Scheduled amortization of CDI at December 31, 2024 are as follows:

(Dollars in thousands)	CDI Amortization
2025	$162
2026	162
2027	162
2028	162
2029	159
$807

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

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

(Dollars in thousands)	December 31,
ASSETS	2024	2023
Cash and cash equivalents	$2,171	$1,890
Investment in subsidiary	568,177	525,127
Other assets	4,507	6,988
Total assets	$574,855	$534,005
LIABILITIES AND SHAREHOLDERS' EQUITY
Other borrowings	$111,634	$119,428
Other liabilities	2,502	2,603
Total liabilities	114,136	122,031
Shareholders' equity:
Series A Convertible Non-Cumulative Preferred Stock	69	69
Series B Convertible Perpetual Preferred Stock	—	—
Common stock	13,848	13,683
Common stock - non-voting	—	—
Additional paid-in capital	321,696	319,613
Retained earnings	121,697	78,775
Accumulated other comprehensive income	4,508	933
Treasury stock: at cost	(1,099)	(1,099)
Total shareholders' equity	460,719	411,974
Total liabilities & shareholders' equity	$574,855	$534,005

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2024 and 2023

Condensed Statements of Income and Comprehensive Income of the Company (Parent company only) for the periods are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Interest income:
Dividends from subsidiary	$20,000	$—	$—
Total interest income	20,000	—	—
Interest expense:
Interest on notes payable	7,617	7,657	4,605
Total interest expense	7,617	7,657	4,605
Net interest income (expense)	12,383	(7,657)	(4,605)
Noninterest expense:
Legal and professional	699	760	302
Other	794	836	230
Total noninterest expense	1,493	1,596	532
Net income (loss) before income tax expense and equity in undistributed earnings of subsidiaries	10,890	(9,253)	(5,137)
Income tax benefit	1,963	1,943	1,087
Net income (loss) before equity in undistributed earnings of subsidiaries	12,853	(7,310)	(4,050)
Equity in undistributed earnings of subsidiaries	34,818	40,711	22,709
Net income	$47,671	$33,401	$18,659
Comprehensive income	$51,246	$36,437	$15,163

Condensed Statements of Cash Flows of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$47,671	$33,401	$18,659
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(34,818)	(40,711)	(22,709)
Amortization of subordinated debt issuance costs	206	205	154
Net change in other assets	2,481	(3,193)	(1,938)
Net change in other liabilities	(101)	125	1,278
Net cash from (used in) operating activities	15,439	(10,173)	(4,556)
Cash flows from investing activities:
Capital investment in subsidiary	(3,000)	—	(173,000)
Net cash used in investing activities	(3,000)	—	(173,000)
Cash flows from financing activities:
Proceeds from (repayment of) line of credit - senior debt	(8,000)	8,000	29,875
Net proceeds from subordinated debt issuance	—	—	80,194
Net proceeds from issuance of preferred stock	—	—	66,225
Registration costs for securities issued in private placement	(65)	—	—
Net proceeds from issuance of common stock	—	—	856
Dividends paid on Series A preferred stock	(4,749)	(4,736)	(221)
Proceeds from stock warrants exercised	—	47	—
Proceeds from stock options exercised	656	—	672
Net cash (used in) provided by financing activities	(12,158)	3,311	177,601
Change in cash and cash equivalents	281	(6,862)	45
Cash and cash equivalents at beginning of period	1,890	8,752	8,707
Cash and cash equivalents at end of period	$2,171	$1,890	$8,752