Form 10-Q
period 2025-03-31
Third Coast Bancshares, Inc.
filed 2025-05-06
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 13,833,289 shares of common stock, par value $1.00 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 5, 2025. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2025	2024
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$218,990	$371,157
Federal funds sold	110,379	50,045
Total cash and cash equivalents	329,369	421,202
Interest bearing time deposits in other banks	359	356
Investment securities available-for-sale	397,442	384,025
Loans, net of allowance for credit losses of $40,456 and $40,304 at March 31, 2025 and December 31, 2024, respectively	3,947,583	3,926,121
Accrued interest receivable	26,752	25,820
Premises and equipment, net	25,669	26,230
Bank-owned life insurance	74,018	68,341
Non-marketable equity securities, at cost	15,994	15,980
Deferred tax asset, net	9,176	11,445
Derivative assets	3,052	6,479
Right-of-use asset - operating leases	19,370	19,863
Goodwill and other intangible assets	18,801	18,841
Other assets	29,404	17,743
Total assets	$4,896,989	$4,942,446
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$448,542	$602,082
Interest bearing	3,800,001	3,708,416
Total deposits	4,248,543	4,310,498
Accrued interest payable	7,044	6,281
Derivative liabilities	3,527	8,660
Lease liability - operating leases	20,425	20,900
Other liabilities	25,979	23,754
Line of credit - Senior Debt	30,875	30,875
Note payable - Subordinated Debentures, net	80,810	80,759
Total liabilities	4,417,203	4,481,727
Commitments and contingent liabilities - See Notes 10 and 19
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at March 31, 2025 and December 31, 2024	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at March 31, 2025 and December 31, 2024	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,903,748 and 13,848,242 issued; and 13,825,286 and 13,769,780 outstanding at March 31, 2025 and December 31, 2024, respectively	13,904	13,848
Common stock - non-voting, $1 par value; 3,500,000 shares authorized at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	322,456	321,696
Retained earnings	134,115	121,697
Accumulated other comprehensive income	10,341	4,508
Treasury stock: at cost; 78,462 shares at March 31, 2025 and December 31, 2024	(1,099)	(1,099)
Total shareholders' equity	479,786	460,719
Total liabilities and shareholders' equity	$4,896,989	$4,942,446

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2025	2024
Interest income:
Loans, including fees	$73,087	$70,671
Investment securities available-for-sale	5,693	3,093
Federal funds sold and other	1,986	5,112
Total interest income	80,766	78,876
Interest expense:
Deposit accounts	36,226	38,698
FHLB advances and other borrowings	1,743	2,099
Total interest expense	37,969	40,797
Net interest income	42,797	38,079
Provision for credit losses	450	1,560
Net interest income after provision for credit losses	42,347	36,519
Noninterest income:
Service charges and fees	2,277	1,505
Earnings on bank-owned life insurance	677	582
(Loss) gain on sale of investment securities available-for-sale	(228)	157
Gain on sales of SBA loans	30	30
Other	351	69
Total noninterest income	3,107	2,343
Noninterest expense:
Salaries and employee benefits	18,341	16,502
Occupancy and equipment expense	3,282	3,045
Legal and professional	1,431	1,385
Data processing and network expense	1,120	1,418
Regulatory assessments	1,306	980
Advertising and marketing	409	355
Software purchases and maintenance	811	817
Loan operations	269	226
Telephone and communications	175	134
Other	964	1,052
Total noninterest expense	28,108	25,914
Net income before income tax expense	17,346	12,948
Income tax expense	3,757	2,581
Net income	13,589	10,367
Preferred stock dividends declared	1,171	1,171
Net income available to common shareholders	$12,418	$9,196
Earnings per common share:
Basic earnings per share	$0.90	$0.68
Diluted earnings per share	$0.78	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$13,589	$10,367
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of tax	4,185	(855)
Reclassification for net losses (gains) realized through the sale of securities, net of tax	181	(124)
Other comprehensive income (loss) on securities	4,366	(979)
Unrealized gain on derivatives:
Unrealized holding gain arising during the period, net of tax	1,707	3,267
Gain on termination of derivative instruments, net of tax	360	—
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period, net of tax	(600)	(352)
Other comprehensive income on derivatives	1,467	2,915
Total other comprehensive income	5,833	1,936
Total comprehensive income	$19,422	$12,303

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$411,974
Net income	—	—	—	—	—	10,367	—	—	10,367
Share-based compensation	—	—	—	—	356	—	—	—	356
Stock options exercised	—	—	17	—	154	—	—	—	171
Restricted stock grants	—	—	32	—	(32)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(1)	—	(14)	—	—	—	(15)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,936	—	1,936
Preferred dividends declared - Series A, $16.88 per share	—	—	—	—	—	(1,171)	—	—	(1,171)
Balance, March 31, 2024	$69	$—	$13,731	$—	$320,077	$87,971	$2,869	$(1,099)	$423,618

Balance, December 31, 2024	$69	$—	$13,848	$—	$321,696	$121,697	$4,508	$(1,099)	$460,719
Net income	—	—	—	—	—	13,589	—	—	13,589
Share-based compensation	—	—	—	—	332	—	—	—	332
Stock options exercised	—	—	38	—	473	—	—	—	511
Restricted stock grants	—	—	23	—	(23)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(5)	—	(22)	—	—	—	(27)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,833	—	5,833
Preferred dividends declared - Series A, $16.88 per share	—	—	—	—	—	(1,171)	—	—	(1,171)
Balance, March 31, 2025	$69	$—	$13,904	$—	$322,456	$134,115	$10,341	$(1,099)	$479,786

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$13,589	$10,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	450	1,560
Changes in deferred tax, net	718	—
Share-based compensation	332	356
Loss (gain) on sale of investment securities available-for-sale	228	(157)
Gain on sale of SBA loans	(30)	(30)
Write-up of other real estate owned	(306)	—
Loss on disposal of fixed assets	8	—
Accretion of premium on securities, net	(154)	(228)
Accretion of gain on terminated cash flow hedges	(759)	(445)
Accretion of loan fees	(2,424)	(1,365)
Amortization of subordinated debt origination costs	51	51
Depreciation and amortization	1,199	1,077
Earnings on bank-owned life insurance	(677)	(582)
Net change in operating leases	18	78
Net change in derivative assets and liabilities	455	(486)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(5,137)	(3,670)
Accrued interest payable and other liabilities	2,914	2,901
Net cash provided by operating activities	10,475	9,427
Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	(3)	—
Net purchase of non-marketable equity securities	(14)	(54)
Investment securities available-for-sale activity:
Purchases	(31,680)	(76,914)
Sales	13,638	5,300
Maturities, calls and principal paydowns	10,076	2,555
Proceeds from termination of derivative instruments	456	—
Net originations on loans held for investment	(26,713)	(106,136)
Net (additions) deletions to bank premises and equipment	(490)	753
Proceeds from sales of foreclosed assets	90	—
Purchase of bank-owned life insurance	(5,000)	—
Net cash used in investing activities	(39,640)	(174,496)
Cash flows from financing activities:
Net (decrease) increase in deposits	(61,955)	247,525
Net proceeds from line of credit - senior debt	—	5,000
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(27)	(15)
Proceeds from stock options exercised	511	171
Dividends paid on Series A preferred stock	(1,197)	(1,197)
Net cash (used in) provided by financing activities	(62,668)	251,484
Change in cash and cash equivalents	(91,833)	86,415
Cash and cash equivalents at beginning of period	421,202	411,845
Cash and cash equivalents at end of period	$329,369	$498,260

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$37,206	$41,664
Cash paid for income taxes	$273	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$7,674	$—
Right of use lease assets obtained in exchange for operating lease liabilities	$106	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2024 and 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2025. The December 31, 2024 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2024.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the full year ending December 31, 2025. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

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

March 31, 2025 and December 31, 2024

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

Allowance for Credit Losses

The Company utilizes Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to measure portfolio credit losses. The standard applies an “expected loss” model which encompasses allowances for losses expected to be incurred over the life of the portfolio. The current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

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

March 31, 2025 and December 31, 2024

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. The related servicing assets receivable were not material to the consolidated financial statements at March 31, 2025 and December 31, 2024.

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

March 31, 2025 and December 31, 2024

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

March 31, 2025 and December 31, 2024

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $409,000 and $355,000 for the three months ended March 31, 2025 and 2024, respectively, and are included within noninterest expense in the accompanying consolidated statements of income.

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

March 31, 2025 and December 31, 2024

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

The carrying amount of securities and their approximate fair values as of March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Securities available-for-sale:
U.S government and agency securities	$15,796	$—	$130	$15,666
State and municipal securities	7,500	4	15	7,489
Mortgage-backed securities and collateralized mortgage obligations	240,401	2,973	99	243,275
Corporate bonds	130,292	2,146	1,426	131,012
	$393,989	$5,123	$1,670	$397,442

December 31, 2024
Securities Available-for-sale:
U.S. government and agency securities	$17,548	$—	$129	$17,419
State and municipal securities	1,700	3	4	1,699
Mortgage-backed securities and collateralized mortgage obligations	238,440	1,299	1,136	238,603
Corporate bonds	128,409	1,214	3,319	126,304
	$386,097	$2,516	$4,588	$384,025

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2025, by contractual maturity, are shown below.

	March 31, 2025
	Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,488	$9,469
Due from one year to five years	11,315	11,608
Due from five to ten years	118,967	119,391
Over ten years	13,818	13,699
	153,588	154,167
Mortgage-backed securities and collateralized mortgage obligations	240,401	243,275
	$393,989	$397,442

The following table summarizes securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in thousands)	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
March 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$9	$7,970	$121	$7,696	$130	$15,666
State and municipal securities	15	984	—	—	15	984
Mortgage-backed securities and collateralized mortgage obligations	53	24,215	46	4,268	99	28,483
Corporate bonds	101	20,434	1,325	42,021	1,426	62,455
	$178	$53,603	$1,492	$53,985	$1,670	$107,588

December 31, 2024
Securities available-for-sale:
U.S. government and agency securities	$79	$13,688	$50	$3,731	$129	$17,419
State and municipal securities	4	995	—	—	4	995
Mortgage-backed securities and collateralized mortgage obligations	1,111	131,177	25	288	1,136	131,465
Corporate bonds	649	47,183	2,670	45,820	3,319	93,003
	$1,843	$193,043	$2,745	$49,839	$4,588	$242,882

There were 43 investments in an unrealized loss position at March 31, 2025, and 73 investments in an unrealized loss position at December 31, 2024. As of March 31, 2025 and December 31, 2024, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of March 31, 2025 and December 31, 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

The following table summarizes proceeds received from the sale of securities and their related gross gains and losses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Investment securities available-for-sale:
Proceeds from sales	$13,638	$5,300
Gross gain	—	157
Gross loss	228	—
Net (loss) gain	$(228)	$157

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$420,902	$448,134
Non-farm non-residential non-owner occupied	633,227	652,119
Residential	335,285	336,736
Construction, development & other	846,166	871,373
Farmland	30,783	30,915
Commercial & industrial	1,605,243	1,497,408
Consumer	1,443	1,859
Municipal and other	114,990	127,881
	3,988,039	3,966,425
Allowance for credit losses	(40,456)	(40,304)
Loans, net	$3,947,583	$3,926,121

Total loans are presented net of unaccreted discounts and net deferred fees totaling $17.6 million and $16.6 million at March 31, 2025 and December 31, 2024, respectively.

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

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due 90 days or more segregated by class of loans were as follows:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$3,100	$3,100	$—	$10,433	$9,757	$—
Residential	2,616	2,616	1,169	2,226	2,226	1,169
Construction, development & other	358	358	—	400	—	—
Commercial & industrial	10,992	3,849	334	13,714	4,644	4
	$17,066	$9,923	$1,503	$26,773	$16,627	$1,173

Based on management's evaluation of the value of collateral securing the non-accrual loans, $9.9 million and $16.6 million of the non-accrual loans did not have a specific allowance for credit loss at March 31, 2025 and December 31, 2024, respectively.

If non-accrual loans had continued to accrue interest in accordance with their original terms, approximately $256,000 and $324,000 of interest income would have been recognized in the three months ended March 31, 2025 and 2024, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

An age analysis of past due loans, segregated by class of loans, was as follows:

(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
March 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$2,495	$—	$3,100	$5,595	$415,307	$420,902
Non-farm non-residential non-owner occupied	307	—	—	307	632,920	633,227
Residential	7,072	—	3,785	10,857	324,428	335,285
Construction, development & other	459	—	358	817	845,349	846,166
Farmland	—	—	—	—	30,783	30,783
Commercial & industrial	5,262	512	11,326	17,100	1,588,143	1,605,243
Consumer	—	—	—	—	1,443	1,443
Municipal and other	185	33	—	218	114,772	114,990
	$15,780	$545	$18,569	$34,894	$3,953,145	$3,988,039

December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$513	$—	$10,433	$10,946	$437,188	$448,134
Non-farm non-residential non-owner occupied	—	—	—	—	652,119	652,119
Residential	1,929	404	3,395	5,728	331,008	336,736
Construction, development & other	2,812	—	400	3,212	868,161	871,373
Farmland	—	—	—	—	30,915	30,915
Commercial & industrial	660	383	13,718	14,761	1,482,647	1,497,408
Consumer	—	—	—	—	1,859	1,859
Municipal and other	115	—	—	115	127,766	127,881
	$6,029	$787	$27,946	$34,762	$3,931,663	$3,966,425

Loan Modifications to Borrowers Experiencing Financial Difficulty

A loan is considered modified under ASU 2022-02 if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

For the three months ended March 31, 2025, and the year ended December 31, 2024, no loans were modified for borrowers experiencing financial difficulty.

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of March 31, 2025 and December 31, 2024, there were no modified loans in the previous twelve-month period that were in default.

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

March 31, 2025 and December 31, 2024

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

The following tables summarize the Company’s internal ratings of its loans at March 31, 2025 and December 31, 2024:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$406,337	$4,902	$9,663	$—	$420,902
Non-farm non-residential non-owner occupied	633,111	—	116	—	633,227
Residential	332,009	493	2,783	—	335,285
Construction, development & other	842,996	2,812	358	—	846,166
Farmland	30,783	—	—	—	30,783
Commercial & industrial	1,583,059	13,451	8,733	—	1,605,243
Consumer	1,443	—	—	—	1,443
Municipal and other	114,990	—	—	—	114,990
	$3,944,728	$21,658	$21,653	$—	$3,988,039

December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development & other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial & industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
	$3,907,370	$26,551	$31,694	$810	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

The following tables summarize the Company's loans by risk grades, loan class and vintage, at March 31, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
March 31, 2025
Real estate loans:
Non-farm non-residential owner occupied
Pass	$15,676	$72,761	$39,485	$83,449	$95,200	$92,206	$7,560	$406,337
Special Mention	—	—	—	4,136	—	766	—	4,902
Substandard	1,090	1,116	92	611	4,283	2,471	—	9,663
Total Non-Farm non-residential owner-occupied	$16,766	$73,877	$39,577	$88,196	$99,483	$95,443	$7,560	$420,902
Non-farm non-residential non-owner occupied
Pass	$39,089	$99,726	$78,688	$154,625	$188,972	$47,120	$24,891	$633,111
Substandard	—	116	—	—	—	—	—	116
Total Non-Farm non-residential non owner-occupied	$39,089	$99,842	$78,688	$154,625	$188,972	$47,120	$24,891	$633,227
Residential
Pass	$20,731	$46,059	$84,350	$89,259	$64,028	$24,466	$3,116	$332,009
Special Mention	—	493	—	—	—	—	—	493
Substandard	—	2,138	111	226	—	308	—	2,783
Total Residential	$20,731	$48,690	$84,461	$89,485	$64,028	$24,774	$3,116	$335,285
Construction, development & other
Pass	$25,351	$116,526	$67,277	$72,930	$49,945	$4,070	$506,897	$842,996
Special Mention	—	2,812	—	—	—	—	—	2,812
Substandard	—	358	—	—	—	—	—	358
Total Construction, development & other	$25,351	$119,696	$67,277	$72,930	$49,945	$4,070	$506,897	$846,166
Farmland
Pass	$368	$3,610	$9,583	$10,480	$1,058	$720	$4,964	$30,783
Total Farmland	$368	$3,610	$9,583	$10,480	$1,058	$720	$4,964	$30,783
Commercial & industrial
Pass	$57,229	$185,994	$146,088	$84,144	$51,213	$12,830	$1,045,561	$1,583,059
Special Mention	—	175	—	—	—	—	13,276	13,451
Substandard	—	1,548	1,852	1,644	333	1,272	2,084	8,733
Total Commercial & industrial	$57,229	$187,717	$147,940	$85,788	$51,546	$14,102	$1,060,921	$1,605,243
Consumer
Pass	$77	$139	$689	$351	$35	$152	$—	$1,443
Total Consumer	$77	$139	$689	$351	$35	$152	$—	$1,443
Municipal and other
Pass	$185	$45,378	$22,014	$6,243	$1,787	$913	$38,470	$114,990
Total Municipal and other	$185	$45,378	$22,014	$6,243	$1,787	$913	$38,470	$114,990
Total Loans	$159,796	$578,949	$450,229	$508,098	$456,854	$187,294	$1,646,819	$3,988,039

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied
Pass	$84,206	$33,385	$92,614	$105,816	$55,673	$46,492	$7,883	$426,069
Special Mention	—	—	4,158	—	—	939	—	5,097
Substandard	2,324	2,828	611	4,334	5,243	1,628	—	16,968
Total Non-Farm non-residential owner-occupied	$86,530	$36,213	$97,383	$110,150	$60,916	$49,059	$7,883	$448,134
Non-farm non-residential non-owner occupied
Pass	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Total Non-Farm non-residential non owner-occupied	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Residential
Pass	$57,119	$86,144	$91,969	$69,532	$16,698	$9,193	$2,669	$333,324
Special Mention	495	—	—	—	—	—	—	495
Substandard	2,144	112	231	—	430	—	—	2,917
Total Residential	$59,758	$86,256	$92,200	$69,532	$17,128	$9,193	$2,669	$336,736
Construction, development & other
Pass	$111,715	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$868,160
Special Mention	2,812	—	—	—	—	—	—	2,812
Substandard	401	—	—	—	—	—	—	401
Total Construction, development & other	$114,928	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$871,373
Farmland
Pass	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Total Farmland	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Commercial & industrial
Pass	$193,973	$149,785	$94,726	$63,161	$9,524	$7,453	$948,421	$1,467,043
Special Mention	2,695	—	—	—	—	—	15,452	18,147
Substandard	1,841	2,930	2,456	366	—	1,279	2,536	11,408
Doubtful	—	—	810	—	—	—	—	810
Total Commercial & industrial	$198,509	$152,715	$97,992	$63,527	$9,524	$8,732	$966,409	$1,497,408
Consumer
Pass	$118	$769	$392	$67	$78	$98	$337	$1,859
Total Consumer	$118	$769	$392	$67	$78	$98	$337	$1,859
Municipal and other
Pass	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Municipal and other	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Loans	$607,745	$554,200	$552,733	$510,037	$110,352	$100,986	$1,530,372	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

The following tables summarize the Company's gross charge-offs by origination year and loan class for the three months ended March 31, 2025 and the year ended December 31, 2024.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
March 31, 2025:
Commercial & industrial	$—	$—	$—	$(810)	$—	$—	$—	$(810)
Total Charge-Offs	$—	$—	$—	$(810)	$—	$—	$—	$(810)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024:
Real estate loans:
Non-farm non-residential non-owner occupied	$—	$—	$—	$—	$—	$(598)	$—	$(598)
Commercial & industrial	—	—	(923)	—	(1,198)	(1,243)	(287)	(3,651)
Municipal and other	—	(12)	(40)	(15)	—	—	—	(67)
Total Charge-Offs	$—	$(12)	$(963)	$(15)	$(1,198)	$(1,841)	$(287)	$(4,316)

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

March 31, 2025 and December 31, 2024

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended March 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$3,015	$(200)	$—	$—	$2,815
Non-farm non-residential non-owner occupied	4,460	(687)	—	350	4,123
Residential	2,014	7	—	—	2,021
Construction, development & other	14,728	(237)	—	—	14,491
Farmland	187	(9)	—	—	178
Commercial & industrial	15,370	1,797	(810)	62	16,419
Consumer	10	(3)	—	—	7
Municipal and other	520	(118)	—	—	402
	$40,304	$550	$(810)	$412	$40,456

Three Months Ended March 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$(16)	$—	$—	$4,295
Non-farm non-residential non-owner occupied	5,541	(330)	—	—	5,211
Residential	2,341	(199)	—	—	2,142
Construction, development & other	5,853	(177)	—	—	5,676
Farmland	244	(33)	—	—	211
Commercial & industrial	17,617	2,742	(812)	86	19,633
Consumer	14	(3)	—	1	12
Municipal and other	1,101	(124)	(27)	10	960
	$37,022	$1,860	$(839)	$97	$38,140

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at March 31, 2025 and 2024.

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

The following tables present the amortized cost basis of collateral dependent loans, both with and without specific reserves, which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
March 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$3,100	$—	$—	$3,100
Residential	2,616	—	—	2,616
Construction, development & other	358	—	—	358
Commercial & industrial	—	10,894	2,182	13,076
	$6,074	$10,894	$2,182	$19,150

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$10,312	$—	$—	$10,312
Non-farm non-residential non-owner occupied	120	—	—	120
Residential	2,226	—	—	2,226
Construction, development & other	401	—	—	401
Commercial & industrial	—	13,045	3,205	16,250
	$13,059	$13,045	$3,205	$29,309

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	March 31, 2025	December 31, 2024
Building and building improvements	30 years and 3 - 10 years	$13,984	$13,824
Land		3,894	3,894
Equipment	3 - 5 years	7,358	7,284
Leasehold improvements	3 - 10 years	13,866	13,834
Furniture and fixtures	3 - 5 years	5,432	5,451
Automobiles	5 years	58	—
Construction in process		174	—
		44,766	44,287
Accumulated depreciation		(19,097)	(18,057)
		$25,669	$26,230

Depreciation expense was approximately $1.0 million and $957,000 for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Transaction accounts:
Noninterest bearing demand accounts	$448,542	$602,082
Interest bearing demand accounts	3,124,663	3,101,147
Savings	24,742	27,843
Total transaction accounts	3,597,947	3,731,072
Time deposits	650,596	579,426
Total deposits	$4,248,543	$4,310,498

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $461.9 million and $378.5 million as of March 31, 2025 and December 31, 2024, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

Scheduled maturities of time deposits at March 31, 2025 are as follows:

(Dollars in thousands)	Maturities by Year
2025 (nine months remaining)	$424,135
2026	215,731
2027	4,715
2028	4,165
2029	1,743
2030	104
Thereafter	3
$650,596

At March 31, 2025 and December 31, 2024, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $190,000 and $256,000, respectively.

6.
Income Taxes

During the three months ended March 31, 2025 and 2024, the Company recorded income tax provision expense of $3.8 million and $2.6 million, respectively, reflecting an effective tax rate of 21.7% and 19.9%, respectively. The effective tax rate for the three months ended March 31, 2025 was greater than the statutory tax rate of 21% due to the prospective reclassification of state income tax expense from noninterest expense beginning in April 2024.

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of March 31, 2025 and December 31, 2024, borrowing capacity available under this arrangement was $684.7 million and $623.7 million, respectively. The Company had no FHLB advances outstanding at March 31, 2025 and December 31, 2024. Letters of credit with the FHLB in the amount of $494.2 million were issued at March 31, 2025. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from April 2025 through October 2026.

Line of Credit - Senior Debt

The Company has a $55.0 million revolving line of credit facility which was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At both March 31, 2025 and December 31, 2024, the outstanding balance was $30.9 million.

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

March 31, 2025 and December 31, 2024

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At both March 31, 2025 and December 31, 2024, the Company had $82.3 million in outstanding principal and $1.5 million in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of both March 31, 2025 and December 31, 2024, total borrowing capacity under this arrangement was $1.5 billion. The Company had no advances outstanding under these lines as of March 31, 2025 or December 31, 2024.

Federal Funds Lines of Credit

At both March 31, 2025 and December 31, 2024, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at March 31, 2025 and December 31, 2024.

8.
Stock Options and Warrants

2013 Stock Option Plan

Upon shareholder approval in 2008, the Bank adopted the 2008 Stock Option Plan. In 2013, upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At March 31, 2025, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At March 31, 2025, there were 82,536 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Company adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At March 31, 2025, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

Stock Options

The Company grants stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the three months ended March 31, 2025 were granted with an exercise price of $35.40. Options granted during the three months ended March 31, 2024 were granted with an exercise price ranging from $19.50 to $19.59.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the three months ended March 31, 2025: risk-free interest rate of 4.47%; dividend yield of 0.00%; estimated volatility of 24.25%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the three months ended March 30, 2024: risk-free interest rate ranging from 3.84% to 3.95%, dividend yield of 0.00%; estimated volatility ranging from 23.42% to 23.49%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expense of $132,000 and $124,000, respectively, associated with stock options. As of March 31, 2025, there was approximately $1.1 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining period of 5.74 years. Forfeitures are recognized as they occur.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

A summary of stock option activity for the three months ended March 31, 2025 and 2024 is presented below:

	March 31, 2025		March 31, 2024
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	944,255	$18.76	1,126,023	$17.72
Granted during the period	5,000	35.40	10,000	19.55
Forfeited during the period	(3,916)	16.78	(44,231)	16.14
Exercised during the period	(41,089)	17.74	(16,797)	11.27
Outstanding at the end of period	904,250	$18.91	1,074,995	$17.90
Options exercisable at end of period	604,580	$18.13	654,855	$16.55
Weighted-average grant date fair value of options granted during the period		$13.87		$7.19

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $13.1 million and $9.2 million, respectively, at March 31, 2025. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $2.8 million and $2.5 million, respectively, at March 31, 2024.

The intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was approximately $642,000 and $146,000, respectively.

A summary of the activity in the Company’s nonvested shares for the three months ended March 31, 2025 and 2024 is as follows:

	March 31, 2025		March 31, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	320,970	$4.50	447,970	$3.94
Granted during the period	5,000	13.87	10,000	7.19
Vested during the period	(26,300)	3.47	(31,230)	3.22
Forfeited during the period	—	—	(6,600)	3.05
Nonvested at end of period	299,670	$4.75	420,140	$4.08

Warrants

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share ("Series B Preferred Stock"), or non-voting common stock, par value $1.00 per share ("Non-Voting Common Stock"), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The weighted average remaining contractual life of the outstanding Preferred Warrants was 4.50 years as of March 31, 2025.

As of both March 31, 2025 and 2024, the Company had Preferred Warrants for 175,000 underlying shares outstanding and exercisable at a weighted average exercise price of $22.50.

Restricted Stock Awards

The Company grants restricted stock awards (“RSAs”) to certain directors, executive officers and employees of the Company. Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Holders of restricted stock have full voting rights. Generally, the awards vest ratably over a two-to-four year period but vesting periods may vary. The RSAs have a 10-year contractual term.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

A summary of the activity for non-vested RSAs for the three months ended March 31, 2025 and 2024 is presented below:

	March 31, 2025		March 31, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	98,240	$19.38	110,224	$17.44
Granted during the period	23,221	32.38	32,153	19.81
Vested during the period	(33,332)	15.42	(22,697)	17.85
Forfeited during the period	(4,308)	25.80	—	—
Nonvested at the end of period	83,821	$23.01	119,680	$18.66

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. For the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expense associated with RSAs of approximately $200,000 and $232,000, respectively. As of March 31, 2025, there was approximately $1.7 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over a weighted average remaining period of 8.73 years.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of March 31, 2025, the Company's operating lease ROU asset and operating lease liability totaled $19.4 million and $20.4 million, respectively.

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

As of both March 31, 2025 and December 31, 2024, the weighted-average discount rate for the Company's operating leases was 4.73%. The Company's lease terms range from less than one year to one hundred forty-four months. As of March 31, 2025 and December 31, 2024, the weighted-average remaining term of the leases was 7.54 years and 7.7 years, respectively.

Lease costs for the three months ended March 31, 2025 and 2024 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$841	$832
Short-term lease cost	3	10
Variable lease cost	367	338
Total lease cost	$1,211	$1,180

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2030 and thereafter is presented below:

(Dollars in thousands)	March 31, 2025
2025 (nine months remaining)	$2,482
2026	3,373
2027	3,411
2028	3,222
2029	3,117
2030	2,670
Thereafter	5,966
Total undiscounted lease liability	24,241
Less: Discount on cash flows	(3,816)
Total operating lease liability	$20,425

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$1,578,283	$1,568,824
Standby letters of credit	13,878	13,966
Total	$1,592,161	$1,582,790

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

At March 31, 2025 and December 31, 2024, the allowance for credit losses related to off-balance sheet exposures was $1.3 million and $1.4 million, respectively, and is recorded in other liabilities on the consolidated balance sheets.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$1,438	$2,412
Reversal of provision for credit losses on off-balance sheet commitments	(100)	(300)
Total allowance for credit losses - off balance sheet commitments	$1,338	$2,112

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

March 31, 2025 and December 31, 2024

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

There were no transfers between levels during the three month period ended March 31, 2025 or during the year ended December 31, 2024.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At March 31, 2025:
Securities available-for-sale:
U.S government and agency securities	$—	$15,666	$—	$15,666
State and municipal securities	—	7,489	—	7,489
Mortgage-backed securities and collateralized mortgage obligations	—	243,275	—	243,275
Corporate bonds	—	131,012	—	131,012
Total investment securities available-for-sale	$—	$397,442	$—	$397,442
Derivative assets:
Pass-through interest rate swaps	$—	$2,980	$—	$2,980
Risk participation agreements	—	9	—	9
Pay-fixed interest rate swaps	—	63	—	63
Total derivative assets	$—	$3,052	$—	$3,052
Derivative liabilities:
Cash flow hedges	$—	$—	$—	$—
Pass-through interest rate swaps	—	2,980	—	2,980
Risk participation agreements	—	1	—	1
Pay-fixed interest rate swaps	—	546	—	546
Total derivative liabilities	$—	$3,527	$—	$3,527

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2025 and December 31, 2024:

Loans Evaluated Individually for Expected Credit Losses. At March 31, 2025, collateral dependent loans with a specific valuation allowance had carrying values of $9.2 million and specific valuation allowances totaling $1.0 million resulting in a net fair value of $8.2 million based on Level 3 inputs. At December 31, 2024, collateral dependent loans with a specific valuation allowance had carrying values of $12.7 million and specific valuation allowances totaling $1.7 million resulting in a net fair value of $11.0 million based on Level 3 inputs.

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

Foreclosed assets are included in other assets on the consolidated balance sheets. The following table presents the activity for foreclosed assets that were remeasured and recorded at fair value as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Balance at beginning of year, net of valuation allowance	$862	$—
Loans transferred to other real estate owned	7,674	940
Sales of other real estate owned	(90)	—
Charge-offs recognized in the allowance for credit losses	—	(21)
Write-up (write-down) included in other noninterest expense	306	(57)
Balance at end of period, net of valuation allowance	$8,752	$862

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

March 31, 2025 and December 31, 2024

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$329,369	$329,369	$421,202	$421,202
Interest bearing time deposits in other banks	359	359	356	356
Securities available-for-sale	397,442	397,442	384,025	384,025
Non-marketable securities	15,994	15,994	15,980	15,980
Accrued interest receivable	26,752	26,752	25,820	25,820
Bank-owned life insurance	74,018	74,018	68,341	68,341
Derivative assets	3,052	3,052	6,479	6,479
	$846,986	$846,986	$922,203	$922,203
Level 3 inputs
Loans, net	$3,947,583	$3,937,958	$3,926,121	$3,891,032
Financial liabilities:
Level 2 inputs
Deposits	$4,248,543	$4,115,393	$4,310,498	$4,135,929
Accrued interest payable	7,044	7,044	6,281	6,281
Note payable and line of credit	111,685	105,278	111,634	105,227
Derivative liabilities	3,527	3,527	8,660	8,660
	$4,370,799	$4,231,242	$4,437,073	$4,256,097

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

At March 31, 2025 and December 31, 2024, the Company had federal funds sold aggregating approximately $110.4 million and $50.0 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $65.2 million and $270.9 million, respectively, at March 31, 2025 and December 31, 2024. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

At March 31, 2025 and December 31, 2024, the Company had $217.7 million and $392.1 million, respectively, in outstanding notional derivative balances with one financial institution counterparty. The derivative positions represent credit risk.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

13.
Employee Benefit Plans

In 2009, the Company adopted the Third Coast Bank, SSB 401(k) Plan covering substantially all employees. Employees may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws. The Company may make a discretionary match of employees’ contributions based on a percentage of salary contributed by participants.

Effective July 1, 2022, the Company amended the Third Coast Bank, SSB 401(k) Plan and merged that plan into the Third Coast Bank, SSB Employee Stock Ownership Plan (the “Merged Plan”). In connection with this amendment and plan merger, on July 1, 2022, the Company registered an aggregate of 400,000 shares of the Company's common stock, par value $1.00 per share, for issuance to the Merged Plan in connection with elections by participants to allocate a portion of their plan account balances (up to the limits prescribed under the Merged Plan) to the Company stock fund investment option. The number of shares held by the Third Coast Bank, SSB Employee Stock Ownership Plan immediately prior to the plan merger was 149,461 shares. Under the Merged Plan, discretionary contributions made by the Company will be invested at the direction of the plan participant, in accordance with participant plan elections.

For the three months ended March 31, 2025 and 2024, Company contributions to the Merged Plan were approximately $407,000 and $388,000, respectively. Administrative expense related to the Merged Plan for the same three month periods totaled approximately $20,000 and $19,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

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

The Phantom Stock Plan is an unfunded plan whereby benefits are paid by the Company from its general assets, and participants have the rights of a general, unsecured creditor against the Company for any payments due hereunder. If a participant ceases, for any reason other than death or disability, to be a service provider, then the participant forfeits all rights to his or her outstanding PSUs. If the participant ceases to be a service provider due to the participant’s death or disability, then all unvested PSUs become fully vested on the date the participant ceases to be a service provider. For the three months ended March 31, 2025 and 2024, the Company had expensed $195,000 and $149,000, respectively, in deferred compensation related to the Phantom Stock Plan. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At March 31, 2025 and December 31, 2024, the aggregate amounts of loans to related parties were approximately $1.2 million and $1.5 million, respectively. During the three months ended March 31, 2025, loan originations to related parties totaled $70,000 and repayments from related parties totaled $378,000. Related party unfunded commitments at March 31, 2025 and December 31, 2024 were approximately $735,000 and $430,000, respectively. Deposits account balances for related parties at March 31, 2025 and December 31, 2024, totaled approximately $22.0 million and $18.9 million, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

Preferred Stock

On September 30, 2022, the Company adopted resolutions creating Series A Convertible Non-Cumulative Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock, with 69,400 shares authorized for each series. Series A Preferred Stock is convertible into: (i) shares of common stock, subject to a cap with respect to each purchaser equal to 9.9% of the total outstanding shares of common stock (or any class of voting securities of the Company) (the “Regulatory Cap”), and once the Regulatory Cap has been reached, (ii) shares of Series B Preferred stock, and (iii) Non-Voting Common Stock. The Regulatory Cap will be calculated in accordance with the Federal Reserve regulations and such calculation will include, as applicable, the ownership of any person to whom a holder of Series A Preferred Stock transfers capital stock of the Company and any person to whom such person transfers capital stock of the Company, in each case, other than transferees in a transfer of the type identified in the Federal Reserve Regulations at 12 C.F.R. § 225.9(a)(3)(ii), or any successor provision. The Certificate of Designation, Preferences and Rights of Series A Convertible Non-Cumulative Preferred Stock of Third Coast Bancshares, Inc. (the “Series A Certificate of Designation”) also contains an ownership cap, with respect to an initial acquirer of Series A Preferred Stock pursuant to the Investment Agreement, dated September 8, 2022, by and among the Company and the several purchasers thereto, all affiliates, and certain direct and indirect transferees, of one-third of the total equity of the Company calculated in accordance with the Federal Reserve Regulations at 12 C.F.R. § 225.34 (“Total Equity Limitations”).

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

Regulatory Matters

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the Texas Department of Banking is the Bank’s primary state regulator. The Bank remains as a member of the Federal Reserve System, and the Federal Reserve is the Bank’s primary federal regulator. The Federal Reserve also continues to be the Company’s primary federal regulator.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and Common Equity Tier 1 capital (as defined in the regulations)

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2025 and December 31, 2024, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2025 and December 31, 2024. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since March 31, 2025 that management believes have changed the Bank’s category.

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of March 31, 2025:
Total capital (to risk weighted assets)	$573,250	12.97%	≥	$464,176	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$450,645	10.19%	≥	$375,761	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$450,645	9.58%	≥	$188,157	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$384,485	8.70%	≥	$309,451	≥	7.00%		N/A		N/A
As of December 31, 2024:
Total capital (to risk weighted assets)	$559,871	12.68%	≥	$463,735	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$437,369	9.90%	≥	$375,405	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$437,369	9.12%	≥	$191,793	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$371,209	8.41%	≥	$309,157	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of March 31, 2025:
Total capital (to risk weighted assets)	$602,305	13.63%	≥	$463,874	≥	10.50%	≥	$441,785	≥	10.00%
Tier 1 capital (to risk weighted assets)	$560,511	12.69%	≥	$375,517	≥	8.50%	≥	$353,428	≥	8.00%
Tier 1 capital (to average assets)	$560,511	11.93%	≥	$187,965	≥	4.00%	≥	$234,956	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$560,511	12.69%	≥	$309,249	≥	7.00%	≥	$287,160	≥	6.50%
As of December 31, 2024:
Total capital (to risk weighted assets)	$586,569	13.29%	≥	$463,262	≥	10.50%	≥	$441,202	≥	10.00%
Tier 1 capital (to risk weighted assets)	$544,826	12.35%	≥	$375,021	≥	8.50%	≥	$352,961	≥	8.00%
Tier 1 capital (to average assets)	$544,826	11.37%	≥	$191,606	≥	4.00%	≥	$239,507	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$544,826	12.35%	≥	$308,841	≥	7.00%	≥	$286,781	≥	6.50%

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

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2025	2024
Net income	$13,589	$10,367
Less dividends declared, Series A Preferred Stock	1,171	1,171
Net income available to common shareholders	$12,418	$9,196
Weighted-average shares outstanding for basic earnings per common share	13,776,998	13,606,256
Dilutive effect of stock compensation and other dilutive securities	3,663,828	3,329,747
Weighted-average shares outstanding for diluted earnings per common share	17,440,826	16,936,003
Basic earnings per share	$0.90	$0.68
Diluted earnings per share	$0.78	$0.61

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

17.
Derivative Financial Instruments

Cash Flow Hedges

On October 31, 2024, the Company entered into a ten year and four-month receive-fixed interest rate swap agreement with a notional amount of $100 million which was scheduled to mature on April 30, 2035. The facility was discontinued on March 4, 2025, and a gain of $456,000 was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, as a reduction of interest expense through maturity date of the contract.

On September 4, 2024, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $100 million which was scheduled to mature on September 4, 2029. The facility was discontinued on October 4, 2024, and a gain of $755,000 was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, as a reduction of interest expense through maturity date of the contract.

On April 10, 2024, the Company terminated two five-year pay-fixed interest rate swap agreements with notional amounts of $100 million each which were scheduled to mature on December 6 and December 21, 2028, respectively. The termination resulted in a combined gain of $5.4 million. The gain is being accreted from other comprehensive income, net of deferred taxes, as a reduction of interest expense through the maturity date of the contracts.

For the three months ended March 31, 2025 and 2024, approximately $600,000 and $352,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At March 31, 2025, the Company expected approximately $2.4 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2025, no such deterioration was determined by management.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2025 and December 31, 2024

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At March 31, 2025, the Company's derivative assets and liabilities totaled $3.1 million and $3.5 million, respectively. The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2025 and December 31, 2024:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
March 31, 2025:
Fair value hedges:
Risk participation agreements purchased	$4,849	$9	$—	—	7.48%	3.6
Risk participation agreements sold	105,879	—	1	—	4.45%	2.4
Commercial loan one-way interest rate swaps	68,272	63	546	7.02%	—	2.5
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	149,436	858	2,122	—	6.31%	2.8
Financial institution counterparty	149,436	2,122	858	6.31%	—	2.8
Total fair value hedges	477,872	3,052	3,527
Total derivatives	$477,872	$3,052	$3,527

December 31, 2024:
Cash flow hedges:
Receive-fixed interest rate swap	$100,000	$—	$2,161	USD Fed Funds-H.15	3.73%	10.3
Total cash flow hedges	100,000	—	2,161
Fair value hedges:
Risk participation agreements purchased	120,007	8	—	—	5.93%	1.7
Risk participation agreements sold	102,428	—	1	—	4.65%	2.7
Commercial loan one-way interest rate swaps	58,744	204	231	7.04%	—	2.6
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	233,348	652	5,615	—	6.04%	2.7
Financial institution counterparty	233,348	5,615	652	6.04%	—	2.7
Total fair value hedges	747,875	6,479	6,499
Total derivatives	$847,875	$6,479	$8,660

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible

Goodwill and other intangible assets were $18.8 million each as of March 31, 2025 and December 31, 2024.

Amortization expense of the core deposit intangible (“CDI”) was approximately $40,000 for each of the three months ended March 31, 2025 and 2024. The remaining weighted average life is 4.75 years at March 31, 2025.

Scheduled amortization of CDI at September 30, 2024 are as follows:

(Dollars in thousands)	CDI Amortization
2025 (nine months remaining)	$122
2026	162
2027	162
2028	162
2029	159
$767

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and the “Company” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries, references in this Form 10-Q to the “Bank” refer to Third Coast Bank, a Texas banking association and our wholly owned bank subsidiary, and references in this Form 10-Q to “TCCC” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 5, 2025 and in Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate nineteen branches, with ten branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, five branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of March 31, 2025, we had, on a consolidated basis, total assets of $4.90 billion, total loans of $3.99 billion, total deposits of $4.25 billion and total shareholders’ equity of $479.8 million.

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

Conversion to State Bank

On March 13, 2024, the Bank completed its conversion from a Texas state savings bank to a Texas banking association. As a result of the conversion, the Texas Department of Banking is the Bank’s primary state regulator. The Bank remains as a member of the Federal Reserve System, and the Federal Reserve is the Bank’s primary federal regulator. The Federal Reserve also continues to be the Company’s primary federal regulator.

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)
Interest income	$80,766	$78,876	$1,890	2.4%
Interest expense	37,969	40,797	(2,828)	(6.9)%
Net interest income	42,797	38,079	4,718	12.4%
Provision for credit losses	450	1,560	(1,110)	(71.2)%
Noninterest income	3,107	2,343	764	32.6%
Noninterest expense	28,108	25,914	2,194	8.5%
Income before income taxes	17,346	12,948	4,398	34.0%
Income tax expense	3,757	2,581	1,176	45.6%
Net income	$13,589	$10,367	$3,222	31.1%

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

Three months ended March 31, 2025 vs. Three months ended March 31, 2024

Net interest income increased $4.7 million, or 12.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increased interest income from loan and investment securities growth offset by a decrease in federal funds sold, and a decrease in interest expense resulting from lower rates paid on interest-bearing deposits. Average loans increased from $3.67 billion for the three months ended March 31, 2024 to $3.98 billion for the three months ended March 31, 2025, with the growth well diversified in real estate loans and commercial loans. The yield on loans for the three months ended March 31, 2025 was 7.45%, compared to 7.75% for the three months ended March 31, 2024. Interest expense related to interest bearing deposit accounts was $36.2 million and $38.7 million for three months ended March 31, 2025 and 2024, respectively. Average interest-bearing deposits increased from $3.35 billion for the three months ended March 31, 2024 to $3.65 billion for the three months ended March 31, 2025. The average rate paid on interest-bearing deposits increased from 4.65% for the three months ended March 31, 2024 to 4.02% for the three months ended March 31, 2025. For the three months ended March 31, 2025, net interest margin and net interest spread were 3.80% and 3.09%, respectively, compared to 3.60% and 2.73%, respectively, for the three months ended March 31, 2024.

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

	For the Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$3,979,859	$73,087	7.45%	$3,665,378	$70,671	7.75%
Investment securities	398,115	5,693	5.80%	202,277	3,093	6.15%
Federal funds sold and other interest earning assets	186,893	1,986	4.31%	383,929	5,112	5.36%
Total interest-earning assets	4,564,867	80,766	7.18%	4,251,584	78,876	7.46%
Less: allowance for credit losses	(40,595)			(37,278)
Total interest-earning assets, net of allowance	4,524,272			4,214,306
Noninterest-earning assets	198,522			193,070
Total assets	$4,722,794			$4,407,376
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,652,006	$36,226	4.02%	$3,346,847	$38,698	4.65%
Note payable and line of credit	111,661	1,713	6.22%	120,884	2,099	6.98%
FHLB advances	2,551	30	4.77%	—	—	—
Total interest-bearing liabilities	3,766,218	37,969	4.09%	3,467,731	40,797	4.73%
Noninterest-bearing deposits	423,780			457,054
Other liabilities	60,755			61,945
Total liabilities	4,250,753			3,986,730
Shareholders’ equity	472,041			420,646
Total liabilities and shareholders' equity	$4,722,794			$4,407,376
Net interest income		$42,797			$38,079
Net interest spread(1)			3.09%			2.73%
Net interest margin(2)			3.80%			3.60%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $4.0 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively.

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

	For the Three Months Ended March 31, 2025 compared to 2024
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$5,428	$(3,012)	$2,416
Investment securities	2,944	(344)	2,600
Federal funds sold and other interest-earning assets	(2,644)	(482)	(3,126)
Total increase in interest income	$5,728	$(3,838)	$1,890
Interest-bearing liabilities:
Interest-bearing deposits	$3,179	$(5,651)	$(2,472)
Note payable and line of credit	(176)	(210)	(386)
FHLB advances	—	30	30
Total decrease in interest expense	$3,003	$(5,831)	$(2,828)
Increase in net interest income	$2,725	$1,993	$4,718

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

The provision for credit losses for the three months ended March 31, 2025 was $450,000, compared to $1.6 million for the three months ended March 31, 2024. The decrease in the provision for credit losses is a reflection of the improvement in asset quality. No provision for credit losses for securities was recorded for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the allowance for credit losses for loans totaled $40.5 million, or 1.01% of total loans, compared to $40.3 million, or 1.02% of total loans, as of December 31, 2024. At March 31, 2025, the allowance for credit losses for unfunded loan commitments was $1.3 million, compared to $1.4 million at December 31, 2024. No allowance for credit losses for securities was recorded as of March 31, 2025 or December 31, 2024.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)
Noninterest Income:
Service charges and fees	$2,277	$1,505	$772	51.3%
Earnings on bank-owned life insurance	677	582	95	16.3%
(Loss) gain on sale of investment securities available-for-sale	(228)	157	(385)	(245.2)%
Gain on sale of SBA loans	30	30	—	—
Other	351	69	282	408.7%
Total noninterest income	$3,107	$2,343	$764	32.6%

Three months ended March 31, 2025 vs. Three months ended March 31, 2024

The increase in noninterest income of $764,000 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to increased service charges and fees, offset by losses on the sales of investment securities.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$18,341	$16,502	$1,839	11.1%
Net occupancy and equipment expenses	3,282	3,045	237	7.8%
Other:
Legal and professional fees	1,431	1,385	46	3.3%
Data processing and network expenses	1,120	1,418	(298)	(21.0)%
Regulatory assessments	1,306	980	326	33.3%
Advertising and marketing	409	355	54	15.2%
Software purchases and maintenance	811	817	(6)	(0.7)%
Loan operations	269	226	43	19.0%
Telephone and communications	175	134	41	30.6%
Other	964	1,052	(88)	(8.4)%
Total noninterest expense	$28,108	$25,914	$2,194	8.5%

Three months ended March 31, 2025 vs. Three months ended March 31, 2024

The increase in noninterest expense of $2.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to increases in salaries and employee benefit expenses, increase in regulatory assessments, and increased expenses related to new branch locations offset by decreased data processing and network expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $18.3 million for the three months ended March 31, 2025, an increase of $1.8 million, or 11.1%, compared to $16.5 million for the same period in 2024. The increase was primarily due to increased salary expense resulting from new hires, increased bonus expense and a reduction in salary expense deferral related to loan fundings during the first quarter of 2025. For the three months ended March 31, 2025, the average number of employees was 376, compared to an average number of employees of 363 for the three months ended March 31, 2024.

Net occupancy and equipment expenses were $3.3 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. Building, leasehold, furniture, fixtures and equipment depreciation and software amortization included in net occupancy and equipment expenses totaled $1.5 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The increases were primarily due to costs associated with additional branch locations opened in the second and third quarter of 2024.

Data processing and network expenses were $1.1 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily due to lower internet banking expenses in 2025 related to a discontinued digital banking platform in the first quarter of 2024.

Regulatory assessment fees increased from $1.0 million for the three months ended March 31, 2024 to $1.4 million for the three months ended March 31, 2025. The increase was primarily due to our growth in total assets from $4.66 billion at March 31, 2024 to $4.90 billion at March 31, 2025 and a change in our quarterly assessment rate.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Income tax expense	$3,757	$2,581
Effective tax rate	21.7%	19.9%

Financial Condition

Total assets were $4.90 billion as of March 31, 2025 compared to $4.94 billion as of December 31, 2024. The decrease in total assets of $45.5 million was primarily due to a decrease in cash and cash equivalents resulting from a decrease in noninterest bearing deposits partially offset by organic loan growth, and investment security and BOLI purchases during the three months ended March 31, 2025.

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

As of March 31, 2025, total loans were $3.99 billion, an increase of $251.6 million, or 0.5%, compared to $3.97 billion as of December 31, 2024. Commercial and industrial loans accounted for the majority of the loan growth, increasing $107.8 million from December 31, 2024. The growth was partially offset by a $72.9 million decrease in real estate loans and a $12.9 million decrease in municipal loans from December 31, 2024. Total loans as a percentage of deposits were 93.9% and 92.0% as of March 31, 2025 and December 31, 2024, respectively. Total loans as a percentage of assets were 81.4% and 80.3% as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$420,902	10.6%	$448,134	11.3%
Non-farm non-residential non-owner occupied	633,227	15.9%	652,119	16.4%
Residential	335,285	8.4%	336,736	8.5%
Construction, development and other	846,166	21.2%	871,373	22.0%
Farmland	30,783	0.8%	30,915	0.8%
Commercial and industrial	1,605,243	40.2%	1,497,408	37.8%
Consumer	1,443	0.0%	1,859	0.0%
Municipal and other	114,990	2.9%	127,881	3.2%
Total loans	$3,988,039	100.0%	$3,966,425	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans decreased $27.2 million, or 6.1%, to $420.9 million as of March 31, 2025 from $448.1 million as of December 31, 2024.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans decreased $18.9 million, or 2.9%, to $633.2 million as of March 31, 2025 from $652.1 million as of December 31, 2024.

The following table summarizes our commercial real estate loans by type of property securing the loans:

	As of March 31, 2025
(Dollars in thousands)	Amount	Average Loan Size	Percentage of Total
Commercial real estate loans by category:
Warehouse/Industrial	$321,086	$1,355	30.5%
Retail	147,697	1,641	14.0%
Office	136,037	1,046	12.9%
Mini Warehouse/Self Storage	94,706	2,631	9.0%
Healthcare Other	25,594	2,133	2.4%
Hotel/Motel	22,754	1,896	2.2%
Medical Office	49,360	2,350	4.7%
Restaurant / Bar	47,755	918	4.5%
Sports/Entertainment	42,525	2,238	4.0%
Convenience Store/Gas Station	29,336	1,173	2.8%
Other	137,279	1,040	13.0%
Total commercial real estate loans	$1,054,129	$1,376	100.0%

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans decreased $1.5 million, or 0.4%, to $335.3 million as of March 31, 2025 from $336.7 million as of December 31, 2024.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans decreased $25.2 million, or 2.9%, to $846.2 million as of March 31, 2025 from $871.4 million as of December 31, 2024.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At March 31, 2025 and December 31, 2024, outstanding factored receivables were $40.4 million and $31.0 million, respectively.

Commercial and industrial loans increased $107.8 million, or 7.2%, to $1.61 billion as of March 31, 2025 from $1.50 billion as of December 31, 2024. The increase was primarily a result of increased productivity in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2025
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$58,175	$146,579	$166,943	$49,205	$420,902
Non-farm non-residential non-owner occupied	97,217	422,537	88,936	24,537	633,227
Residential	28,574	75,616	56,274	174,821	335,285
Construction, development and other	218,648	612,323	8,019	7,176	846,166
Farmland	8,088	17,001	4,184	1,510	30,783
Commercial and industrial	732,193	808,313	57,498	7,239	1,605,243
Consumer	89	1,246	108	—	1,443
Municipal and other	72,436	42,554	—	—	114,990
Total loans	$1,215,420	$2,126,169	$381,962	$264,488	$3,988,039
Amounts with fixed rates	$261,651	$446,295	$40,952	$136,492	$885,390
Amounts with floating rates	$953,769	$1,679,874	$341,010	$127,996	$3,102,649

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructured loans included in nonperforming assets as of March 31, 2025 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of March 31, 2025	As of December 31, 2024
Nonaccrual loans	$17,066	$26,773
Loans > 90 days and still accruing	1,503	1,173
Total nonperforming loans	$18,569	$27,946
Other real estate owned and repossessed assets	8,752	862
Total nonperforming assets	$27,321	$28,808
Ratio of nonaccrual loans to total loans	0.43%	0.67%
Ratio of nonperforming loans to total loans	0.47%	0.70%
Ratio of nonperforming loans to total assets	0.38%	0.57%
Ratio of nonperforming assets to total assets	0.56%	0.58%
Ratio of nonperforming loans to total loans plus OREO	0.46%	0.70%
Ratio of allowance for credit losses to nonaccrual loans	237.06%	150.54%

We had $27.3 million in nonperforming assets as of March 31, 2025 compared to $28.8 million as of December 31, 2024. Included in nonperforming assets, nonperforming loans were $18.6 million and $27.9 million as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of March 31, 2025	As of December 31, 2024
Nonaccrual loans by category:
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,100	$10,433
Residential	2,616	2,226
Construction, development and other	358	400
Commercial and industrial	10,992	13,714
Total nonaccrual loans	$17,066	$26,773

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$406,337	$4,902	$9,663	$—	$420,902
Non-farm non-residential non-owner occupied	633,111	—	116	—	633,227
Residential	332,009	493	2,783	—	335,285
Construction, development and other	842,996	2,812	358	—	846,166
Farmland	30,783	—	—	—	30,783
Commercial and industrial	1,583,059	13,451	8,733	—	1,605,243
Consumer	1,443	—	—	—	1,443
Municipal and other	114,990	—	—	—	114,990
Gross loans	$3,944,728	$21,658	$21,653	$—	$3,988,039

December 31, 2024
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development and other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial and industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
Gross loans	$3,907,370	$26,551	$31,694	$810	$3,966,425

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

As of March 31, 2025, the allowance for credit losses for loans totaled $40.5 million, or 1.01% of total loans. As of December 31, 2024, the allowance for credit losses for loans totaled $40.3 million, or 1.02% of total loans. The increase in our allowance for credit losses for loans was primarily due to the $450,000 provision for credit losses on loans recorded for the three months ended March 31, 2025 partially offset by $398,000 of net charge-offs.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses at beginning of period	$40,304	$37,022
Provision for credit losses on loans	550	1,860
Charge-offs:
Commercial and industrial	(810)	(812)
Municipal and other	—	(27)
Total charge-offs	(810)	(839)
Recoveries:
Non-farm non-residential non-owner occupied	350	—
Commercial and industrial	62	86
Consumer	—	1
Municipal and other	—	10
Total recoveries	412	97
Net charge-offs	(398)	(742)
Allowance for credit losses at end of period	$40,456	$38,140
Ratio of net charge-offs to average loans(1)	(0.04)%	(0.08)%

(1)
Interim periods annualized.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of March 31, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$2,815	10.6%	$3,015	11.3%
Non-farm non-residential non-owner occupied	4,123	15.9%	4,460	16.4%
Residential	2,021	8.4%	2,014	8.5%
Construction, development and other	14,491	21.2%	14,728	22.0%
Farmland	178	0.8%	187	0.8%
Commercial and industrial	16,419	40.2%	15,370	37.8%
Consumer	7	0.0%	10	0.0%
Municipal and other	402	2.9%	520	3.2%
	$40,456	100.0%	$40,304	100.00%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of March 31, 2025 and December 31, 2024.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
March 31, 2025
Investment securities available-for-sale:
U.S. government and agency securities	$15,796	$—	$130	$15,666
State and municipal securities	7,500	4	15	7,489
Mortgage-backed securities and collateralized mortgage obligations	240,401	2,973	99	243,275
Corporate bonds	130,292	2,146	1,426	131,012
	$393,989	$5,123	$1,670	$397,442

December 31, 2024
Investment securities available-for-sale:
U.S. government and agency securities	$17,548	$—	$129	$17,419
State and municipal securities	1,700	3	4	1,699
Mortgage-backed securities and collateralized mortgage obligations	238,440	1,299	1,136	238,603
Corporate bonds	128,409	1,214	3,319	126,304
	$386,097	$2,516	$4,588	$384,025

As of March 31, 2025, the carrying amount of the security portfolio was $397.4 million, compared to $384.0 million as of December 31, 2024, an increase of $13.4 million, or 3.5%. The increase relates primarily to net purchases of $18.0 million in agencies, municipal securities, mortgage-back securities and corporate bonds offset by maturities, calls and paydowns of $8.4 million during the three months ended March 31, 2025. Investment securities represented 8.1% and 7.8% of total assets as of March 31, 2025 and December 31, 2024, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of March 31, 2025 and December 31, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2025, by contractual maturity, are shown below:

	As of March 31, 2025
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,488	$9,469
Due from one year to five years	11,315	11,608
Due from five years to ten years	118,967	119,391
Over ten years	13,818	13,699
	153,588	154,167
Mortgage-backed securities and collateralized mortgage obligations	240,401	243,275
	$393,989	$397,442

The weighted average life of our investment portfolio was 5.76 years and 4.79 years as of March 31, 2025 and December 31, 2024, respectively.

Deposits

Total deposits as of March 31, 2025 were $4.25 billion, a decrease of $62.0 million, or 1.4%, compared to $4.31 billion as of December 31, 2024. Noninterest-bearing deposits as of March 31, 2025 were $448.5 million, a decrease of $153.5 million, or 25.5%, compared to $602.1 million as of December 31, 2024. Total interest-bearing account balances as of March 31, 2025 were $3.80 billion, an increase of $91.6 million, or 2.5%, from $3.71 billion as of December 31, 2024.

The components of deposits as of the dates shown below were as follows:

	As of March 31, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$3,124,663	82.2%	$3,101,147	83.6%
Savings	24,742	0.6%	27,843	0.7%
Time deposits $100,000 and over	640,884	16.9%	569,920	15.4%
Time deposits less than $100,000	9,712	0.3%	9,506	0.3%
Total interest-bearing deposits	$3,800,001	89.4%	$3,708,416	86.0%
Noninterest-bearing demand deposits	$448,542	10.6%	$602,082	14.0%
Total deposits	$4,248,543	100.0%	$4,310,498	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of March 31, 2025
Three months or less	$149,699
Over three months through six months	71,462
Over six months through twelve months	134,459
Over twelve months	98,057
$453,677

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Three Months Ended		Year Ended
	March 31, 2025		December 31, 2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$423,780	—	$460,537	—
Interest-bearing demand deposits	3,014,282	3.93%	2,876,218	4.60%
Savings	27,459	1.43%	34,743	2.16%
Time deposits	610,265	4.58%	548,190	4.89%
Total interest-bearing deposits	3,652,006	4.02%	3,459,151	4.62%
Total deposits	$4,075,786	3.60%	$3,919,688	4.08%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2025 was 10.4% and for the year ended December 31, 2024 was 11.7%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of March 31, 2025	As of December 31, 2024
FHLB advances	$—	$—
Line of Credit - Senior Debt	30,875	30,875
Note Payable - Subordinated Debt	80,810	80,759
Total borrowings	$111,685	$111,634

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of March 31, 2025 and December 31, 2024, borrowing capacity available under this arrangement was $684.7 million and $623.7 million, respectively. We had no FHLB advances outstanding at March 31, 2025 or December 31, 2024. Our cost of FHLB advances was 4.77% and 5.25% for the three months ended March 31, 2025 and for the year ended December 31, 2024, respectively. In addition, letters of credit with the FHLB in the amount of $494.2 million and $535.8 million were outstanding at March 31, 2025 and December 31, 2024, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from April 2025 through October 2026 as of March 31, 2025.

Line of Credit - Senior Debt. The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal

US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At both March 31, 2025 and December 31, 2024, the outstanding balance was $30.9 million.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. At both March 31, 2025 and December 31, 2024, the Company had $82.3 million in outstanding principal and $1.5 million in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.22% and 6.98% for the three months ended March 31, 2025 and 2024, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of both March 31, 2025 and December 31, 2024, total borrowing capacity under this arrangement was $1.5 billion. The Company had no advances outstanding under these lines as of March 31, 2025 or December 31, 2024.

Federal Funds Lines of Credit. At both March 31, 2025 and December 31, 2024, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at March 31, 2025 or December 31, 2024.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the three months ended March 31, 2025 and for the year ended December 31, 2024, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At March 31, 2025, the Company had borrowing capacity available under FHLB advances of $684.7 million, line of credit - senior debt of $24.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million. At December 31, 2024, the Company had borrowing capacity under FHLB advances of $623.7 million, line of credit - senior debt of $24.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $4.72 billion for the three months ended March 31, 2025 and $4.54 billion for the year ended December 31, 2024.

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	9.0%	10.1%
Interest-bearing	77.3%	76.2%
FHLB advances	0.1%	0.1%
Note payable and line of credit	2.3%	2.6%
Other liabilities	1.3%	1.3%
Shareholders’ equity	10.0%	9.7%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	83.4%	82.5%
Securities	8.4%	6.3%
Federal funds sold and other interest-earning assets	4.0%	6.9%
Other noninterest-earning assets	4.2%	4.3%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	10.4%	11.7%
Average total loans to average deposits	97.6%	96.6%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of March 31, 2025, we had $1.58 billion in outstanding commitments to extend credit and $13.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had $1.57 billion in outstanding commitments to extend credit and $14.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2025 and December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of March 31, 2025, we had cash and cash equivalents of $329.4 million, compared to $421.2 million as of December 31, 2024.

Capital Resources

Total shareholders’ equity increased to $479.8 million as of March 31, 2025, compared to $460.7 million as of December 31, 2024, an increase of $19.1 million, or 4.1%. This increase was primarily the result of the $13.6 million in net income and $5.8 million of other comprehensive income on securities and derivatives for the three months ended March 31, 2025 offset by the $1.2 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of March 31, 2025 and December 31, 2024, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum To Be
	March 31, 2025	December 31, 2024	Requirement	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.58%	9.12%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.70%	8.41%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.19%	9.90%	8.50%	N/A
Total capital (to risk weighted assets)	12.97%	12.68%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.93%	11.37%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.69%	12.35%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.69%	12.35%	8.50%	8.00%
Total capital (to risk weighted assets)	13.63%	13.29%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

During October 2024, we entered into a ten year and four-month receive-fixed interest rate swap agreement with a notional amount of $100 million which was scheduled to mature on April 30, 2035. The facility was discontinued on March 4, 2025, and a gain of $456,000 was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, as a reduction of interest expense through maturity date of the contract.

During September 2024, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $100 million which was scheduled to mature on September 4, 2029. The facility was discontinued on October 4, 2024, and a gain of $755,000 was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, as a reduction of interest expense through maturity date of the contract.

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

For the three months ended March 31, 2025 and 2024, approximately $600,000 and $352,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At March 31, 2025, the Company expected approximately $2.4 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2025, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At March 31, 2025, our derivative assets and liabilities totaled $3.1 million and $3.5 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	1.01%	(6.40)%	0.92%	(5.83)%
+ 200	0.83%	(3.35)%	0.76%	(3.09)%
+ 100	0.51%	(1.16)%	0.46%	(1.12)%
Base	—	—	—	—
-100	(0.67)%	(0.16)%	(0.71)%	(0.16)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and such other risk factors as we may disclose in other reports and statements filed with the SEC. There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K filed with the SEC on March 5, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchases of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	—
February 1, 2025 - February 28, 2025	430	$35.40	—	—
March 1, 2025 - March 31, 2025	380	$32.38	—	—

(a) Represents shares of common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On May 4, 2025, the Bank entered into a First Amendment to Salary Continuation Agreement with Bart O. Caraway, Chairman, President and Chief Executive Officer of the Company and the Bank (the “Caraway Amendment”), and a First Amendment to Salary Continuation Agreement with R. John McWhorter, Chief Financial Officer of the Company and the Bank (the “McWhorter Amendment”). The Caraway Amendment amends the Third Coast Bank, SSB Salary Continuation Agreement, dated as of July 6, 2020, by and between the Bank and Mr. Caraway to change the annual benefit for Mr. Caraway, payable in equal monthly installments for a period of 10 years following Mr. Caraway attaining age 62, from $311,453 to $361,453. The McWhorter Amendment amends the Third Coast Bank, SSB Salary Continuation Agreement, dated as of July 6, 2020, by and between the Bank and Mr. McWhorter to change the annual benefit for Mr. McWhorter, payable in equal monthly installments for a period of 10 years following Mr. McWhorter attaining age 62, from $143,525 to $193,525.

The foregoing description of the Caraway Amendment and the McWhorter Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Caraway Amendment and the McWhorter Amendment, a copy of which is included as Exhibit 10.1 and Exhibit 10.2, respectively, to this Form 10-Q and incorporated herein by reference.

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

4.3	Form of 5.500% Fixed-to-Floating Rate Subordinated Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).
10.1*†	First Amendment to Salary Continuation Agreement, dated as of May 4, 2025, by and between Third Coast Bank and Bart Caraway.
10.2*†	First Amendment to Salary Continuation Agreement, dated as of May 4, 2025, by and between Third Coast Bank and John McWhorter.
10.3*†	Amended and Restated Change of Control Bonus Agreement, dated as of May 4, 2025, by and between Third Coast Bank and Liz Eber.
10.4*†	Amended and Restated Change of Control Bonus Agreement, dated as of May 4, 2025, by and between Third Coast Bank and Vicki Alexander.
10.5*†	Salary Continuation Agreement, dated as of May 5, 2025, by and between Third Coast Bank and Liz Eber.
10.6*†	Salary Continuation Agreement, dated as of May 5, 2025, by and between Third Coast Bank and Vicki Alexander.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Third Coast Bancshares, Inc.

Date: May 6, 2025	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: May 6, 2025	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer