Form 10-Q
period 2025-06-30
Third Coast Bancshares, Inc.
filed 2025-08-05
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 13,861,173 shares of common stock, par value $1.00 per share, outstanding.

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
•
prepayment risks associated with commercial real estate loans;
•
liquidity risks in the securitization market;
•
operational risks related to the administration of securitized assets;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2025	2024
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$113,141	$371,157
Federal funds sold	5,815	50,045
Total cash and cash equivalents	118,956	421,202
Interest bearing time deposits in other banks	262	356
Investment securities available-for-sale	355,753	384,025
Investment securities held-to-maturity	206,065	—
Loans, net of allowance for credit losses of $40,035 and $40,304 at June 30, 2025 and December 31, 2024, respectively	4,039,701	3,926,121
Accrued interest receivable	27,736	25,820
Premises and equipment, net	24,908	26,230
Bank-owned life insurance	74,761	68,341
Non-marketable equity securities, at cost	18,761	15,980
Deferred tax asset, net	8,646	11,445
Derivative assets	3,059	6,479
Right-of-use asset - operating leases	18,769	19,863
Goodwill and other intangible assets	18,761	18,841
Other assets	27,633	17,743
Total assets	$4,943,771	$4,942,446
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$440,964	$602,082
Interest bearing	3,839,905	3,708,416
Total deposits	4,280,869	4,310,498
Accrued interest payable	6,691	6,281
Derivative liabilities	3,779	8,660
Lease liability - operating leases	19,835	20,900
Other liabilities	24,745	23,754
Line of credit - Senior Debt	30,875	30,875
Note payable - Subordinated Debentures, net	80,862	80,759
Total liabilities	4,447,656	4,481,727
Commitments and contingent liabilities - See Notes 10 and 19
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at June 30, 2025 and December 31, 2024	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at June 30, 2025 and December 31, 2024	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,930,043 and 13,848,242 issued; and 13,851,581 and 13,769,780 outstanding at June 30, 2025 and December 31, 2024, respectively	13,930	13,848
Common stock - non-voting, $1 par value; 3,500,000 shares authorized at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	322,972	321,696
Retained earnings	149,677	121,697
Accumulated other comprehensive income	10,566	4,508
Treasury stock: at cost; 78,462 shares at June 30, 2025 and December 31, 2024	(1,099)	(1,099)
Total shareholders' equity	496,115	460,719
Total liabilities and shareholders' equity	$4,943,771	$4,942,446

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Interest income:
Loans, including fees	$79,706	$73,103	$152,793	$143,774
Investment securities available-for-sale	5,505	4,491	11,198	7,584
Investment securities held-to-maturity	1,607	-	1,607	-
Federal funds sold and other	1,844	3,631	3,830	8,743
Total interest income	88,662	81,225	169,428	160,101
Interest expense:
Deposit accounts	37,535	40,410	73,761	79,108
FHLB advances and other borrowings	1,753	1,957	3,496	4,056
Total interest expense	39,288	42,367	77,257	83,164
Net interest income	49,374	38,858	92,171	76,937
Provision for credit losses	2,130	1,900	2,580	3,460
Net interest income after provision for credit losses	47,244	36,958	89,591	73,477
Noninterest income:
Service charges and fees	2,125	1,515	4,402	3,020
Earnings on bank-owned life insurance	743	587	1,420	1,169
(Loss) gain on sale of investment securities available-for-sale	(110)	123	(338)	280
Gain on sales of SBA loans	44	—	74	30
Other	(152)	663	199	732
Total noninterest income	2,650	2,888	5,757	5,231
Noninterest expense:
Salaries and employee benefits	18,179	15,917	36,520	32,419
Occupancy and equipment expense	2,783	2,763	5,617	5,420
Legal and professional	1,927	1,621	3,358	3,006
Data processing and network expense	1,162	1,046	2,282	2,464
Regulatory assessments	1,203	1,005	2,509	1,985
Advertising and marketing	503	406	912	761
Software purchases and maintenance	1,149	1,211	2,408	2,416
Loan operations and other real estate owned expense	439	262	708	488
Telephone and communications	115	141	290	275
Other	1,386	1,257	2,350	2,309
Total noninterest expense	28,846	25,629	56,954	51,543
Net income before income tax expense	21,048	14,217	38,394	27,165
Income tax expense	4,301	3,421	8,058	6,002
Net income	16,747	10,796	30,336	21,163
Preferred stock dividends declared	1,185	1,184	2,356	2,355
Net income available to common shareholders	$15,562	$9,612	$27,980	$18,808
Earnings per common share:
Basic earnings per share	$1.12	$0.70	$2.03	$1.38
Diluted earnings per share	$0.96	$0.63	$1.74	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$16,747	$10,796	$30,336	$21,163
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding (loss) gain arising during the period, net of tax	(29)	(138)	4,156	(993)
Reclassification for net losses (gains) realized through the sale of securities, net of tax	86	(97)	267	(221)
Other comprehensive income (loss) on securities	57	(235)	4,423	(1,214)
Unrealized gain on derivatives:
Unrealized holding (loss) gain arising during the period, net of tax	—	(2,050)	1,707	1,217
Gain on termination of derivative instruments, net of tax	830	4,275	1,190	4,275
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period, net of tax	(662)	(654)	(1,262)	(1,006)
Other comprehensive income on derivatives	168	1,571	1,635	4,486
Total other comprehensive income	225	1,336	6,058	3,272
Total comprehensive income	$16,972	$12,132	$36,394	$24,435

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$411,974
Net income	—	—	—	—	—	21,163	—	—	21,163
Share-based compensation	—	—	—	—	788	—	—	—	788
Stock options exercised	—	—	17	—	154	—	—	—	171
Restricted stock grants	—	—	45	—	(45)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(1)	—	(14)	—	—	—	(15)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,272	—	3,272
Preferred dividends declared - Series A, $33.94 per share	—	—	—	—	—	(2,355)	—	—	(2,355)
Balance, June 30, 2024	$69	$—	$13,744	$—	$320,496	$97,583	$4,205	$(1,099)	$434,998

Balance, December 31, 2024	$69	$—	$13,848	$—	$321,696	$121,697	$4,508	$(1,099)	$460,719
Net income	—	—	—	—	—	30,336	—	—	30,336
Share-based compensation	—	—	—	—	738	—	—	—	738
Stock options exercised	—	—	55	—	592	—	—	—	647
Restricted stock grants	—	—	32	—	(32)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(5)	—	(22)	—	—	—	(27)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,058	—	6,058
Preferred dividends declared - Series A, $33.94 per share	—	—	—	—	—	(2,356)	—	—	(2,356)
Balance, June 30, 2025	$69	$—	$13,930	$—	$322,972	$149,677	$10,566	$(1,099)	$496,115

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income	Stock	Total
Balance, March 31, 2024	$69	$—	$13,731	$—	$320,077	$87,971	$2,869	$(1,099)	$423,618
Net income	—	—	—	—	—	10,796	—	—	10,796
Share-based compensation	—	—	—	—	432	—	—	—	432
Restricted stock grants	—	—	13	—	(13)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	1,336	—	1,336
Preferred dividends declared - Series A, $17.06 per share	—	—	—	—	—	(1,184)	—	—	(1,184)
Balance, June 30, 2024	$69	$—	$13,744	$—	$320,496	$97,583	$4,205	$(1,099)	$434,998

Balance, March 31, 2025	$69	$—	$13,904	$—	$322,456	$134,115	$10,341	$(1,099)	$479,786
Net income	—	—	—	—	—	16,747	—	—	16,747
Share-based compensation	—	—	—	—	406	—	—	—	406
Stock options exercised	—	—	17	—	119	—	—	—	136
Restricted stock grants	—	—	9	—	(9)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	225	—	225
Preferred dividends declared - Series A, $17.06 per share	—	—	—	—	—	(1,185)	—	—	(1,185)
Balance, June 30, 2025	$69	$—	$13,930	$—	$322,972	$149,677	$10,566	$(1,099)	$496,115

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$30,336	$21,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,580	3,460
Changes in deferred tax, net	1,189	(615)
Share-based compensation	738	788
Loss (gain) on sale of investment securities available-for-sale	338	(280)
Gain on sale of SBA loans	(74)	(30)
Write-up of other real estate owned	(184)	—
Loss on sale of other real estate owned	3	—
Writedown of fixed assets	9	—
Accretion of premium on securities, net	(332)	(672)
Accretion of gain on terminated cash flow hedges	(1,597)	(1,273)
Accretion of loan fees	(7,136)	(3,186)
Amortization of subordinated debt origination costs	103	103
Depreciation and amortization	2,373	2,250
Earnings on bank-owned life insurance	(1,420)	(1,169)
Net change in operating leases	29	134
Net change in derivative assets and liabilities	700	(491)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(4,640)	(11,062)
Accrued interest payable and other liabilities	1,339	7,610
Net cash provided by operating activities	24,354	16,730
Cash flows from investing activities:
Net increase (decrease) in interest bearing deposits in other banks	94	(350)
Net purchase of non-marketable equity securities	(2,781)	(106)
Investment securities available-for-sale activity:
Purchases	(50,700)	(1,933,850)
Sales	53,407	14,502
Maturities, calls and principal paydowns	31,166	1,810,682
Purchases of investment securities held-to-maturity	(206,074)	—
Proceeds from termination of derivative instruments	1,506	5,412
Net originations on loans held for investment	(116,230)	(118,126)
Net additions to bank premises and equipment	(748)	(1,073)
Proceeds from sales of foreclosed assets	137	—
Purchase of bank-owned life insurance	(5,000)	—
Net cash used in investing activities	(295,223)	(222,909)
Cash flows from financing activities:
Net (decrease) increase in deposits	(29,629)	52,443
Net repayment of line of credit - senior debt	—	(2,000)
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(27)	(15)
Proceeds from stock options exercised	647	171
Dividends paid on Series A preferred stock	(2,368)	(2,368)
Net cash (used in) provided by financing activities	(31,377)	48,231
Change in cash and cash equivalents	(302,246)	(157,948)
Cash and cash equivalents at beginning of period	421,202	411,845
Cash and cash equivalents at end of period	$118,956	$253,897

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$76,847	$82,290
Cash paid for income taxes	$2,940	$3,210
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$7,675	$—
Right of use lease assets obtained in exchange for operating lease liabilities	$106	$798

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the full year ending December 31, 2025. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

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

Investment Securities Held-to-Maturity

Held-to-maturity securities consist of Class A-1 asset-backed notes and represent securities for which we have the positive intent and ability to hold until maturity. They are reported at cost, adjusted for amortization of premiums and accretion of discounts on the consolidated balance sheets.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

Allowance for Credit Losses

The Company utilizes Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to measure portfolio credit losses. The standard applies an “expected loss” model which encompasses allowances for losses expected to be incurred over the life of the portfolio. The current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of Accounting Standards Codification ("ASC") 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

Allowance For Credit Losses - Held-to-Maturity Securities: The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of held-to-maturity securities to present management’s best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses.

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

June 30, 2025 and December 31, 2024

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. The related servicing assets receivable were not material to the consolidated financial statements at June 30, 2025 and December 31, 2024.

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

June 30, 2025 and December 31, 2024

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $912,000 and $761,000 for the six months ended June 30, 2025 and 2024, respectively, and $503,000 and $406,000 for the three months ended June 30, 2025 and 2024, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

June 30, 2025 and December 31, 2024

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

Basic and Diluted Earnings Per Common Share

Earnings per common share is computed in accordance with Accounting Standards Codification ("ASC") Topic 260, “Earnings Per Share.” Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed by using the net earnings allocated to common stock plus dividends on dilutive convertible preferred stock, divided by the sum of 1) the weighted-average number of shares determined for the basic earnings per common share computation, 2) the dilutive effect of stock compensation using the treasury stock method, and 3) the dilutive effect of convertible preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 16 – Earnings Per Common Share.

Reclassification

Certain amounts in prior period consolidated financial statements may have been reclassified to conform to current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or shareholders’ equity. The Company did not have any reclassifications at June 30, 2025.

Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each activity of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit. The Company’s senior executive management functions as its chief operating decision-maker (“CODM”) and uses the consolidated results to make operating and strategic decisions.

The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the CODM.

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

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

The standard is not expected to have a significant impact on the Company's consolidated financial statements.

2.
Investment Securities Available-for-Sale and Held-to-Maturity

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Securities available-for-sale represent those securities not classified as equity or held-to-maturity and are reported at fair value with unrealized gains and losses, net of applicable income taxes, reported in other comprehensive income. Securities held-to-maturity represent those securities for which we have the positive intent and ability to hold until maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Management assesses securities in its investment portfolio for impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of an investment may be impaired. In accordance with ASC 326, available-for-sale and held-to-maturity securities are evaluated as of each reporting date when the fair value is less than amortized cost, and credit losses are to be calculated

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

individually using a discounted cash flow method through which management compares the present value of the expected cash flows with the amortized costs. An allowance for credit losses is established to reflect the credit loss component of the decline in fair value.

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

The carrying amount of securities available-for-sale and their approximate fair values as of June 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Securities available-for-sale:
U.S government and agency securities	$14,792	$4	$97	$14,699
State and municipal securities	5,650	22	90	5,582
Mortgage-backed securities and collateralized mortgage obligations	210,349	2,674	84	212,939
Corporate bonds	121,436	2,068	971	122,533
	$352,227	$4,768	$1,242	$355,753

December 31, 2024
Securities Available-for-sale:
U.S. government and agency securities	$17,548	$—	$129	$17,419
State and municipal securities	1,700	3	4	1,699
Mortgage-backed securities and collateralized mortgage obligations	238,440	1,299	1,136	238,603
Corporate bonds	128,409	1,214	3,319	126,304
	$386,097	$2,516	$4,588	$384,025

Securitization of Commercial Real Estate Loans

During the second quarter of 2025, the Company completed two securitizations totaling $250 million of revolving commercial real estate loans secured by interests in 1-4 family residential dwellings located throughout the United States. In connection with the transactions, the Company purchased Class A-1 asset backed notes, Series 2025-1, for a total of $78 million on April 1, 2025; and Class A-1 asset backed notes, Series 2025-2 for a total of $127.5 million on June 3, 2025. The Company is not affiliated with the issuer of the notes. Further information regarding the securitization of commercial real estate loans is presented in Note 3 - Loans and Allowance for Credit Losses.

The Class A-1 Notes are classified as held-to-maturity investments. At June 30, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Securities held-to-maturity:
Asset-backed securities	$206,065	$—	$—	$206,065
	$206,065	$—	$—	$206,065

There were no securities held-to-maturity as of December 31, 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2025, by contractual maturity, are shown below.

	June 30, 2025		June 30, 2025
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Carrying Value	Estimated Fair Value
Due in one year or less	$5,000	$5,000	$—	$—
Due from one year to five years	26,345	26,857	206,065	206,065
Due from five to ten years	98,252	98,818	—	—
Over ten years	12,281	12,139	—	—
	141,878	142,814	206,065	206,065
Mortgage-backed securities and collateralized mortgage obligations	210,349	212,939	—	—
	$352,227	$355,753	$206,065	$206,065

The following table summarizes securities available-for-sale with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in thousands)	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
June 30, 2025
Securities available-for-sale:
U.S. government and agency securities	$—	$—	$97	$7,534	$97	$7,534
State and municipal securities	90	4,328	—	—	90	4,328
Mortgage-backed securities and collateralized mortgage obligations	51	24,047	33	4,032	84	28,079
Corporate bonds	151	16,600	820	25,791	971	42,391
	$292	$44,975	$950	$37,357	$1,242	$82,332

December 31, 2024
Securities available-for-sale:
U.S. government and agency securities	$79	$13,688	$50	$3,731	$129	$17,419
State and municipal securities	4	995	—	—	4	995
Mortgage-backed securities and collateralized mortgage obligations	1,111	131,177	25	288	1,136	131,465
Corporate bonds	649	47,183	2,670	45,820	3,319	93,003
	$1,843	$193,043	$2,745	$49,839	$4,588	$242,882

There were 41 investments in an unrealized loss position at June 30, 2025, and 73 investments in an unrealized loss position at December 31, 2024. As of June 30, 2025 and December 31, 2024, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

There were no securities pledged as collateral as of June 30, 2025 and December 31, 2024.

The following table summarizes proceeds received from the sale of securities available-for-sale and their related gross gains and losses for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Securities available-for-sale:
Proceeds from sales	$39,769	$9,202	$53,407	$14,502
Gross gain	402	123	402	280
Gross loss	512	—	740	—
Net (loss) gain	$(110)	$123	$(338)	$280

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$423,959	$448,134
Non-farm non-residential non-owner occupied	666,840	652,119
Residential	323,898	336,736
Construction, development & other	784,364	871,373
Farmland	28,013	30,915
Commercial & industrial	1,724,583	1,497,408
Consumer	1,206	1,859
Municipal and other	126,873	127,881
	4,079,736	3,966,425
Allowance for credit losses	(40,035)	(40,304)
Loans, net	$4,039,701	$3,926,121

Total loans are presented net of unaccreted discounts and net deferred fees totaling $22.0 million and $16.6 million at June 30, 2025 and December 31, 2024, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due 90 days or more segregated by class of loans were as follows:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$2,191	$2,191	$680	$10,433	$9,757	$—
Non-farm non-residential non-owner occupied	111	—	—	—	—	—
Residential	637	638	1,837	2,226	2,226	1,169
Construction, development & other	344	344	—	400	—	—
Commercial & industrial	10,075	5,269	4,215	13,714	4,644	4
Municipal and other	—	—	23	—	—	—
	$13,358	$8,442	$6,755	$26,773	$16,627	$1,173

Based on management's evaluation of the value of collateral securing the non-accrual loans, $8.4 million and $16.6 million of the non-accrual loans did not have a specific allowance for credit loss at June 30, 2025 and December 31, 2024, respectively.

If non-accrual loans had continued to accrue interest in accordance with their original terms, approximately $591,000 and $864,000 of interest income would have been recognized in the six months ended June 30, 2025 and 2024, respectively.

An age analysis of past due loans, segregated by class of loans, was as follows:

(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
June 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$3,956	$—	$2,871	$6,827	$417,132	$423,959
Non-farm non-residential non-owner occupied	13,240	—	111	13,351	653,489	666,840
Residential	2,273	892	2,474	5,639	318,259	323,898
Construction, development & other	5,258	—	344	5,602	778,762	784,364
Farmland	—	—	—	—	28,013	28,013
Commercial & industrial	3,537	207	14,290	18,034	1,706,549	1,724,583
Consumer	—	—	—	—	1,206	1,206
Municipal and other	332	—	23	355	126,518	126,873
	$28,596	$1,099	$20,113	$49,808	$4,029,928	$4,079,736

December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$513	$—	$10,433	$10,946	$437,188	$448,134
Non-farm non-residential non-owner occupied	—	—	—	—	652,119	652,119
Residential	1,929	404	3,395	5,728	331,008	336,736
Construction, development & other	2,812	—	400	3,212	868,161	871,373
Farmland	—	—	—	—	30,915	30,915
Commercial & industrial	660	383	13,718	14,761	1,482,647	1,497,408
Consumer	—	—	—	—	1,859	1,859
Municipal and other	115	—	—	115	127,766	127,881
	$6,029	$787	$27,946	$34,762	$3,931,663	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

Loan Modifications to Borrowers Experiencing Financial Difficulty

A loan is considered modified under ASU 2022-02 if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

For the six months ended June 30, 2025, and the year ended December 31, 2024, no loans were modified for borrowers experiencing financial difficulty.

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of June 30, 2025 and December 31, 2024, there were no modified loans in the previous twelve-month period that were in default.

Significant Loan Sales

Securitization of a $100 Million Commercial Real Estate Loan Transaction

On April 1, 2025, the Bank entered into a $100 million securitization transaction of a revolving commercial real estate loan (the "April Mortgage Loan") secured by interests in 1-4 family residential dwellings located in the state of Texas.

The Bank created participation interests in the April Mortgage Loan pursuant to a Participation Agreement, dated as of April 1, 2025, by and between the Bank, as initial Participation A-1 holder, the Bank, as initial Participation A-2 holder, and the Bank, as initial Participation A-3 holder. The Bank subsequently sold Participation A-1 to EJF CRT 2025-1 Depositor LLC (the "Depositor"), who subsequently sold Participation A-1 to EJF CRT 2025-1 LLC (the "Issuer"). The Bank retained Participation A-2 and Participation A-3.

The Issuer pledged Participation A-1, representing the Issuer's pro rata economic interest in the April Mortgage Loan, to U.S. Bank Trust Company, National Association (the "Indenture Trustee"), pursuant to an Indenture, dated as of April 1, 2025 (the "Indenture"), by and between the Issuer, the Indenture Trustee, the Bank, as servicer, and U.S. Bank National Association, as securities intermediary, and issued its Asset-Backed Notes, Series 2025-1, consisting of Class A-1 Notes and Class M-1 Notes. The Issuer sold the Class A-1 Notes to the Bank and certain of the Class M-1 Notes to affiliates of the Depositor on April 1, 2025.

Securitization of a $150 Million Commercial Real Estate Loan Transaction

On June 3, 2025, the Bank entered into a $150 million securitization transaction of certain commercial real estate loans (the "June Mortgage Loans") originated by the Bank.

The Bank created participation interests in the June Mortgage Loans pursuant to Participation Agreements, dated as of June 3, 2025, by and between the Bank, as initial Participation A-1 holder, the Bank, as initial Participation A-2 holder, and the Bank, as initial Participation A-3 holder. The Bank subsequently sold Participation A-1 to EJF CRT 2025-2 Depositor LLC (the "Depositor"), who subsequently sold Participation A-1 to EJF CRT 2025-2 LLC (the "Issuer"). The Bank retained participation interests not sold to the Depositor.

The Issuer pledged Participation A-1, representing the Issuer's pro rata economic interest in the June Mortgage Loans, to U.S. Bank Trust Company, National Association (the "Indenture Trustee"), pursuant to an Indenture, dated as of June 3, 2025 (the "Indenture"), by and between the Issuer, the Indenture Trustee, the Bank, as servicer, and U.S. Bank National Association, as securities intermediary, and issued its Asset-Backed Notes, Series 2025-2, consisting of Class A-1 Notes and Class M-1 Notes. The Issuer sold the Class A-1 Notes to the Bank and certain of the Class M-1 Notes to affiliates of the Depositor on June 3, 2025.

The transfer of loans was accounted for as a sale of participation interests for financial reporting purposes. No gains or losses were recognized in connection with the transactions.

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

June 30, 2025 and December 31, 2024

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

The following tables summarize the Company’s internal ratings of its loans at June 30, 2025 and December 31, 2024:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$410,332	$—	$13,627	$—	$423,959
Non-farm non-residential non-owner occupied	657,192	4,698	4,950	—	666,840
Residential	322,668	—	1,230	—	323,898
Construction, development & other	780,113	493	3,758	—	784,364
Farmland	28,013	—	—	—	28,013
Commercial & industrial	1,698,853	17,030	8,512	188	1,724,583
Consumer	1,168	38	—	—	1,206
Municipal and other	126,873	—	—	—	126,873
	$4,025,212	$22,259	$32,077	$188	$4,079,736

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

The following tables summarize the Company's loans by risk grades, loan class and vintage, at June 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
June 30, 2025
Real estate loans:
Non-farm non-residential owner occupied
Pass	$41,225	$68,390	$28,992	$80,937	$87,699	$87,819	$15,270	$410,332
Substandard	1,809	233	90	4,132	4,249	2,404	710	13,627
Total Non-Farm non-residential owner-occupied	$43,034	$68,623	$29,082	$85,069	$91,948	$90,223	$15,980	$423,959
Non-farm non-residential non-owner occupied
Pass	$107,985	$85,584	$72,117	$167,324	$145,499	$41,219	$37,464	$657,192
Special Mention	—	—	—	2,003	—	2,695	—	4,698
Substandard	4,503	111	—	—	—	336	—	4,950
Total Non-Farm non-residential non owner-occupied	$112,488	$85,695	$72,117	$169,327	$145,499	$44,250	$37,464	$666,840
Residential
Pass	$26,981	$42,915	$80,172	$85,693	$62,342	$22,359	$2,206	$322,668
Substandard	—	162	109	220	—	739	—	1,230
Total Residential	$26,981	$43,077	$80,281	$85,913	$62,342	$23,098	$2,206	$323,898
Construction, development & other
Pass	$46,099	$96,532	$63,923	$60,728	$22,379	$4,036	$486,416	$780,113
Special Mention	493	—	—	—	—	—	—	493
Substandard	3,415	337	6	—	—	—	—	3,758
Total Construction, development & other	$50,007	$96,869	$63,929	$60,728	$22,379	$4,036	$486,416	$784,364
Farmland
Pass	$936	$3,208	$9,306	$7,737	$1,031	$708	$5,087	$28,013
Total Farmland	$936	$3,208	$9,306	$7,737	$1,031	$708	$5,087	$28,013
Commercial & industrial
Pass	$169,378	$136,622	$134,415	$92,004	$44,405	$26,002	$1,096,027	$1,698,853
Special Mention	71	101	—	235	—	4,102	12,521	17,030
Substandard	1,119	1,242	2,308	1,060	278	444	2,061	8,512
Doubtful	—	—	—	—	—	188	—	188
Total Commercial & industrial	$170,568	$137,965	$136,723	$93,299	$44,683	$30,736	$1,110,609	$1,724,583
Consumer
Pass	$189	$125	$423	$276	$26	$129	$—	$1,168
Special Mention	—	—	38	—	—	—	—	38
Total Consumer	$189	$125	$461	$276	$26	$129	$—	$1,206
Municipal and other
Pass	$987	$36,382	$19,974	$5,574	$1,436	$635	$61,885	$126,873
Total Municipal and other	$987	$36,382	$19,974	$5,574	$1,436	$635	$61,885	$126,873
Total Loans	$405,190	$471,944	$411,873	$507,923	$369,344	$193,815	$1,719,647	$4,079,736

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied
Pass	$84,206	$33,385	$92,614	$105,816	$55,673	$46,492	$7,883	$426,069
Special Mention	—	—	4,158	—	—	939	—	5,097
Substandard	2,324	2,828	611	4,334	5,243	1,628	—	16,968
Total Non-Farm non-residential owner-occupied	$86,530	$36,213	$97,383	$110,150	$60,916	$49,059	$7,883	$448,134
Non-farm non-residential non-owner occupied
Pass	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Total Non-Farm non-residential non owner-occupied	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Residential
Pass	$57,119	$86,144	$91,969	$69,532	$16,698	$9,193	$2,669	$333,324
Special Mention	495	—	—	—	—	—	—	495
Substandard	2,144	112	231	—	430	—	—	2,917
Total Residential	$59,758	$86,256	$92,200	$69,532	$17,128	$9,193	$2,669	$336,736
Construction, development & other
Pass	$111,715	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$868,160
Special Mention	2,812	—	—	—	—	—	—	2,812
Substandard	401	—	—	—	—	—	—	401
Total Construction, development & other	$114,928	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$871,373
Farmland
Pass	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Total Farmland	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Commercial & industrial
Pass	$193,973	$149,785	$94,726	$63,161	$9,524	$7,453	$948,421	$1,467,043
Special Mention	2,695	—	—	—	—	—	15,452	18,147
Substandard	1,841	2,930	2,456	366	—	1,279	2,536	11,408
Doubtful	—	—	810	—	—	—	—	810
Total Commercial & industrial	$198,509	$152,715	$97,992	$63,527	$9,524	$8,732	$966,409	$1,497,408
Consumer
Pass	$118	$769	$392	$67	$78	$98	$337	$1,859
Total Consumer	$118	$769	$392	$67	$78	$98	$337	$1,859
Municipal and other
Pass	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Municipal and other	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Loans	$607,745	$554,200	$552,733	$510,037	$110,352	$100,986	$1,530,372	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

The following tables summarize the Company's gross charge-offs by origination year and loan class for the six months ended June 30, 2025 and the year ended December 31, 2024.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
June 30, 2025:
Commercial & industrial	$—	$(72)	$—	$(1,407)	$—	$(32)	$(1,702)	$(3,213)
Total Charge-Offs	$—	$(72)	$—	$(1,407)	$—	$(32)	$(1,702)	$(3,213)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024:
Real estate loans:
Non-farm non-residential non-owner occupied	$—	$—	$—	$—	$—	$(598)	$—	$(598)
Commercial & industrial	—	—	(923)	—	(1,198)	(1,243)	(287)	(3,651)
Municipal and other	—	(12)	(40)	(15)	—	—	—	(67)
Total Charge-Offs	$—	$(12)	$(963)	$(15)	$(1,198)	$(1,841)	$(287)	$(4,316)

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

June 30, 2025 and December 31, 2024

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2025 and 2024:

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Six Months Ended June 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$3,015	$(202)	$—	$—	$2,813
Non-farm non-residential non-owner occupied	4,460	(787)	—	350	4,023
Residential	2,014	(96)	—	—	1,918
Construction, development & other	14,728	(2,991)	—	—	11,737
Farmland	187	(28)	—	—	159
Commercial & industrial	15,370	6,386	(3,213)	89	18,632
Consumer	10	(5)	—	—	5
Municipal and other	520	228	—	—	748
	$40,304	$2,505	$(3,213)	$439	$40,035

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Six Months Ended June 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$401	$—	$—	$4,712
Non-farm non-residential non-owner occupied	5,541	314	(598)	—	5,257
Residential	2,341	149	—	—	2,490
Construction, development & other	5,853	583	—	—	6,436
Farmland	244	(7)	—	—	237
Commercial & industrial	17,617	2,610	(2,479)	538	18,286
Consumer	14	(1)	—	1	14
Municipal and other	1,101	(289)	(44)	11	779
	$37,022	$3,760	$(3,121)	$550	$38,211

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at June 30, 2025 and 2024.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2025 and 2024:

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended June 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$2,815	$(2)	$—	$—	$2,813
Non-farm non-residential non-owner occupied	4,123	(100)	—	—	4,023
Residential	2,021	(103)	—	—	1,918
Construction, development & other	14,491	(2,754)	—	—	11,737
Farmland	178	(19)	—	—	159
Commercial & industrial	16,419	4,589	(2,403)	27	18,632
Consumer	7	(2)	—	—	5
Municipal and other	402	346	—	—	748
	$40,456	$1,955	$(2,403)	$27	$40,035

Three Months Ended June 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,295	$417	$—	$—	$4,712
Non-farm non-residential non-owner occupied	5,211	644	(598)	—	5,257
Residential	2,142	348	—	—	2,490
Construction, development & other	5,676	760	—	—	6,436
Farmland	211	26	—	—	237
Commercial & industrial	19,633	(132)	(1,667)	452	18,286
Consumer	12	2	—	—	14
Municipal and other	960	(165)	(17)	1	779
	$38,140	$1,900	$(2,282)	$453	$38,211

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

The following tables present the amortized cost basis of collateral dependent loans, both with and without specific reserves, which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
June 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$2,191	$—	$—	$2,191
Non-farm non-residential non-owner occupied	111	—	—	111
Residential	638	—	—	638
Construction, development & other	343	—	—	343
Commercial & industrial	—	14,259	2,219	16,478
	$3,283	$14,259	$2,219	$19,761

December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$10,312	$—	$—	$10,312
Non-farm non-residential non-owner occupied	120	—	—	120
Residential	2,226	—	—	2,226
Construction, development & other	401	—	—	401
Commercial & industrial	—	13,045	3,205	16,250
	$13,059	$13,045	$3,205	$29,309

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	June 30, 2025	December 31, 2024
Building and building improvements	30 years and 3 - 10 years	$14,096	$13,824
Land		3,894	3,894
Equipment	3 - 5 years	7,594	7,284
Leasehold improvements	3 - 10 years	13,866	13,834
Furniture and fixtures	3 - 5 years	5,510	5,451
Automobiles	5 years	58	—
Construction in process		5	—
		45,023	44,287
Accumulated depreciation		(20,115)	(18,057)
		$24,908	$26,230

Depreciation expense was approximately $2.1 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively, and $1.1 million and $897,000 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Transaction accounts:
Noninterest bearing demand accounts	$440,964	$602,082
Interest bearing demand accounts	3,035,552	3,101,147
Savings	23,081	27,843
Total transaction accounts	3,499,597	3,731,072
Time deposits	781,272	579,426
Total deposits	$4,280,869	$4,310,498

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $586.2 million and $378.5 million as of June 30, 2025 and December 31, 2024, respectively.

Scheduled maturities of time deposits at June 30, 2025 are as follows:

(Dollars in thousands)	Maturities by Year
2025 (six months remaining)	$419,020
2026	332,169
2027	23,905
2028	4,291
2029	1,754
2030	130
Thereafter	3
$781,272

At June 30, 2025 and December 31, 2024, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $5.2 million and $256,000, respectively.

6.
Income Taxes

During the six months ended June 30, 2025 and 2024, the Company recorded income tax provision expense of $8.1 million and $6.0 million, respectively, reflecting an effective tax rate of 21.0% and 22.1%, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded income tax provision expense of $4.3 million and $3.4 million, respectively, reflecting an effective tax rate of 20.4% and 24.1%, respectively. The effective tax rate for the three and six months ended June 30, 2024, was greater than the statutory tax rate of 21% due to the prospective reclassification of state income tax expense from noninterest expense beginning in April 2024.

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of June 30, 2025 and December 31, 2024, borrowing capacity available under this arrangement was $491.8 million and $623.7 million, respectively. The Company had no FHLB advances outstanding at June 30, 2025 and December 31, 2024. Letters of credit with the FHLB in the amount of $669.9 million were issued at June 30, 2025. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from July 2025 through October 2026.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

Line of Credit - Senior Debt

The Company has a $55.0 million revolving line of credit facility which was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At both June 30, 2025 and December 31, 2024, the outstanding balance was $30.9 million.

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the Notes. The Company had $82.3 million each in outstanding principal as of June 30, 2025 and December 31, 2024, and $1.4 million and $1.5 million, respectively, in unamortized debt issuance costs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of June 30, 2025 and December 31, 2024, total borrowing capacity under this arrangement was $1.8 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of June 30, 2025 or December 31, 2024.

Federal Funds Lines of Credit

At both June 30, 2025 and December 31, 2024, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at June 30, 2025 and December 31, 2024.

8.
Stock Options and Warrants

2013 Stock Option Plan

Upon shareholder approval in 2008, the Bank adopted the 2008 Stock Option Plan. In 2013, upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At June 30, 2025, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At June 30, 2025, there were 87,191 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Company adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At June 30, 2025, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

Stock Options

The Company grants stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the six months ended June 30, 2025 were granted with an exercise price ranging from $30.31 to $35.40. Options granted during the six months ended June 30, 2024 were granted with an exercise price ranging from $19.38 to $21.20.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the six months ended June 30, 2025: risk-free interest rate ranging from 4.06% to 4.47%; dividend yield of 0.00%; estimated volatility ranging from 24.25% to 24.82%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the six months ended June 30, 2024: risk-free interest rate ranging from 3.84% to 4.64%, dividend yield of 0.00%; estimated volatility ranging from 23.42% to 23.56%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the six months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense of $263,000 and $253,000, respectively, associated with stock options. For the three months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense of $131,000 and $129,000, respectively, associated with stock options. As of June 30, 2025, there was approximately $992,000 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining period of 5.55 years. Forfeitures are recognized as they occur.

A summary of stock option activity for the six months ended June 30, 2025 and 2024 is presented below:

	June 30, 2025		June 30, 2024
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	944,255	$18.76	1,126,023	$17.72
Granted during the period	10,000	32.86	28,500	20.17
Forfeited during the period	(17,381)	19.04	(48,770)	16.57
Exercised during the period	(63,574)	17.19	(16,908)	11.27
Outstanding at the end of period	873,300	$19.03	1,088,845	$17.93
Options exercisable at end of period	639,810	$18.39	720,685	$16.86
Weighted-average grant date fair value of options granted during the period		$12.76		$7.71

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $11.9 million and $9.1 million, respectively, at June 30, 2025. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $4.8 million and $2.6 million, respectively, at June 30, 2024.

The intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was approximately $984,000 and $169,000, respectively.

A summary of the activity in the Company’s nonvested shares for the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025		June 30, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	320,970	$4.50	447,970	$3.94
Granted during the period	10,000	12.76	28,500	7.71
Vested during the period	(93,380)	3.59	(98,310)	3.33
Forfeited during the period	(4,100)	3.65	(10,000)	3.09
Nonvested at end of period	233,490	$6.10	368,160	$4.41

Warrants

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share ("Series B Preferred Stock"), or non-voting common stock, par value $1.00 per share ("Non-Voting Common Stock"), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The weighted average remaining contractual life of the outstanding Preferred Warrants was 4.25 years as of June 30, 2025.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

As of both June 30, 2025 and 2024, the Company had Preferred Warrants for 175,000 underlying shares outstanding and exercisable at a weighted average exercise price of $22.50.

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

A summary of the activity for non-vested RSAs for the six months ended June 30, 2025 and 2024 is presented below:

	June 30, 2025		June 30, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	98,240	$19.38	110,224	$17.44
Granted during the period	31,661	31.95	44,659	20.08
Vested during the period	(45,838)	11.21	(48,291)	17.28
Forfeited during the period	(4,308)	25.80	—	—
Nonvested at the end of period	79,755	$24.18	106,592	$19.36

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. For the six months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense associated with RSAs of approximately $475,000 and $535,000, respectively. As of June 30, 2025, there was approximately $1.6 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over a weighted average remaining period of 7.61 years.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of June 30, 2025, the Company's operating lease ROU asset and operating lease liability totaled $18.8 million and $19.8 million, respectively.

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

As of both June 30, 2025 and December 31, 2024, the weighted-average discount rate for the Company's operating leases was 4.73%. The Company's lease terms range from less than one year to one hundred forty-four months. As of June 30, 2025 and December 31, 2024, the weighted-average remaining term of the leases was 7.31 years and 7.78 years, respectively.

Lease costs for the three and six months ended June 30, 2025 and 2024 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$836	$845	$1,677	$1,677
Short-term lease cost	2	9	5	19
Variable lease cost	345	308	712	646
Total lease cost	$1,183	$1,162	$2,394	$2,342

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2030 and thereafter is presented below:

(Dollars in thousands)	June 30, 2025
2025 (six months remaining)	$1,658
2026	3,373
2027	3,411
2028	3,222
2029	3,117
2030	2,670
Thereafter	5,966
Total undiscounted lease liability	23,417
Less: Discount on cash flows	(3,582)
Total operating lease liability	$19,835

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$1,640,240	$1,568,824
Standby letters of credit	2,792	13,966
Total	$1,643,032	$1,582,790

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

At June 30, 2025 and December 31, 2024, the allowance for credit losses related to off-balance sheet exposures was $1.5 million and $1.4 million, respectively, and is recorded in other liabilities on the consolidated balance sheets.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,338	$2,112	$1,438	$2,412
Provision for (reversal of) credit losses on off-balance sheet commitments	175	—	75	(300)
Total allowance for credit losses - off balance sheet commitments	$1,513	$2,112	$1,513	$2,112

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

June 30, 2025 and December 31, 2024

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

There were no transfers between levels during the six month period ended June 30, 2025 or during the year ended December 31, 2024.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At June 30, 2025:
Securities available-for-sale:
U.S government and agency securities	$—	$14,699	$—	$14,699
State and municipal securities	—	5,582	—	5,582
Mortgage-backed securities and collateralized mortgage obligations	—	212,939	—	212,939
Corporate bonds	—	122,533	—	122,533
Total investment securities available-for-sale	$—	$355,753	$—	$355,753
Derivative assets:
Pass-through interest rate swaps	$—	$3,028	$—	$3,028
Risk participation agreements	—	10	—	10
Pay-fixed interest rate swaps	—	21	—	21
Total derivative assets	$—	$3,059	$—	$3,059
Derivative liabilities:
Pass-through interest rate swaps	—	3,028	—	3,028
Risk participation agreements	—	1	—	1
Pay-fixed interest rate swaps	—	750	—	750
Total derivative liabilities	$—	$3,779	$—	$3,779

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2025 and December 31, 2024:

Loans Evaluated Individually for Expected Credit Losses. At June 30, 2025, collateral dependent loans with a specific valuation allowance had carrying values of $4.9 million and specific valuation allowances totaling $343,000 resulting in a net fair value of $4.6 million based on Level 3 inputs. At December 31, 2024, collateral dependent loans with a specific valuation allowance had carrying values of $12.7 million and specific valuation allowances totaling $1.7 million resulting in a net fair value of $11.0 million based on Level 3 inputs.

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

Foreclosed assets are included in other assets on the consolidated balance sheets. The following table presents the activity for foreclosed assets that were remeasured and recorded at fair value as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Balance at beginning of year, net of valuation allowance	$862	$—
Loans transferred to other real estate owned	7,675	940
Sales of other real estate owned	(141)	—
Charge-offs recognized in the allowance for credit losses	—	(21)
Write-up (write-down) included in other noninterest expense	184	(57)
Balance at end of period, net of valuation allowance	$8,580	$862

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

June 30, 2025 and December 31, 2024

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$118,956	$118,956	$421,202	$421,202
Interest bearing time deposits in other banks	262	262	356	356
Securities available-for-sale	355,753	355,753	384,025	384,025
Securities held-to-maturity	206,065	206,065	—	—
Non-marketable securities	18,761	18,761	15,980	15,980
Accrued interest receivable	27,736	27,736	25,820	25,820
Bank-owned life insurance	74,761	74,761	68,341	68,341
Derivative assets	3,059	3,059	6,479	6,479
	$805,353	$805,353	$922,203	$922,203
Level 3 inputs
Loans, net	$4,039,701	$4,045,324	$3,926,121	$3,891,032
Financial liabilities:
Level 2 inputs
Deposits	$4,280,869	$4,163,257	$4,310,498	$4,135,929
Accrued interest payable	6,691	6,691	6,281	6,281
Note payable and line of credit	111,737	107,408	111,634	105,227
Derivative liabilities	3,779	3,779	8,660	8,660
	$4,403,076	$4,281,135	$4,437,073	$4,256,097

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

At June 30, 2025 and December 31, 2024, the Company had federal funds sold aggregating approximately $5.8 million and $50.0 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $41.5 million and $270.9 million, respectively, at June 30, 2025 and December 31, 2024. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

At June 30, 2025 and December 31, 2024, the Company had $244.8 million and $392.1 million, respectively, in outstanding notional derivative balances with one financial institution counterparty. The derivative positions represent credit risk.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

For the six months ended June 30, 2025 and 2024, Company contributions to the Merged Plan were approximately $830,000 and $768,000, respectively, and for the three months ended June 30, 2025 and 2024, Company contributions to the Merged Plan were approximately $423,000 and $380,000, respectively. Administrative expense related to the Merged Plan for the same six month periods totaled approximately $46,000 and $37,000, respectively, and for the same three month periods totaled approximately $26,000 and $18,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

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

For the six months ended June 30, 2025 and 2024, the Company had expensed $397,000 and $337,000, respectively, in deferred compensation related to the Phantom Stock Plan. For the three months ended June 30, 2025 and 2024, the Company had expensed $201,000 and $188,000, respectively, in deferred compensation related to the Phantom Stock Plan. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At June 30, 2025 and December 31, 2024, the aggregate amounts of loans to related parties were approximately $1.2 million and $1.5 million, respectively. During the six months ended June 30, 2025, loan originations to related parties totaled $220,000 and repayments from related parties totaled $481,000. Related party unfunded commitments at June 30, 2025 and December 31, 2024 were approximately $685,000 and $430,000, respectively.

Deposit account balances for related parties at June 30, 2025 and December 31, 2024, totaled approximately $22.2 million and $18.9 million, respectively.

15.
Shareholders’ Equity and Regulatory Matters

Share Repurchase Program

On June 17, 2025, the Company's Board of Directors authorized a new share repurchase program (the "Repurchase Program") under which the Company may repurchase up to $30 million of its common stock through May 22, 2026. Non-objection from the Federal

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. As of June 30, 2025, no shares were repurchased under the Repurchase Program.

Under the Repurchase Program, the Company may periodically buy its shares through open market transactions at current market prices, privately negotiated deals, block trades, or other methods compliant with federal securities laws. The Repurchase Program can be extended, modified, amended, suspended, or halted at any time by the Company's Board of Directors and does not obligate the
Company to repurchase its common stock.

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

June 30, 2025 and December 31, 2024

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2025 and December 31, 2024, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2025 and December 31, 2024. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since June 30, 2025 that management believes have changed the Bank’s category.

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of June 30, 2025:
Total capital (to risk weighted assets)	$589,198	12.87%	≥	$480,744	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$466,788	10.20%	≥	$389,174	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$466,788	9.65%	≥	$193,462	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$400,628	8.75%	≥	$320,496	≥	7.00%		N/A		N/A
As of December 31, 2024:
Total capital (to risk weighted assets)	$559,871	12.68%	≥	$463,735	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$437,369	9.90%	≥	$375,405	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$437,369	9.12%	≥	$191,793	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$371,209	8.41%	≥	$309,157	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of June 30, 2025:
Total capital (to risk weighted assets)	$616,065	13.46%	≥	$480,446	≥	10.50%	≥	$457,567	≥	10.00%
Tier 1 capital (to risk weighted assets)	$574,517	12.56%	≥	$388,932	≥	8.50%	≥	$366,054	≥	8.00%
Tier 1 capital (to average assets)	$574,517	11.89%	≥	$193,263	≥	4.00%	≥	$241,579	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$574,517	12.56%	≥	$320,297	≥	7.00%	≥	$297,419	≥	6.50%
As of December 31, 2024:
Total capital (to risk weighted assets)	$586,569	13.29%	≥	$463,262	≥	10.50%	≥	$441,202	≥	10.00%
Tier 1 capital (to risk weighted assets)	$544,826	12.35%	≥	$375,021	≥	8.50%	≥	$352,961	≥	8.00%
Tier 1 capital (to average assets)	$544,826	11.37%	≥	$191,606	≥	4.00%	≥	$239,507	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$544,826	12.35%	≥	$308,841	≥	7.00%	≥	$286,781	≥	6.50%

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

June 30, 2025 and December 31, 2024

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Net income	$16,747	$10,796	$30,336	$21,163
Less dividends declared, Series A Preferred Stock	1,185	1,184	2,356	2,355
Net income available to common shareholders	$15,562	$9,612	$27,980	$18,808
Weighted-average shares outstanding for basic earnings per common share	13,836,830	13,657,223	13,807,079	13,631,740
Dilutive effect of stock compensation and other dilutive securities	3,554,298	3,361,457	3,609,063	3,345,602
Weighted-average shares outstanding for diluted earnings per common share	17,391,128	17,018,680	17,416,142	16,977,342
Basic earnings per share	$1.12	$0.70	$2.03	$1.38
Diluted earnings per share	$0.96	$0.63	$1.74	$1.25

17.
Derivative Financial Instruments

Cash Flow Hedges

On April 4, 2025, the Company entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $100 million which was scheduled to mature on April 4, 2030. The facility was discontinued on April 9, 2025, and a gain of $1.1 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, as a reduction of interest expense through maturity date of the contract.

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

For the six months ended June 30, 2025 and 2024, approximately $1.3 million and $1.0 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended June 30, 2025 and 2024, approximately $662,000 and $654,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At June 30, 2025, the Company expected approximately $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2025, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At June 30, 2025, the Company's derivative assets and liabilities totaled $3.1 million and $3.8 million, respectively. The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2025 and December 31, 2024:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
June 30, 2025:
Fair value hedges:
Risk participation agreements purchased	$4,820	$10	$—	—	7.48%	3.3
Risk participation agreements sold	104,918	—	1	—	4.45%	2.1
Commercial loan one-way interest rate swaps	71,160	21	750	7.00%	—	2.3
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	173,621	1,452	1,576	—	6.44%	2.9
Financial institution counterparty	173,621	1,576	1,452	6.44%	—	2.9
Total fair value hedges	528,140	3,059	3,779
Total derivatives	$528,140	$3,059	$3,779

December 31, 2024:
Cash flow hedges:
Receive-fixed interest rate swap	$100,000	$—	$2,161	USD Fed Funds-H.15	3.73%	10.3
Total cash flow hedges	100,000	—	2,161
Fair value hedges:
Risk participation agreements purchased	120,007	8	—	—	5.93%	1.7
Risk participation agreements sold	102,428	—	1	—	4.65%	2.7
Commercial loan one-way interest rate swaps	58,744	204	231	7.04%	—	2.6
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	233,348	652	5,615	—	6.04%	2.7
Financial institution counterparty	233,348	5,615	652	6.04%	—	2.7
Total fair value hedges	747,875	6,479	6,499
Total derivatives	$847,875	$6,479	$8,660

(1) Weighted average rate.

(2) Weighted average life (in years).

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2025 and December 31, 2024

18.
Goodwill and Core Deposit Intangible

Goodwill and other intangible assets were $18.8 million as of both June 30, 2025 and December 31, 2024.

Amortization expense of the core deposit intangible (“CDI”) was approximately $81,000 for each of the six months ended June 30, 2025 and 2024, and approximately $40,000 for each of the three months ended June 30, 2025 and 2024. The remaining weighted average life is 4.5 years at June 30, 2025.

Scheduled amortization of CDI at September 30, 2024 are as follows:

(Dollars in thousands)	CDI Amortization
2025 (six months remaining)	$81
2026	162
2027	162
2028	162
2029	160
$727

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate nineteen branches, with ten branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, five branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of June 30, 2025, we had, on a consolidated basis, total assets of $4.94 billion, total loans of $4.08 billion, total deposits of $4.28 billion and total shareholders’ equity of $496.1 million.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Interest income	$88,662	$81,225	$7,437	9.2%	$169,428	$160,101	$9,327	5.8%
Interest expense	39,288	42,367	(3,079)	(7.3)%	77,257	83,164	(5,907)	(7.1)%
Net interest income	49,374	38,858	10,516	27.1%	92,171	76,937	15,234	19.8%
Provision for credit losses	2,130	1,900	230	12.1%	2,580	3,460	(880)	(25.4)%
Noninterest income	2,650	2,888	(238)	(8.2)%	5,757	5,231	526	10.1%
Noninterest expense	28,846	25,629	3,217	12.6%	56,954	51,543	5,411	10.5%
Income before income taxes	21,048	14,217	6,831	48.0%	38,394	27,165	11,229	41.3%
Income tax expense	4,301	3,421	880	25.7%	8,058	6,002	2,056	34.3%
Net income	$16,747	$10,796	$5,951	55.1%	$30,336	$21,163	$9,173	43.3%

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

Six months ended June 30, 2025 vs. Six months ended June 30, 2024

Net interest income increased $15.2 million, or 19.8%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increased interest income from loan growth, a portion of which loans were securitized, and the purchase of associated securities resulted in an increase in investment yields and decreased rates paid on interest-bearing deposits. Average loans increased from $3.70 billion for the six months ended June 30, 2024 to $4.00 billion for the six months ended June 30, 2025, with the growth in commercial loans offset by a decrease in real estate loans and municipal and other. The yield on loans for the six months ended June 30, 2025 was 7.70%, compared to 7.81% for the six months ended June 30, 2024. Interest expense related to interest bearing deposit accounts was $73.8 million and $79.1 million for six months ended June 30, 2025 and 2024, respectively. Average interest-bearing deposits increased from $3.38 billion for the six months ended June 30, 2024 to $3.71 billion for the six months ended June 30, 2025. The average rate paid on interest-bearing deposits decreased from 4.71% for the six months ended June 30, 2024 to 4.01% for the six months ended June 30, 2025. Interest expense related to borrowings was $3.4 million for the six months ended June 30, 2025 compared to $4.1 million for the six months ended June 30, 2024. The decrease was primarily due to the lower balance of borrowings resulting from a paydown of the senior debt in the third quarter of 2024 and a decrease in the average rate paid on borrowings. For the six months ended June 30, 2025, net interest margin and net interest spread were 4.02% and 3.31%, respectively, compared to 3.61% and 2.74%, respectively, for the six months ended June 30, 2024.

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

	For the Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$4,000,428	$152,793	7.70%	$3,702,960	$143,774	7.81%
Investment securities available-for-sale	390,233	11,198	5.79%	249,965	7,584	6.10%
Investment securities held-to-maturity	59,028	1,607	5.49%	—	—	—
Federal funds sold and other interest- earning assets	178,371	3,830	4.33%	330,536	8,743	5.32%
Total interest-earning assets	4,628,060	169,428	7.38%	4,283,461	160,101	7.52%
Less: allowance for credit losses	(40,613)			(37,853)
Total interest-earning assets, net of allowance	4,587,447			4,245,608
Noninterest-earning assets	204,379			194,133
Total assets	$4,791,826			$4,439,741
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,709,721	$73,761	4.01%	$3,379,219	$79,108	4.71%
Note payable and line of credit	111,687	3,432	6.20%	121,080	4,056	6.74%
FHLB advances	2,735	64	4.72%	—	—	—
Total interest-bearing liabilities	3,824,143	77,257	4.07%	3,500,299	83,164	4.78%
Noninterest-bearing deposits	427,482			449,863
Other liabilities	58,758			62,501
Total liabilities	4,310,383			4,012,663
Shareholders’ equity	481,443			427,078
Total liabilities and shareholders’ equity	$4,791,826			$4,439,741
Net interest income		$92,171			$76,937
Net interest spread(1)			3.31%			2.74%
Net interest margin(2)			4.02%			3.61%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $10.6 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively.

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

	For the Six Months Ended June 30, 2025 compared to 2024
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$11,120	$(2,101)	$9,019
Investment securities available-for-sale	4,223	(609)	3,614
Investment securities held-to-maturity	—	1,607	1,607
Federal funds sold and other interest-earning assets	(4,038)	(875)	(4,913)
Total increase in interest income	$11,305	$(1,978)	$9,327
Interest-bearing liabilities:
Interest-bearing deposits	$7,497	$(12,844)	$(5,347)
Note payable and line of credit	(325)	(299)	(624)
FHLB advances	—	64	64
Total increase in interest expense	$7,172	$(13,079)	$(5,907)
Increase in net interest income	$4,133	$11,101	$15,234

Three months ended June 30, 2025 vs. Three months ended June 30, 2024

Net interest income increased $10.5 million, or 27.1%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increased interest income resulting from an increase in loans, a portion of which were securitized, and the purchase of associated securities resulted in an increase in investment yields offset by a decrease in federal funds sold. The increase in net interest income was also due to a decrease in interest expense resulting from lower rates paid on interest-bearing deposits. Average loans increased from $3.74 billion for the three months ended June 30, 2024 to $4.02 billion for the three months ended June 30, 2025, with the growth in commercial loans offset by a decrease in real estate loans and municipal and other. The yield on loans for the three months ended June 30, 2025 was 7.95%, compared to 7.86% for the three months ended June 30, 2024. Interest expense related to interest bearing deposit accounts was $37.5 million and $40.4 million for three months ended June 30, 2025 and 2024, respectively. Average interest-bearing deposits increased from $3.41 billion for the three months ended June 30, 2024 to $3.77 billion for the three months ended June 30, 2025. The average rate paid on interest-bearing deposits decreased from 4.76% for the three months ended June 30, 2024 to 4.00% for the three months ended June 30, 2025. For the three months ended June 30, 2025, net interest margin and net interest spread were 4.22% and 3.52%, respectively, compared to 3.62% and 2.75%, respectively, for the three months ended June 30, 2024.

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

	For the Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$4,020,771	$79,706	7.95%	$3,740,544	$73,103	7.86%
Investment securities available-for-sale	382,439	5,505	5.77%	297,653	4,491	6.07%
Investment securities held-to-maturity	117,407	1,607	5.49%	—	—	—
Federal funds sold and other interest earning assets	169,943	1,844	4.35%	277,144	3,631	5.27%
Total interest-earning assets	4,690,560	88,662	7.58%	4,315,341	81,225	7.57%
Less: allowance for credit losses	(40,631)			(38,429)
Total interest-earning assets, net of allowance	4,649,929			4,276,912
Noninterest-earning assets	210,170			195,193
Total assets	$4,860,099			$4,472,105
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,766,801	$37,535	4.00%	$3,411,592	$40,410	4.76%
Note payable and line of credit	111,712	1,719	6.17%	121,275	1,957	6.49%
FHLB advances	2,916	34	4.68%	—	—	—
Total interest-bearing liabilities	3,881,429	39,288	4.06%	3,532,867	42,367	4.82%
Noninterest-bearing deposits	431,144			442,672
Other liabilities	56,785			63,056
Total liabilities	4,369,358			4,038,595
Shareholders’ equity	490,741			433,510
Total liabilities and shareholders' equity	$4,860,099			$4,472,105
Net interest income		$49,374			$38,858
Net interest spread(1)			3.52%			2.75%
Net interest margin(2)			4.22%			3.62%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $6.6 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively.

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

	For the Three Months Ended June 30, 2025 compared to 2024
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$5,692	$911	$6,603
Investment securities available-for-sale	1,295	(281)	1,014
Investment securities held-to-maturity	—	1,607	1,607
Federal funds sold and other interest-earning assets	(1,398)	(389)	(1,787)
Total increase in interest income	$5,589	$1,848	$7,437
Interest-bearing liabilities:
Interest-bearing deposits	$4,330	$(7,205)	$(2,875)
Note payable and line of credit	(149)	(89)	(238)
FHLB advances	—	34	34
Total decrease in interest expense	$4,181	$(7,260)	$(3,079)
Increase in net interest income	$1,408	$9,108	$10,516

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

The provision for credit losses for the six months ended June 30, 2025 was $2.6 million, compared to $3.5 million for the six months ended June 30, 2024. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the six months ended June 30, 2025 and 2024.

As of June 30, 2025, the allowance for credit losses for loans totaled $40.0 million, or 0.98% of total loans, compared to $40.3 million, or 1.02% of total loans, as of December 31, 2024. At June 30, 2025, the allowance for credit losses for unfunded loan commitments was $1.5 million, compared to $1.4 million at December 31, 2024. No allowance for credit losses for securities was recorded as of June 30, 2025 or December 31, 2024.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Noninterest Income:
Service charges and fees	$2,125	$1,515	$610	40.3%	$4,402	$3,020	$1,382	45.8%
Earnings on bank-owned life insurance	743	587	156	26.6%	1,420	1,169	251	21.5%
(Loss) gain on sale of investment securities available-for-sale	(110)	123	(233)	(189.4)%	(338)	280	(618)	(220.7)%
Gain on sale of SBA loans	44	—	44	100.0%	74	30	44	146.7%
Other	(152)	663	(815)	(122.9)%	199	732	(533)	(72.8)%
Total noninterest income	$2,650	$2,888	$(238)	(8.2)%	$5,757	$5,231	$526	10.1%

Six months ended June 30, 2025 vs. Six months ended June 30, 2024

The increase in noninterest income of $526,000 for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to increased service charges and fees and increased earnings on bank-owned life insurance, offset by losses on the sales of investment securities and a decrease in Small Business Investment income.

Three months ended June 30, 2025 vs. Three months ended June 30, 2024

The decrease in noninterest income of $238,000 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to increased service charges and fees, offset by losses on the sales of investment securities and changes in the first quarter valuation estimates of other real estate owned during the second quarter of 2025.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$18,179	$15,917	$2,262	14.2%	$36,520	$32,419	$4,101	12.6%
Occupancy and equipment expenses	2,783	2,763	20	0.7%	5,617	5,420	197	3.6%
Legal and professional fees	1,927	1,621	306	18.9%	3,358	3,006	352	11.7%
Data processing and network expenses	1,162	1,046	116	11.1%	2,282	2,464	(182)	(7.4)%
Regulatory assessments	1,203	1,005	198	19.7%	2,509	1,985	524	26.4%
Advertising and marketing	503	406	97	23.9%	912	761	151	19.8%
Software purchases and maintenance	1,149	1,211	(62)	(5.1)%	2,408	2,416	(8)	(0.3)%
Loan operations and other real estate owned expense	439	262	177	67.6%	708	488	220	45.1%
Telephone and communications	115	141	(26)	(18.4)%	290	275	15	5.5%
Other	1,386	1,257	129	10.3%	2,350	2,309	41	1.8%
Total noninterest expense	$28,846	$25,629	$3,217	12.6%	$56,954	$51,543	$5,411	10.5%

Six months ended June 30, 2025 vs. Six months ended June 30, 2024

The increase in noninterest expense of $5.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to increases in salaries and employee benefit expenses, increased legal and professional fees, and increases in regulatory assessments.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $36.5 million for the six months ended June 30, 2025, an increase of $4.1 million, or 12.6%, compared to $32.4 million for the same period in 2024. The increase was primarily due to increased salary expense resulting from new hires, increased bonus expense and a reduction in salary expense deferral related to loan fundings during the first half of 2025. For the six months ended June 30, 2025, the average number of employees was 386, compared to an average number of employees of 361 for the six months ended June 30, 2024.

Occupancy and equipment expenses were $5.6 million and $5.4 million for the six months ended June 30, 2025 and 2024, respectively. Building, leasehold, furniture, fixtures and equipment depreciation included in net occupancy and equipment expense totaled $2.1 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

Legal and professional fees were $3.4 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to increased expenses related to the securitization of loans in the second quarter of 2025.

Regulatory assessment fees increased from $2.0 million for the six months ended June 30, 2024 to $2.5 million for the six months ended June 30, 2025. The increase was primarily due to our growth in total assets from $4.47 billion at June 30, 2024 to $4.94 billion at June 30, 2025 and a change in our quarterly assessment rate.

Three months ended June 30, 2025 vs. Three months ended June 30, 2024

The increase in noninterest expense of $3.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to increases in salaries and employee benefit expenses, increased legal and professional fees, and increase in regulatory assessments.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $18.2 million for the three months ended June 30, 2025, an increase of $2.3 million, or 14.2%, compared to $15.9 million for the same period in 2024. The increase was primarily due to increased salary expense resulting from new hires, increased bonus expense and a reduction in salary expense deferral related to loan fundings during the second quarter of 2025. For the three months ended June 30, 2025, the average number of employees was 380, compared to an average number of employees of 362 for the three months ended June 30, 2024.

Occupancy and equipment expenses were $2.8 million for both the three months ended June 30, 2025 and 2024, respectively. Building, leasehold, furniture, fixtures and equipment depreciation included in net occupancy and equipment expenses totaled $1.0 million for both the three months ended June 30, 2025 and 2024, respectively.

Legal and professional fees were $1.9 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily due to increased expenses related to the securitization of loans in the second quarter of 2025.

Regulatory assessment fees increased from $1.0 million for the three months ended June 30, 2024 to $1.2 million for the three months ended June 30, 2025. The increase was primarily due to our growth in total assets from $4.47 billion at June 30, 2024 to $4.94 billion at June 30, 2025 and a change in our quarterly assessment rate.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Income tax expense	$4,301	$3,421	$8,058	$6,002
Effective tax rate	20.4%	24.1%	21.0%	22.1%

Financial Condition

Total assets were $4.94 billion as of June 30, 2025, compared to $4.94 billion as of December 31, 2024. The increase in total assets of $1.3 million was primarily due to organic loan growth and investment security and BOLI purchases offset by a decrease in cash and cash equivalents resulting from a decrease in noninterest bearing deposits during the six months ended June 30, 2025.

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

As of June 30, 2025, total loans were $4.08 billion, an increase of $113.3 million, or 2.9%, compared to $3.97 billion as of December 31, 2024. Commercial and industrial loans accounted for the majority of the loan growth, increasing $227.2 million from December 31, 2024. The growth was partially offset by a $112.2 million decrease in real estate loans from December 31, 2024. Total loans as a percentage of deposits were 95.3% and 92.0% as of June 30, 2025 and December 31, 2024, respectively. Total loans as a percentage of assets were 82.5% and 80.3% as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$423,959	10.4%	$448,134	11.3%
Non-farm non-residential non-owner occupied	666,840	16.3%	652,119	16.4%
Residential	323,898	8.0%	336,736	8.5%
Construction, development and other	784,364	19.2%	871,373	22.0%
Farmland	28,013	0.7%	30,915	0.8%
Commercial and industrial	1,724,583	42.3%	1,497,408	37.8%
Consumer	1,206	0.0%	1,859	0.0%
Municipal and other	126,873	3.1%	127,881	3.2%
Total loans	$4,079,736	100.0%	$3,966,425	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans decreased $24.2 million, or 5.4%, to $424.0 million as of June 30, 2025 from $448.1 million as of December 31, 2024.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $14.7 million, or 2.3%, to $666.8 million as of June 30, 2025 from $652.1 million as of December 31, 2024.

The following table summarizes our commercial real estate loans by type of property securing the loans:

	As of June 30, 2025
(Dollars in thousands)	Amount	Average Loan Size	Percentage of Total
Commercial real estate loans by category:
Convenience Store/Gas Station	$29,184	$1,167	2.7%
Healthcare Other	33,004	2,357	3.0%
Hotel/Motel	22,613	2,056	2.1%
Medical Office	47,719	2,512	4.4%
Mini Warehouse/Self Storage	91,126	3,255	8.4%
Office	151,884	1,159	13.9%
Other	153,224	1,152	14.0%
Restaurant/Bar	48,963	979	4.5%
Retail	161,344	1,813	14.8%
Sports/Entertainment	42,688	2,511	3.9%
Warehouse/Industrial	309,050	1,338	28.3%
Total commercial real estate loans	$1,090,799	$1,458	100.0%

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans decreased $12.8 million, or 3.8%, to $323.9 million as of June 30, 2025 from $336.7 million as of December 31, 2024.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans decreased $87.0 million, or 10.0%, to $784.4 million as of June 30, 2025 from $871.4 million as of December 31, 2024.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At June 30, 2025 and December 31, 2024, outstanding factored receivables were $24.9 million and $36.8 million, respectively.

Commercial and industrial loans increased $227.2 million, or 15.2%, to $1.72 billion as of June 30, 2025 from $1.50 billion as of December 31, 2024. The increase was primarily a result of increased productivity in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2025
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$195,169	$33,574	$148,167	$47,049	$423,959
Non-farm non-residential non-owner occupied	437,457	117,940	87,064	24,379	666,840
Residential	71,169	21,709	54,218	176,802	323,898
Construction, development and other	546,155	223,733	5,475	9,001	784,364
Farmland	16,430	5,981	4,326	1,276	28,013
Commercial and industrial	1,393,593	271,789	52,028	7,173	1,724,583
Consumer	948	155	103	—	1,206
Municipal and other	63,944	62,929	—	—	126,873
Total loans	$2,724,865	$737,810	$351,381	$265,680	$4,079,736
Amounts with fixed rates	$473,529	$247,737	$42,269	$10,084	$773,619
Amounts with floating rates	$2,251,336	$490,073	$309,112	$255,596	$3,306,117

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructured loans included in nonperforming assets as of June 30, 2025 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of June 30, 2025	As of December 31, 2024
Nonaccrual loans	$13,358	$26,773
Loans > 90 days and still accruing	6,755	1,173
Total nonperforming loans	$20,113	$27,946
Other real estate owned and repossessed assets	8,580	862
Total nonperforming assets	$28,693	$28,808
Ratio of nonaccrual loans to total loans	0.33%	0.67%
Ratio of nonperforming loans to total loans	0.49%	0.70%
Ratio of nonperforming loans to total assets	0.41%	0.57%
Ratio of nonperforming assets to total assets	0.58%	0.58%
Ratio of nonperforming loans to total loans plus OREO	0.49%	0.70%
Ratio of allowance for credit losses to nonaccrual loans	299.71%	150.54%

We had $28.7 million in nonperforming assets as of June 30, 2025, compared to $28.8 million as of December 31, 2024. Included in nonperforming assets, nonperforming loans were $20.1 million and $27.9 million as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of June 30, 2025	As of December 31, 2024
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$2,191	$10,433
Non-farm non-residential non-owner occupied	111	—
Residential	637	2,226
Construction, development and other	344	400
Commercial and industrial	10,075	13,714
	$13,358	$26,773

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$410,332	$—	$13,627	$—	$423,959
Non-farm non-residential non-owner occupied	657,192	4,698	4,950	—	666,840
Residential	322,668	—	1,230	—	323,898
Construction, development and other	780,113	493	3,758	—	784,364
Farmland	28,013	—	—	—	28,013
Commercial and industrial	1,698,853	17,030	8,512	188	1,724,583
Consumer	1,168	38	—	—	1,206
Municipal and other	126,873	—	—	—	126,873
Gross loans	$4,025,212	$22,259	$32,077	$188	$4,079,736

December 31, 2024
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development and other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial and industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
Gross loans	$3,907,370	$26,551	$31,694	$810	$3,966,425

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

As of June 30, 2025, the allowance for credit losses for loans totaled $40.0 million, or 0.98% of total loans. As of December 31, 2024, the allowance for credit losses for loans totaled $40.3 million, or 1.02% of total loans. The decrease in our allowance for credit losses for loans was primarily due to $2.8 million of net charge-offs partially offset by the $2.6 million provision for credit losses on loans recorded for the six months ended June 30, 2025.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$40,456	$38,140	$40,304	$37,022
Provision for credit losses on loans	1,955	1,900	2,505	3,760
Charge-offs:
Non-farm non-residential non-owner occupied	—	(598)	—	(598)
Commercial and industrial	(2,403)	(1,667)	(3,213)	(2,479)
Municipal and other	—	(17)	—	(44)
Total charge-offs	(2,403)	(2,282)	(3,213)	(3,121)
Recoveries:
Non-farm non-residential non-owner occupied	—	—	350	—
Commercial and industrial	27	452	89	538
Consumer	—	—	—	1
Municipal and other	—	1	—	11
Total recoveries	27	453	439	550
Net charge-offs	(2,376)	(1,829)	(2,774)	(2,571)
Allowance for credit losses at end of period	$40,035	$38,211	$40,035	$38,211
Ratio of net charge-offs to average loans(1)	(0.24)%	(0.20)%	(0.14)%	(0.14)%

(1)
Interim periods annualized.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of June 30, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$2,813	10.4%	$3,015	11.3%
Non-farm non-residential non-owner occupied	4,023	16.3%	4,460	16.4%
Residential	1,918	8.0%	2,014	8.5%
Construction, development and other	11,737	19.2%	14,728	22.0%
Farmland	159	0.7%	187	0.8%
Commercial and industrial	18,632	42.3%	15,370	37.8%
Consumer	5	0.0%	10	0.0%
Municipal and other	748	3.1%	520	3.2%
	$40,035	100.0%	$40,304	100.00%

Securities

Our investment portfolio consists of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and collateralized mortgage obligations, corporate bonds classified as available-for-sale, and asset-backed securities classified as held-to-maturity. The carrying value of available-for-sale securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. Investment securities held-to-maturity represent those securities for which we have the positive intent and ability to hold until maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Management assesses securities in its investment portfolio for impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of an investment may be impaired. In accordance with ASC 326, available-for-sale and held-to-maturity securities are evaluated as of each reporting date when the fair value is less than amortized cost, and credit losses are to be calculated individually using a discounted cash flow method through which management compares the present value of the expected cash flows with the amortized costs. An allowance for credit losses is established to reflect the credit loss component of the decline in fair value.

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of June 30, 2025 and December 31, 2024.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
June 30, 2025
Investment securities available-for-sale:
U.S. government and agency securities	$14,792	$4	$97	$14,699
State and municipal securities	5,650	22	90	5,582
Mortgage-backed securities and collateralized mortgage obligations	210,349	2,674	84	212,939
Corporate bonds	121,436	2,068	971	122,533
	$352,227	$4,768	$1,242	$355,753

December 31, 2024
Investment securities available-for-sale:
U.S. government and agency securities	$17,548	$—	$129	$17,419
State and municipal securities	1,700	3	4	1,699
Mortgage-backed securities and collateralized mortgage obligations	238,440	1,299	1,136	238,603
Corporate bonds	128,409	1,214	3,319	126,304
	$386,097	$2,516	$4,588	$384,025

As of June 30, 2025, the carrying amount of the available-for-sale security portfolio was $355.8 million, compared to $384.0 million as of December 31, 2024, a decrease of $28.3 million, or 7.4%. The decrease relates primarily to maturities, calls and paydowns of $28.5 million and net sales of $2.7 million in agencies, municipal securities, mortgage-back securities and corporate bonds during the six months ended June 30, 2025. Investment securities available-for-sale represented 7.2% and 7.8% of total assets as of June 30, 2025 and December 31, 2024, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of June 30, 2025 and December 31, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

Securitization of Commercial Real Estate Loans

During April and June 2025, the Company completed two securitizations totaling $250 million of revolving commercial real estate loans secured by interests in 1-4 family residential dwellings located throughout the United States. In connection with the transactions, the Company purchased Class A-1 asset backed notes, Series 2025-1, for a total of $78 million on April 1, 2025; and Class A-1 asset backed notes, Series 2025-2 for a total of $127.5 million on June 3, 2025. The Company is not affiliated with the issuer of the notes. Further information regarding the securitization of commercial real estate loans is presented in Note 3 - Loans and Allowance for Credit Losses.

The Class A-1 Notes are classified as held-to-maturity investments. At June 30, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Investment securities held-to-maturity:
Asset-backed securities	$206,065	$—	$—	$206,065
	$206,065	$—	$—	$206,065

There were no held-to-maturity securities at December 31, 2024.

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2025, by contractual maturity, are shown below:

	As of June 30, 2025
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,000	$5,000	$—	$—
Due from one year to five years	26,345	26,857	206,065	206,065
Due from five years to ten years	98,252	98,818	—	—
Over ten years	12,281	12,139	—	—
	141,878	142,814	206,065	206,065
Mortgage-backed securities and collateralized mortgage obligations	210,349	212,939	—	—
	$352,227	$355,753	$206,065	$206,065

The weighted average life of our investment portfolio was 4.80 years and 4.79 years as of June 30, 2025 and December 31, 2024, respectively.

Deposits

Total deposits as of June 30, 2025 were $4.28 billion, a decrease of $29.6 million, or 0.7%, compared to $4.31 billion as of December 31, 2024. Noninterest-bearing deposits as of June 30, 2025 were $441.0 million, a decrease of $161.1 million, or 26.8%, compared to $602.1 million as of December 31, 2024. Total interest-bearing account balances as of June 30, 2025 were $3.84 billion, an increase of $131.5 million, or 3.6%, from $3.71 billion as of December 31, 2024.

The components of deposits as of the dates shown below were as follows:

	As of June 30, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$3,035,552	79.1%	$3,101,147	83.6%
Savings	23,081	0.6%	27,843	0.7%
Time deposits $100,000 and over	757,729	19.7%	569,920	15.4%
Time deposits less than $100,000	23,543	0.6%	9,506	0.3%
Total interest-bearing deposits	$3,839,905	89.7%	$3,708,416	86.0%
Noninterest-bearing demand deposits	$440,964	10.3%	$602,082	14.0%
Total deposits	$4,280,869	100.0%	$4,310,498	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of June 30, 2025
Three months or less	$167,921
Over three months through six months	116,038
Over six months through twelve months	198,774
Over twelve months	99,947
$582,680

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Six Months Ended		Year Ended
	June 30, 2025		December 31, 2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$427,482	—	$460,537	—
Interest-bearing demand deposits	3,032,988	3.93%	2,876,218	4.60%
Savings	25,462	1.28%	34,743	2.16%
Time deposits	651,271	4.48%	548,190	4.89%
Total interest-bearing deposits	3,709,721	4.01%	3,459,151	4.62%
Total deposits	$4,137,203	3.60%	$3,919,688	4.08%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2025 was 10.3% and for the year ended December 31, 2024 was 11.7%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of June 30, 2025	As of December 31, 2024
FHLB advances	$—	$—
Line of Credit - Senior Debt	30,875	30,875
Note Payable - Subordinated Debt	80,862	80,759
Total borrowings	$111,737	$111,634

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of June 30, 2025 and December 31, 2024, borrowing capacity available under this arrangement was $491.8 million and $623.7 million, respectively. We had no FHLB advances outstanding at June 30, 2025 or December 31, 2024. Our cost of FHLB advances was 4.72% and 5.25% for the six months ended June 30, 2025 and for the year ended December 31, 2024, respectively. In addition, letters of credit with the FHLB in the amount of $669.9 million and $535.8 million were outstanding at June 30, 2025 and December 31, 2024, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from July 2025 through October 2026 as of June 30, 2025.

Line of Credit - Senior Debt. The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At both June 30, 2025 and December 31, 2024, the outstanding balance was $30.9 million.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. At June 30, 2025 and December 31, 2024, the Company had $82.3 million in outstanding principal and $1.4 million and $1.5 million, respectively, in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.20% and 6.74% for the six months ended June 30, 2025 and 2024, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of June 30, 2025 and December 31, 2024, total borrowing capacity under this arrangement was $1.8 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of June 30, 2025 or December 31, 2024.

Federal Funds Lines of Credit. At both June 30, 2025 and December 31, 2024, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at June 30, 2025 or December 31, 2024.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the six months ended June 30, 2025 and for the year ended December 31, 2024, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At June 30, 2025, the Company had borrowing capacity available under FHLB advances of $491.8 million, line of credit - senior debt of $24.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.8 billion, and federal funds lines of credit of $36.5 million. At December 31, 2024, the Company had borrowing capacity under FHLB advances of $623.7 million, line of credit - senior debt of $24.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $4.79 billion for the six months ended June 30, 2025 and $4.54 billion for the year ended December 31, 2024.

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	8.9%	10.1%
Interest-bearing	77.4%	76.2%
FHLB advances	0.1%	0.1%
Note payable and line of credit	2.3%	2.6%
Other liabilities	1.2%	1.3%
Shareholders’ equity	10.1%	9.7%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	82.6%	82.5%
Investment securities available-for-sale	8.2%	6.3%
Investment securities held-to-maturity	1.2%	—
Federal funds sold and other interest-earning assets	3.7%	6.9%
Other noninterest-earning assets	4.3%	4.3%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	10.3%	11.7%
Average total loans to average deposits	96.7%	96.6%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of June 30, 2025, we had $1.64 billion in outstanding commitments to extend credit and $2.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had $1.57 billion in outstanding commitments to extend credit and $14.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2025 and December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of June 30, 2025, we had cash and cash equivalents of $119.0 million, compared to $421.2 million as of December 31, 2024.

Capital Resources

Total shareholders’ equity increased to $496.1 million as of June 30, 2025, compared to $460.7 million as of December 31, 2024, an increase of $35.4 million, or 7.7%. This increase was primarily the result of the $30.3 million in net income and $6.1 million of other comprehensive income on securities and derivatives for the six months ended June 30, 2025 offset by the $2.4 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of June 30, 2025 and December 31, 2024, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum To Be
	June 30, 2025	December 31, 2024	Requirement	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.65%	9.12%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.75%	8.41%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.20%	9.90%	8.50%	N/A
Total capital (to risk weighted assets)	12.87%	12.68%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.89%	11.37%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.56%	12.35%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.56%	12.35%	8.50%	8.00%
Total capital (to risk weighted assets)	13.46%	13.29%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

During April 2025, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $100 million which was scheduled to mature on April 4, 2030. The facility was discontinued on April 9, 2025, and a gain of $1.1 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, as a reduction of interest expense through maturity date of the contract.

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

For the six months ended June 30, 2025 and 2024, approximately $1.3 million and $1.0 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended June 30, 2025 and 2024, approximately $662,000 and $654,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At June 30, 2025, the Company expected approximately $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2025, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At June 30, 2025, our derivative assets and liabilities totaled $3.1 million and $3.8 million, respectively.

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

On a quarterly basis, we run simulation models including a static balance sheet. The models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rate changes over a 12-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. In addition to the monthly reports, we also run various scenarios based on market trends and management analysis needs. These special reports include stress test reports, reports to test the deposit decay rates and growth reports based on budget. Our internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 25.0% for a 200 basis point shift and 35.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	2.15%	(5.68)%	0.92%	(5.83)%
+ 200	1.59%	(2.88)%	0.76%	(3.09)%
+ 100	0.90%	(0.94)%	0.46%	(1.12)%
Base	—	—	—	—
-100	(1.26)%	(0.40)%	(0.71)%	(0.16)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1†

First Amendment to Salary Continuation Agreement, dated as of May 4, 2025, by and between Third Coast Bank and Bart Caraway (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.2†

First Amendment to Salary Continuation Agreement, dated as of May 4, 2025, by and between Third Coast Bank and John McWhorter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.3†

Amended and Restated Change of Control Bonus Agreement, dated as of May 4, 2025, by and between Third Coast Bank and Liz Eber (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.4†

Amended and Restated Change of Control Bonus Agreement, dated as of May 4, 2025, by and between Third Coast Bank and Vicki Alexander (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.5†

Salary Continuation Agreement, dated as of May 5, 2025, by and between Third Coast Bank and Liz Eber (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.6†

Salary Continuation Agreement, dated as of May 5, 2025, by and between Third Coast Bank and Vicki Alexander (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

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

Third Coast Bancshares, Inc.

Date: August 5, 2025	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: August 5, 2025	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer