Form 10-Q
period 2025-09-30
Third Coast Bancshares, Inc.
filed 2025-11-04
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41028

THIRD COAST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	46-2135597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20202 Highway 59 North, Suite 190 Humble, Texas	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 446-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TCBX	New York Stock Exchange NYSE Texas

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

As of October 31, 2025, the registrant had 13,894,078 shares of common stock, par value $1.00 per share, outstanding.

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
•
factors related to the Company’s proposed acquisition of Keystone Bancshares, Inc., a Texas corporation (“Keystone”), including:
o
the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement providing for the acquisition;
o
the outcome of any legal proceedings that may be instituted against the Company or Keystone;
o
the possibility that the transaction does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
o
the risk that the benefits from the transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which the Company and Keystone operate;
o
disruption to the parties’ businesses as a result of the announcement and pendency of the transaction;
o
the risk that the integration of each party’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses;
o
the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
o
reputational risk and potential adverse reactions of the Company’s or Keystone’s customers, suppliers, employees or other business partners, including those resulting from the announcement or completion of the transaction;
o
the dilution caused by the Company’s issuance of additional shares of its common stock in connection with the transaction;
o
a material adverse change in the financial condition of the Company or Keystone;
o
general competitive, economic, political and market conditions;
o
major catastrophes such as earthquakes, floods or other natural or human disasters, including infectious disease outbreaks;
o
the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters; and
o
other factors that may affect future results of the Company and Keystone including changes in asset quality and credit risk, the inability to sustain revenue and earnings growth, changes in interest rates and capital markets, inflation, customer borrowing, repayment, investment and deposit practices, the impact, extent and timing of technological changes, capital management activities and other actions of the Federal Reserve and legislative and regulatory actions and reforms; and
•
other factors that are discussed in “Part II – Other Information – Item 1A. Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2025	2024
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$116,383	$371,157
Federal funds sold	6,629	50,045
Total cash and cash equivalents	123,012	421,202
Interest bearing time deposits in other banks	265	356
Investment securities available-for-sale	376,719	384,025
Investment securities held-to-maturity	206,037	—
Loans, net of allowance for credit losses of $42,563 and $40,304 at September 30, 2025 and December 31, 2024, respectively	4,122,553	3,926,121
Accrued interest receivable	29,537	25,820
Premises and equipment, net	24,718	26,230
Bank-owned life insurance	75,547	68,341
Non-marketable equity securities, at cost	26,157	15,980
Deferred tax asset, net	6,989	11,445
Derivative assets	2,803	6,479
Right-of-use asset - operating leases	17,677	19,863
Goodwill and other intangible assets	18,720	18,841
Other assets	31,074	17,743
Total assets	$5,061,808	$4,942,446
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$450,013	$602,082
Interest bearing	3,922,728	3,708,416
Total deposits	4,372,741	4,310,498
Accrued interest payable	7,153	6,281
Derivative liabilities	3,521	8,660
Lease liability - operating leases	18,735	20,900
Other liabilities	32,040	23,754
Line of credit - Senior Debt	32,875	30,875
Note payable - Subordinated Debentures, net	80,913	80,759
Total liabilities	4,547,978	4,481,727
Commitments and contingent liabilities - See Notes 10 and 19
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at September 30, 2025 and December 31, 2024	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at September 30, 2025 and December 31, 2024	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,957,561 and 13,848,242 issued; and 13,879,099 and 13,769,780 outstanding at September 30, 2025 and December 31, 2024, respectively	13,958	13,848
Common stock - non-voting, $1 par value; 3,500,000 shares authorized at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	323,491	321,696
Retained earnings	166,537	121,697
Accumulated other comprehensive income	10,874	4,508
Treasury stock: at cost; 78,462 shares at September 30, 2025 and December 31, 2024	(1,099)	(1,099)
Total shareholders' equity	513,830	460,719
Total liabilities and shareholders' equity	$5,061,808	$4,942,446

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Interest income:
Loans, including fees	$82,054	$75,468	$234,847	$219,242
Investment securities available-for-sale	6,289	4,532	17,487	12,116
Investment securities held-to-maturity	2,882	-	4,489	-
Federal funds sold and other	1,278	2,719	5,108	11,462
Total interest income	92,503	82,719	261,931	242,820
Interest expense:
Deposit accounts	39,030	40,407	112,791	119,515
FHLB advances and other borrowings	2,624	1,929	6,120	5,985
Total interest expense	41,654	42,336	118,911	125,500
Net interest income	50,849	40,383	143,020	117,320
Provision for credit losses	2,763	1,085	5,343	4,545
Net interest income after provision for credit losses	48,086	39,298	137,677	112,775
Noninterest income:
Service charges and fees	2,839	2,143	7,241	5,163
Earnings on bank-owned life insurance	786	649	2,206	1,818
Loss on sale of investment securities available-for-sale	—	(480)	(338)	(200)
Gain on sales of SBA loans	—	—	74	30
Other	10	205	209	937
Total noninterest income	3,635	2,517	9,392	7,748
Noninterest expense:
Salaries and employee benefits	19,560	15,679	56,080	48,098
Occupancy and equipment expense	2,861	2,817	8,478	8,237
Legal and professional	1,254	1,037	4,612	4,043
Data processing and network expense	1,203	1,608	3,485	4,072
Regulatory assessments	1,152	1,249	3,661	3,234
Advertising and marketing	499	420	1,411	1,181
Software purchases and maintenance	1,094	1,266	3,502	3,682
Loan operations and other real estate owned expense	29	227	737	715
Telephone and communications	134	166	424	441
Other	1,106	1,085	3,456	3,394
Total noninterest expense	28,892	25,554	85,846	77,097
Net income before income tax expense	22,829	16,261	61,223	43,426
Income tax expense	4,772	3,486	12,830	9,488
Net income	18,057	12,775	48,393	33,938
Preferred stock dividends declared	1,197	1,198	3,553	3,553
Net income available to common shareholders	$16,860	$11,577	$44,840	$30,385
Earnings per common share:
Basic earnings per share	$1.22	$0.85	$3.24	$2.23
Diluted earnings per share	$1.03	$0.74	$2.77	$1.99

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$18,057	$12,775	$48,393	$33,938
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gain arising during the period, net of tax	954	3,961	5,110	2,968
Reclassification for net losses realized through the sale of securities, net of tax	—	379	267	158
Other comprehensive income on securities	954	4,340	5,377	3,126
Unrealized gain on derivatives:
Unrealized holding (loss) gain arising during the period, net of tax	—	(148)	1,707	1,069
Gain on termination of derivative instruments, net of tax	—	—	1,190	4,275
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period, net of tax	(646)	(596)	(1,908)	(1,602)
Other comprehensive (loss) income on derivatives	(646)	(744)	989	3,742
Total other comprehensive income	308	3,596	6,366	6,868
Total comprehensive income	$18,365	$16,371	$54,759	$40,806

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$411,974
Net income	—	—	—	—	—	33,938	—	—	33,938
Share-based compensation	—	—	—	—	1,240	—	—	—	1,240
Stock options exercised	—	—	19	—	197	—	—	—	216
Registration costs for securities issued in private placement	—	—	—	—	(108)	—	—	—	(108)
Restricted stock grants	—	—	45	—	(45)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(1)	—	(26)	—	—	—	(27)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,868	—	6,868
Preferred dividends declared - Series A, $51.19 per share	—	—	—	—	—	(3,553)	—	—	(3,553)
Balance, September 30, 2024	$69	$—	$13,746	$—	$320,871	$109,160	$7,801	$(1,099)	$450,548

Balance, December 31, 2024	$69	$—	$13,848	$—	$321,696	$121,697	$4,508	$(1,099)	$460,719
Net income	—	—	—	—	—	48,393	—	—	48,393
Share-based compensation	—	—	—	—	1,158	—	—	—	1,158
Stock options exercised	—	—	75	—	704	—	—	—	779
Restricted stock grants	—	—	41	—	(41)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(6)	—	(26)	—	—	—	(32)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,366	—	6,366
Preferred dividends declared - Series A, $51.19 per share	—	—	—	—	—	(3,553)	—	—	(3,553)
Balance, September 30, 2025	$69	$—	$13,958	$—	$323,491	$166,537	$10,874	$(1,099)	$513,830

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income	Stock	Total
Balance, June 30, 2024	$69	$—	$13,744	$—	$320,496	$97,583	$4,205	$(1,099)	$434,998
Net income	—	—	—	—	—	12,775	—	—	12,775
Share-based compensation	—	—	—	—	452	—	—	—	452
Stock options exercised	—	—	2	—	43	—	—	—	45
Registration costs for securities issued in private placement	—	—	—	—	(108)	—	—	—	(108)
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	—	—	(12)	—	—	—	(12)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,596	—	3,596
Preferred dividends declared - Series A, $17.25 per share	—	—	—	—	—	(1,198)	—	—	(1,198)
Balance, September 30, 2024	$69	$—	$13,746	$—	$320,871	$109,160	$7,801	$(1,099)	$450,548

Balance, June 30, 2025	$69	$—	$13,930	$—	$322,972	$149,677	$10,566	$(1,099)	$496,115
Net income	—	—	—	—	—	18,057	—	—	18,057
Share-based compensation	—	—	—	—	420	—	—	—	420
Stock options exercised	—	—	20	—	112	—	—	—	132
Restricted stock grants	—	—	9	—	(9)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(1)	—	(4)	—	—	—	(5)
Other comprehensive income, net of tax	—	—	—	—	—	—	308	—	308
Preferred dividends declared - Series A, $17.25 per share	—	—	—	—	—	(1,197)	—	—	(1,197)
Balance, September 30, 2025	$69	$—	$13,958	$—	$323,491	$166,537	$10,874	$(1,099)	$513,830

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$48,393	$33,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,343	4,545
Changes in deferred tax, net	2,764	(1,252)
Share-based compensation	1,158	1,240
Loss on sale of investment securities available-for-sale	338	200
Gain on sale of SBA loans	(74)	(30)
Write-up of other real estate owned	(213)	—
Write-down of fixed assets	9	—
Accretion of premium on securities, net	(1,538)	(892)
Accretion of gain on terminated cash flow hedges	(2,415)	(2,029)
Accretion of loan fees	(9,527)	(5,349)
Amortization of subordinated debt origination costs	154	155
Depreciation and amortization	3,559	3,411
Earnings on bank-owned life insurance	(2,206)	(1,818)
Net change in operating leases	21	174
Net change in derivative assets and liabilities	699	582
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(10,196)	(6,840)
Accrued interest payable and other liabilities	8,830	12,727
Net cash provided by operating activities	45,099	38,762
Cash flows from investing activities:
Net increase (decrease) in interest bearing deposits in other banks	91	(353)
Net purchase of non-marketable equity securities	(10,177)	(8,287)
Investment securities available-for-sale activity:
Purchases	(5,155,118)	(2,559,409)
Sales	53,407	30,074
Maturities, calls and principal paydowns	5,117,060	2,419,966
Purchases of investment securities held-to-maturity	(206,074)	—
Proceeds from termination of derivative instruments	1,506	5,412
Net originations on loans held for investment	(199,496)	(247,201)
Net additions to bank premises and equipment	(1,580)	(1,171)
Proceeds from sales of foreclosed assets	655	—
Purchase of bank-owned life insurance	(5,000)	—
Net cash used in investing activities	(404,726)	(360,969)
Cash flows from financing activities:
Net increase in deposits	62,243	191,290
Net advance (repayment) of line of credit - senior debt	2,000	(7,000)
Registration of Series A Preferred Stock issued in 2022 Private Placement	—	(108)
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(32)	(27)
Proceeds from stock options exercised	779	216
Dividends paid on Series A preferred stock	(3,553)	(3,553)
Net cash provided by financing activities	61,437	180,818
Change in cash and cash equivalents	(298,190)	(141,389)
Cash and cash equivalents at beginning of period	421,202	411,845
Cash and cash equivalents at end of period	$123,012	$270,456

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$118,039	$123,011
Cash paid for income taxes	$8,685	$3,211
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$7,968	$283
Right of use lease assets obtained in exchange for operating lease liabilities	$381	$831

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2024 and 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2025. The December 31, 2024 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2024.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the full year ending December 31, 2025. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

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

September 30, 2025 and December 31, 2024

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

Allowance for Credit Losses

The Company utilizes Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to measure portfolio credit losses. The standard applies an “expected loss” model which encompasses allowances for losses expected to be incurred over the life of the portfolio. The current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of Accounting Standards Codification (“ASC”) 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

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

September 30, 2025 and December 31, 2024

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. The related servicing assets receivable were not material to the consolidated financial statements at September 30, 2025 and December 31, 2024.

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

Other Real Estate Owned

Other real estate owned, or OREO, represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. OREO properties are reflected in other assets on the accompanying consolidated balance sheets. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding the properties and subsequent adjustments to the value are expensed. Operating and holding expenses, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred.

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

September 30, 2025 and December 31, 2024

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $1.4 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively, and $499,000 and $420,000 for the three months ended September 30, 2025 and 2024, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

September 30, 2025 and December 31, 2024

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

Basic and Diluted Earnings Per Common Share

Earnings per common share is computed in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed by using the net earnings allocated to common stock plus dividends on dilutive convertible preferred stock, divided by the sum of 1) the weighted-average number of shares determined for the basic earnings per common share computation, 2) the dilutive effect of stock compensation using the treasury stock method, and 3) the dilutive effect of convertible preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 16 – Earnings Per Common Share.

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

Recently Issued Accounting Standards - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 720), Improvements to Income Tax Disclosures.” ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.

The standard will not have a significant impact on the Company's consolidated financial statements.

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

September 30, 2025 and December 31, 2024

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

The carrying amount of securities available-for-sale and their approximate fair values as of September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Securities available-for-sale:
U.S government and agency securities	$13,764	$—	$150	$13,614
State and municipal securities	10,042	216	5	10,253
Mortgage-backed securities and collateralized mortgage obligations	219,173	3,312	245	222,240
Corporate bonds	129,005	2,480	873	130,612
	$371,984	$6,008	$1,273	$376,719

December 31, 2024
Securities Available-for-sale:
U.S. government and agency securities	$17,548	$—	$129	$17,419
State and municipal securities	1,700	3	4	1,699
Mortgage-backed securities and collateralized mortgage obligations	238,440	1,299	1,136	238,603
Corporate bonds	128,409	1,214	3,319	126,304
	$386,097	$2,516	$4,588	$384,025

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

The Class A-1 Notes are classified as held-to-maturity investments. At September 30, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Securities held-to-maturity:
Asset-backed securities	$206,037	$—	$—	$206,037
	$206,037	$—	$—	$206,037

There were no securities held-to-maturity as of December 31, 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

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

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2025, by contractual maturity, are shown below.

	September 30, 2025		September 30, 2025
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Carrying Value	Estimated Fair Value
Due from one year to five years	$34,368	$35,352	$206,037	$206,037
Due from five to ten years	99,699	100,282	—	—
Over ten years	18,744	18,845	—	—
	152,811	154,479	206,037	206,037
Mortgage-backed securities and collateralized mortgage obligations	219,173	222,240	—	—
	$371,984	$376,719	$206,037	$206,037

The following table summarizes securities available-for-sale with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in thousands)	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
September 30, 2025
Securities available-for-sale:
U.S. government and agency securities	$21	$6,540	$129	$7,074	$150	$13,614
State and municipal securities	5	1,839	—	—	5	1,839
Mortgage-backed securities and collateralized mortgage obligations	201	32,060	44	3,767	245	35,827
Corporate bonds	341	26,000	532	22,095	873	48,095
	$568	$66,439	$705	$32,936	$1,273	$99,375

December 31, 2024
Securities available-for-sale:
U.S. government and agency securities	$79	$13,688	$50	$3,731	$129	$17,419
State and municipal securities	4	995	—	—	4	995
Mortgage-backed securities and collateralized mortgage obligations	1,111	131,177	25	288	1,136	131,465
Corporate bonds	649	47,183	2,670	45,820	3,319	93,003
	$1,843	$193,043	$2,745	$49,839	$4,588	$242,882

There were 41 investments in an unrealized loss position at September 30, 2025, and 73 investments in an unrealized loss position at December 31, 2024. As of September 30, 2025 and December 31, 2024, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of September 30, 2025 and December 31, 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

The following table summarizes proceeds received from the sale of securities available-for-sale and their related gross gains and losses for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Securities available-for-sale:
Proceeds from sales	$—	$15,572	$53,407	$30,074
Gross gain	—	—	402	280
Gross loss	—	480	740	480
Net loss	$—	$(480)	$(338)	$(200)

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$408,996	$448,134
Non-farm non-residential non-owner occupied	687,924	652,119
Residential	334,583	336,736
Construction, development & other	826,566	871,373
Farmland	25,549	30,915
Commercial & industrial	1,772,045	1,497,408
Consumer	1,291	1,859
Municipal and other	108,162	127,881
	4,165,116	3,966,425
Allowance for credit losses	(42,563)	(40,304)
Loans, net	$4,122,553	$3,926,121

Total loans are presented net of unaccreted discounts and net deferred fees totaling $21.6 million and $16.6 million at September 30, 2025 and December 31, 2024, respectively.

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

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due 90 days or more segregated by class of loans were as follows:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days	Non-accrual	Non-accrual loans without a specific ACL	Accruing loans past due more than 90 days
Real estate loans:
Non-farm non-residential owner occupied	$1,237	$1,237	$1,943	$10,433	$9,757	$—
Non-farm non-residential non-owner occupied	111	111	—	—	—	—
Residential	214	214	2,030	2,226	2,226	1,169
Construction, development & other	6	6	—	400	—	—
Commercial & industrial	9,155	5,265	7,006	13,714	4,644	4
Municipal and other	—	—	37	—	—	—
	$10,723	$6,833	$11,016	$26,773	$16,627	$1,173

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

If non-accrual loans had continued to accrue interest in accordance with their original terms, approximately $725,000 and $1.3 million of interest income would have been recognized in the nine months ended September 30, 2025 and 2024, respectively.

An age analysis of past due loans, segregated by class of loans, was as follows:

(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
September 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$6,890	$—	$3,180	$10,070	$398,926	$408,996
Non-farm non-residential non-owner occupied	6,886	1,408	111	8,405	679,519	687,924
Residential	1,030	268	2,244	3,542	331,041	334,583
Construction, development & other	—	3,492	6	3,498	823,068	826,566
Farmland	—	—	—	—	25,549	25,549
Commercial & industrial	1,388	1,057	16,161	18,606	1,753,439	1,772,045
Consumer	—	—	—	—	1,291	1,291
Municipal and other	122	822	37	981	107,181	108,162
	$16,316	$7,047	$21,739	$45,102	$4,120,014	$4,165,116

December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$513	$—	$10,433	$10,946	$437,188	$448,134
Non-farm non-residential non-owner occupied	—	—	—	—	652,119	652,119
Residential	1,929	404	3,395	5,728	331,008	336,736
Construction, development & other	2,812	—	400	3,212	868,161	871,373
Farmland	—	—	—	—	30,915	30,915
Commercial & industrial	660	383	13,718	14,761	1,482,647	1,497,408
Consumer	—	—	—	—	1,859	1,859
Municipal and other	115	—	—	115	127,766	127,881
	$6,029	$787	$27,946	$34,762	$3,931,663	$3,966,425

Loan Modifications to Borrowers Experiencing Financial Difficulty

A loan is considered modified under ASU 2022-02 if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

For the nine months ended September 30, 2025, one loan was modified for borrowers experiencing financial difficulty. No loans were modified for borrowers experiencing financial difficulty for the year ended December 31, 2024.

	Loan modifications
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Total Class of Financing Receivable	Principal Forgiveness	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
September 30, 2025
Construction, development & other	1	2,812	0.3%	—	14.0%	—	—

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of September 30, 2025 and December 31, 2024, there were no modified loans in the previous twelve-month period that were in default.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

Significant Loan Sales

Securitization of a $100 Million Commercial Real Estate Loan Transaction

On April 1, 2025, the Bank entered into a $100 million securitization transaction of a revolving commercial real estate loan (the “April Mortgage Loan”) secured by interests in 1-4 family residential dwellings located in the state of Texas.

The Bank created participation interests in the April Mortgage Loan pursuant to a Participation Agreement, dated as of April 1, 2025, by and between the Bank, as initial Participation A-1 holder, the Bank, as initial Participation A-2 holder, and the Bank, as initial Participation A-3 holder. The Bank subsequently sold Participation A-1 to EJF CRT 2025-1 Depositor LLC (the “Depositor”), who subsequently sold Participation A-1 to EJF CRT 2025-1 LLC (the “Issuer”). The Bank retained Participation A-2 and Participation A-3.

The Issuer pledged Participation A-1, representing the Issuer's pro rata economic interest in the April Mortgage Loan, to U.S. Bank Trust Company, National Association (the “Indenture Trustee”), pursuant to an Indenture, dated as of April 1, 2025 (the “Indenture”), by and between the Issuer, the Indenture Trustee, the Bank, as servicer, and U.S. Bank National Association, as securities intermediary, and issued its Asset-Backed Notes, Series 2025-1, consisting of Class A-1 Notes and Class M-1 Notes. The Issuer sold the Class A-1 Notes to the Bank and certain of the Class M-1 Notes to affiliates of the Depositor on April 1, 2025.

Securitization of a $150 Million Commercial Real Estate Loan Transaction

On June 3, 2025, the Bank entered into a $150 million securitization transaction of certain commercial real estate loans (the “June Mortgage Loans”) originated by the Bank.

The Bank created participation interests in the June Mortgage Loans pursuant to Participation Agreements, dated as of June 3, 2025, by and between the Bank, as initial Participation A-1 holder, the Bank, as initial Participation A-2 holder, and the Bank, as initial Participation A-3 holder. The Bank subsequently sold Participation A-1 to EJF CRT 2025-2 Depositor LLC (the “Depositor”), who subsequently sold Participation A-1 to EJF CRT 2025-2 LLC (the “Issuer”). The Bank retained participation interests not sold to the Depositor.

The Issuer pledged Participation A-1, representing the Issuer's pro rata economic interest in the June Mortgage Loans, to U.S. Bank Trust Company, National Association (the “Indenture Trustee”), pursuant to an Indenture, dated as of June 3, 2025 (the “Indenture”), by and between the Issuer, the Indenture Trustee, the Bank, as servicer, and U.S. Bank National Association, as securities intermediary, and issued its Asset-Backed Notes, Series 2025-2, consisting of Class A-1 Notes and Class M-1 Notes. The Issuer sold the Class A-1 Notes to the Bank and certain of the Class M-1 Notes to affiliates of the Depositor on June 3, 2025.

The transfer of loans was accounted for as a sale of participation interests for financial reporting purposes. No gains or losses were recognized in connection with the transactions.

Credit Quality Indicators

Credit Quality Indicators. From a credit risk standpoint, the Company classifies its loans in one of six categories: (i) pass, (ii) special mention, (iii) substandard, (iv) purchased credit deteriorated (“PCD”), (v) doubtful, or (vi) loss.

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

September 30, 2025 and December 31, 2024

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

The following tables summarize the Company’s internal ratings of its loans at September 30, 2025 and December 31, 2024:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$395,454	$—	$13,542	$—	$408,996
Non-farm non-residential non-owner occupied	678,424	4,659	4,841	—	687,924
Residential	334,210	—	373	—	334,583
Construction, development & other	822,656	489	3,421	—	826,566
Farmland	25,549	—	—	—	25,549
Commercial & industrial	1,752,366	5,756	13,739	184	1,772,045
Consumer	1,254	37	—	—	1,291
Municipal and other	108,162	—	—	—	108,162
	$4,118,075	$10,941	$35,916	$184	$4,165,116

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development & other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial & industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
	$3,907,370	$26,551	$31,694	$810	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

The following tables summarize the Company's loans by risk grades, loan class and vintage, at September 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
September 30, 2025
Real estate loans:
Non-farm non-residential owner occupied
Pass	$48,207	$65,094	$28,761	$68,359	$85,425	$85,325	$14,283	$395,454
Substandard	976	1	89	4,120	4,168	4,188	—	13,542
Total Non-Farm non-residential owner-occupied	$49,183	$65,095	$28,850	$72,479	$89,593	$89,513	$14,283	$408,996
Non-farm non-residential non-owner occupied
Pass	$179,636	$87,285	$62,725	$152,832	$138,529	$34,761	$22,656	$678,424
Special Mention	—	—	—	1,989	—	2,670	—	4,659
Substandard	4,420	111	—	—	—	310	—	4,841
Total Non-Farm non-residential non owner-occupied	$184,056	$87,396	$62,725	$154,821	$138,529	$37,741	$22,656	$687,924
Residential
Pass	$54,505	$37,606	$76,213	$78,988	$59,366	$21,015	$6,517	$334,210
Substandard	74	85	—	214	—	—	—	373
Total Residential	$54,579	$37,691	$76,213	$79,202	$59,366	$21,015	$6,517	$334,583
Construction, development & other
Pass	$66,988	$81,411	$74,757	$63,662	$22,178	$4,004	$509,656	$822,656
Special Mention	489	—	—	—	—	—	—	489
Substandard	3,415	—	6	—	—	—	—	3,421
Total Construction, development & other	$70,892	$81,411	$74,763	$63,662	$22,178	$4,004	$509,656	$826,566
Farmland
Pass	$882	$3,191	$7,907	$6,796	$1,004	$683	$5,086	$25,549
Total Farmland	$882	$3,191	$7,907	$6,796	$1,004	$683	$5,086	$25,549
Commercial & industrial
Pass	$210,072	$123,869	$118,928	$92,010	$41,851	$10,046	$1,155,590	$1,752,366
Special Mention	332	94	253	221	—	4,856	—	5,756
Substandard	344	1,239	2,903	1,056	265	417	7,515	13,739
Doubtful	—	—	—	—	—	184	—	184
Total Commercial & industrial	$210,748	$125,202	$122,084	$93,287	$42,116	$15,503	$1,163,105	$1,772,045
Consumer
Pass	$413	$113	$388	$210	$18	$112	$—	$1,254
Special Mention	—	—	37	—	—	—	—	37
Total Consumer	$413	$113	$425	$210	$18	$112	$—	$1,291
Municipal and other
Pass	$977	$820	$20,593	$4,415	$997	$375	$79,985	$108,162
Total Municipal and other	$977	$820	$20,593	$4,415	$997	$375	$79,985	$108,162
Total Loans	$571,730	$400,919	$393,560	$474,872	$353,801	$168,946	$1,801,288	$4,165,116

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied
Pass	$84,206	$33,385	$92,614	$105,816	$55,673	$46,492	$7,883	$426,069
Special Mention	—	—	4,158	—	—	939	—	5,097
Substandard	2,324	2,828	611	4,334	5,243	1,628	—	16,968
Total Non-Farm non-residential owner-occupied	$86,530	$36,213	$97,383	$110,150	$60,916	$49,059	$7,883	$448,134
Non-farm non-residential non-owner occupied
Pass	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Total Non-Farm non-residential non owner-occupied	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Residential
Pass	$57,119	$86,144	$91,969	$69,532	$16,698	$9,193	$2,669	$333,324
Special Mention	495	—	—	—	—	—	—	495
Substandard	2,144	112	231	—	430	—	—	2,917
Total Residential	$59,758	$86,256	$92,200	$69,532	$17,128	$9,193	$2,669	$336,736
Construction, development & other
Pass	$111,715	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$868,160
Special Mention	2,812	—	—	—	—	—	—	2,812
Substandard	401	—	—	—	—	—	—	401
Total Construction, development & other	$114,928	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$871,373
Farmland
Pass	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Total Farmland	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Commercial & industrial
Pass	$193,973	$149,785	$94,726	$63,161	$9,524	$7,453	$948,421	$1,467,043
Special Mention	2,695	—	—	—	—	—	15,452	18,147
Substandard	1,841	2,930	2,456	366	—	1,279	2,536	11,408
Doubtful	—	—	810	—	—	—	—	810
Total Commercial & industrial	$198,509	$152,715	$97,992	$63,527	$9,524	$8,732	$966,409	$1,497,408
Consumer
Pass	$118	$769	$392	$67	$78	$98	$337	$1,859
Total Consumer	$118	$769	$392	$67	$78	$98	$337	$1,859
Municipal and other
Pass	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Municipal and other	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Loans	$607,745	$554,200	$552,733	$510,037	$110,352	$100,986	$1,530,372	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

The following tables summarize the Company's gross charge-offs by origination year and loan class for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
September 30, 2025
Commercial & industrial	$—	$(72)	$(43)	$(1,408)	$—	$(32)	$(1,702)	$(3,257)
Municipal and other	—	—	—	(30)	—	(10)	—	(40)
Total Charge-Offs	$—	$(72)	$(43)	$(1,438)	$—	$(42)	$(1,702)	$(3,297)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024
Real estate loans:
Non-farm non-residential non-owner occupied	$—	$—	$—	$—	$—	$(598)	$—	$(598)
Commercial & industrial	—	—	(923)	—	(1,198)	(1,243)	(287)	(3,651)
Municipal and other	—	(12)	(40)	(15)	—	—	—	(67)
Total Charge-Offs	$—	$(12)	$(963)	$(15)	$(1,198)	$(1,841)	$(287)	$(4,316)

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

September 30, 2025 and December 31, 2024

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2025 and 2024:

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$3,015	$191	$—	$—	$3,206
Non-farm non-residential non-owner occupied	4,460	(426)	—	350	4,384
Residential	2,014	(84)	—	—	1,930
Construction, development & other	14,728	(2,220)	—	—	12,508
Farmland	187	(40)	—	—	147
Commercial & industrial	15,370	7,194	(3,257)	190	19,497
Consumer	10	(4)	—	—	6
Municipal and other	520	405	(40)	—	885
	$40,304	$5,016	$(3,297)	$540	$42,563

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$(1,008)	$—	$—	$3,303
Non-farm non-residential non-owner occupied	5,541	(685)	(598)	—	4,258
Residential	2,341	(324)	—	—	2,017
Construction, development & other	5,853	8,310	—	—	14,163
Farmland	244	(33)	—	—	211
Commercial & industrial	17,617	(529)	(2,778)	894	15,204
Consumer	14	(5)	—	1	10
Municipal and other	1,101	(551)	(44)	11	517
	$37,022	$5,175	$(3,420)	$906	$39,683

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at September 30, 2025 and 2024.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2025 and 2024:

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended September 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$2,813	$393	$—	$—	$3,206
Non-farm non-residential non-owner occupied	4,023	361	—	—	4,384
Residential	1,918	12	—	—	1,930
Construction, development & other	11,737	771	—	—	12,508
Farmland	159	(12)	—	—	147
Commercial & industrial	18,632	808	(44)	101	19,497
Consumer	5	1	—	—	6
Municipal and other	748	177	(40)	—	885
	$40,035	$2,511	$(84)	$101	$42,563

Three Months Ended September 30, 2024
Real estate loans:
Non-farm non-residential owner occupied	$4,712	$(1,409)	$—	$—	$3,303
Non-farm non-residential non-owner occupied	5,257	(999)	—	—	4,258
Residential	2,490	(473)	—	—	2,017
Construction, development & other	6,436	7,727	—	—	14,163
Farmland	237	(26)	—	—	211
Commercial & industrial	18,286	(3,139)	(299)	356	15,204
Consumer	14	(4)	—	—	10
Municipal and other	779	(262)	—	—	517
	$38,211	$1,415	$(299)	$356	$39,683

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

Collateral Dependent Loans

A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are secured by real estate assets, accounts receivable, inventory and equipment. For a collateral dependent loan, the Company's evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs. The valuation is compared to the remaining outstanding principal balance of the loan and any loss is included in the allowance for credit losses on loans as a specific valuation.

The following tables present the amortized cost basis of collateral dependent loans which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
September 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$1,237	$—	$—	$1,237
Non-farm non-residential non-owner occupied	111	—	—	111
Residential	214	—	—	214
Construction, development & other	6	—	—	6
Commercial & industrial	—	11,732	2,215	13,947
	$1,568	$11,732	$2,215	$15,515

December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$10,312	$—	$—	$10,312
Non-farm non-residential non-owner occupied	120	—	—	120
Residential	2,226	—	—	2,226
Construction, development & other	401	—	—	401
Commercial & industrial	—	13,045	3,205	16,250
	$13,059	$13,045	$3,205	$29,309

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	September 30, 2025	December 31, 2024
Building and building improvements	30 years and 3 - 10 years	$14,246	$13,824
Land		3,894	3,894
Equipment	3 - 5 years	7,918	7,284
Leasehold improvements	3 - 10 years	13,882	13,834
Furniture and fixtures	3 - 5 years	5,738	5,451
Automobiles	5 years	58	—
Construction in process		119	—
		45,855	44,287
Accumulated depreciation		(21,137)	(18,057)
		$24,718	$26,230

Depreciation expense was approximately $3.1 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively, and $1.0 million each for the three months ended September 30, 2025 and 2024. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Transaction accounts:
Noninterest bearing demand accounts	$450,013	$602,082
Interest bearing demand accounts	3,127,138	3,101,147
Savings	22,162	27,843
Total transaction accounts	3,599,313	3,731,072
Time deposits	773,428	579,426
Total deposits	$4,372,741	$4,310,498

The aggregate amount of time deposits in denominations of $250,000 or more totaled approximately $578.4 million and $378.5 million as of September 30, 2025 and December 31, 2024, respectively.

Scheduled maturities of time deposits at September 30, 2025 are as follows:

(Dollars in thousands)	Maturities by Year
2025 (three months remaining)	$253,642
2026	496,688
2027	16,834
2028	4,365
2029	1,765
2030	131
Thereafter	3
$773,428

At September 30, 2025 and December 31, 2024, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $2.3 million and $256,000, respectively.

6.
Income Taxes

During the nine months ended September 30, 2025 and 2024, the Company recorded income tax provision expense of $12.8 million and $9.5 million, respectively, reflecting an effective tax rate of 21.0% and 21.8%, respectively. During the three months ended September 30, 2025 and 2024, the Company recorded income tax provision expense of $4.8 million and $3.5 million, respectively, reflecting an effective tax rate of 20.9% and 21.4%, respectively. The effective tax rate for the nine and three months ended September 30, 2024, was greater than the statutory tax rate of 21% due to the prospective reclassification of state income tax expense from noninterest expense beginning in April 2024.

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of September 30, 2025 and December 31, 2024, borrowing capacity available under this arrangement was $524.5 million and $623.7 million, respectively. The Company had no FHLB advances outstanding at September 30, 2025 and December 31, 2024. Letters of credit with the FHLB in the amount of $619.7 million were issued at September 30, 2025. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from October 2025 through January 2027.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

Line of Credit - Senior Debt

The Company has a $55.0 million revolving line of credit facility which was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At September 30, 2025 and December 31, 2024, the outstanding balance was $32.9 million and $30.9 million, respectively.

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the Notes. The Company had $82.3 million each in outstanding principal as of September 30, 2025 and December 31, 2024, and $1.3 million and $1.5 million, respectively, in unamortized debt issuance costs.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of September 30, 2025 and December 31, 2024, total borrowing capacity under this arrangement was $1.4 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of September 30, 2025 or December 31, 2024.

Federal Funds Lines of Credit

At both September 30, 2025 and December 31, 2024, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at September 30, 2025 and December 31, 2024.

8.
Stock Options and Warrants

2013 Stock Option Plan

Upon shareholder approval in 2008, the Bank adopted the 2008 Stock Option Plan. In 2013, upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At September 30, 2025, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At September 30, 2025, there were 96,079 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Company adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At September 30, 2025, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

Stock Options

The Company grants stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the nine months ended September 30, 2025 were granted with an exercise price ranging from $30.31 to $35.40. Options granted during the nine months ended September 30, 2024 were granted with an exercise price ranging from $19.38 to $25.67.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the nine months ended September 30, 2025: risk-free interest rate ranging from 4.06% to 4.47%; dividend yield of 0.00%; estimated volatility ranging from 24.25% to 24.82%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the nine months ended September 30, 2024: risk-free interest rate ranging from 3.75% to 4.64%, dividend yield of 0.00%; estimated volatility ranging from 23.42% to 24.16%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense of $391,000 and $396,000, respectively, associated with stock options. For the three months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense of $128,000 and $143,000, respectively, associated with stock options. As of September 30, 2025, there was approximately $838,000 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining period of 5.32 years. Forfeitures are recognized as they occur.

A summary of stock option activity for the nine months ended September 30, 2025 and 2024 is presented below:

	September 30, 2025		September 30, 2024
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	944,255	$18.76	1,126,023	$17.72
Granted during the period	10,000	32.86	35,500	21.12
Forfeited during the period	(25,181)	19.78	(68,563)	17.63
Exercised during the period	(92,574)	17.25	(19,505)	12.27
Outstanding at the end of period	836,500	$19.07	1,073,455	$17.93
Options exercisable at end of period	622,700	$18.48	726,885	$16.90
Weighted-average grant date fair value of options granted during the period		$12.76		$8.02

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $15.8 million and $12.1 million, respectively, at September 30, 2025. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $9.5 million and $7.2 million, respectively, at September 30, 2024.

The intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was approximately $1.9 million and $283,000, respectively.

A summary of the activity in the Company’s nonvested shares for the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025		September 30, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	320,970	$4.50	447,970	$3.94
Granted during the period	10,000	12.76	35,500	8.02
Vested during the period	(107,270)	3.90	(117,900)	3.60
Forfeited during the period	(9,900)	3.98	(19,000)	3.28
Nonvested at end of period	213,800	$5.18	346,570	$4.48

Warrants

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”), or non-voting common stock, par value $1.00 per share (“Non-Voting Common Stock”), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The weighted average remaining contractual life of the outstanding Preferred Warrants was 4.00 years as of September 30, 2025.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

As of both September 30, 2025 and 2024, the Company had Preferred Warrants for 175,000 underlying shares outstanding and exercisable at a weighted average exercise price of $22.50.

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

A summary of the activity for non-vested RSAs for the nine months ended September 30, 2025 and 2024 is presented below:

	September 30, 2025		September 30, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	98,240	$19.38	110,224	$17.44
Granted during the period	40,661	33.65	44,659	20.08
Vested during the period	(48,774)	16.98	(51,220)	17.36
Forfeited during the period	(5,252)	24.70	—	—
Nonvested at the end of period	84,875	$22.72	103,663	$19.38

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. For the nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense associated with RSAs of approximately $767,000 and $844,000, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense associated with RSAs of approximately $292,000 and $309,000, respectively. As of September 30, 2025, there was approximately $1.7 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over a weighted average remaining period of 7.16 years.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of September 30, 2025, the Company's operating lease ROU asset and operating lease liability totaled $17.7 million and $18.7 million, respectively.

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

As of September 30, 2025 and December 31, 2024, the weighted-average discount rate for the Company's operating leases was 4.76% and 4.73%, respectively. The Company's lease terms range from less than one year to one hundred forty-four months. As of September 30, 2025 and December 31, 2024, the weighted-average remaining term of the leases was 7.04 years and 7.78 years, respectively.

Lease costs for the three and nine months ended September 30, 2025 and 2024 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$814	$835	$2,491	$2,512
Short-term lease cost	2	10	7	29
Variable lease cost	342	341	1,054	987
Total lease cost	$1,158	$1,186	$3,552	$3,528

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2030 and thereafter is presented below:

(Dollars in thousands)	September 30, 2025
2025 (three months remaining)	$823
2026	3,346
2027	3,383
2028	3,151
2029	2,985
2030	2,538
Thereafter	5,758
Total undiscounted lease liability	21,984
Less: Discount on cash flows	(3,249)
Total operating lease liability	$18,735

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$1,596,749	$1,568,824
Standby letters of credit	55,139	13,966
Total	$1,651,888	$1,582,790

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

At September 30, 2025 and December 31, 2024, the allowance for credit losses related to off-balance sheet exposures was $1.8 million and $1.4 million, respectively, and is recorded in other liabilities on the consolidated balance sheets.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,513	$2,112	$1,438	$2,412
Provision for (reversal of) credit losses on off-balance sheet commitments	252	(330)	327	(630)
Total allowance for credit losses - off balance sheet commitments	$1,765	$1,782	$1,765	$1,782

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

September 30, 2025 and December 31, 2024

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

Collateral Dependent Loans Evaluated Individually for Expected Credit Losses. Individually evaluated loans are reported at the estimated fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based on observable market data or independent appraisals using Level 3 inputs.

Derivative Instruments. The estimated fair value of interest rate derivative positions are obtained from a pricing service that provides the swaps’ unwind value using Level 2 inputs.

There were no transfers between levels during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At September 30, 2025
Securities available-for-sale:
U.S government and agency securities	$—	$13,614	$—	$13,614
State and municipal securities	—	10,253	—	10,253
Mortgage-backed securities and collateralized mortgage obligations	—	222,240	—	222,240
Corporate bonds	—	130,612	—	130,612
Total investment securities available-for-sale	$—	$376,719	$—	$376,719
Derivative assets:
Pass-through interest rate swaps	$—	$2,783	$—	$2,783
Risk participation agreements	—	8	—	8
Pay-fixed interest rate swaps	—	12	—	12
Total derivative assets	$—	$2,803	$—	$2,803
Derivative liabilities:
Pass-through interest rate swaps	—	2,783	—	2,783
Risk participation agreements	—	—	—	—
Pay-fixed interest rate swaps	—	738	—	738
Total derivative liabilities	$—	$3,521	$—	$3,521

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2024
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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2025 and December 31, 2024:

Collateral Dependent Loans Evaluated Individually for Expected Credit Losses. At September 30, 2025, collateral dependent loans with a specific valuation allowance had carrying values of $3.9 million and specific valuation allowances totaling $397,000 resulting in a net fair value of $3.5 million based on Level 3 inputs. At December 31, 2024, collateral dependent loans with a specific valuation allowance had carrying values of $12.7 million and specific valuation allowances totaling $1.7 million resulting in a net fair value of $11.0 million based on Level 3 inputs.

The following table presents the significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial Instrument	Unobservable Inputs	Valuation Method	Discount Range	Typical Discount
Collateral dependent loans	Discount to fair value	Appraisal value, as adjusted	0-50%	10-30%
		Inventory	0-100%	N/A
		Accounts receivables	0-100%	N/A
		Equipment	0-100%	20-50%
Other real estate owned	Discount to fair value	Appraisal value, as adjusted	N/A	8-10%

Non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets include other real estate owned and are included in other assets on the consolidated balance sheets.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

The following table presents the activity for other real estate owned assets that were remeasured and recorded at fair value as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Balance at beginning of year, net of valuation allowance	$862	$—
Loans transferred to other real estate owned	7,968	940
Sales of other real estate owned	(655)	—
Charge-offs recognized in the allowance for credit losses	—	(21)
Write-up (write-down) included in other noninterest expense	213	(57)
Balance at end of period, net of valuation allowance	$8,388	$862

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$123,012	$123,012	$421,202	$421,202
Interest bearing time deposits in other banks	265	265	356	356
Securities available-for-sale	376,719	376,719	384,025	384,025
Securities held-to-maturity	206,037	206,037	—	—
Non-marketable securities	26,157	26,157	15,980	15,980
Accrued interest receivable	29,537	29,537	25,820	25,820
Bank-owned life insurance	75,547	75,547	68,341	68,341
Derivative assets	2,803	2,803	6,479	6,479
	$840,077	$840,077	$922,203	$922,203
Level 3 inputs
Loans, net	$4,122,553	$4,129,304	$3,926,121	$3,891,032
Financial liabilities:
Level 2 inputs
Deposits	$4,372,741	$4,253,230	$4,310,498	$4,135,929
Accrued interest payable	7,153	7,153	6,281	6,281
Note payable and line of credit	113,788	109,842	111,634	105,227
Derivative liabilities	3,521	3,521	8,660	8,660
	$4,497,203	$4,373,746	$4,437,073	$4,256,097

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

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

At September 30, 2025 and December 31, 2024, the Company had federal funds sold aggregating approximately $6.6 million and $50.0 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $41.7 million and $270.9 million, respectively, at September 30, 2025 and December 31, 2024. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

At September 30, 2025 and December 31, 2024, the Company had $250.0 million and $392.1 million, respectively, in outstanding notional derivative balances with one financial institution counterparty. The derivative positions represent credit risk.

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

For the nine months ended September 30, 2025 and 2024, Company contributions to the Merged Plan were approximately $1.3 million and $1.1 million, respectively, and for the three months ended September 30, 2025 and 2024, Company contributions to the Merged Plan were approximately $425,000 and $355,000, respectively. Administrative expense related to the Merged Plan for the same nine month periods totaled approximately $70,000 and $56,000, respectively, and for the same three month periods totaled approximately $24,000 and $18,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

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

For the nine months ended September 30, 2025 and 2024, the Company had expensed $710,000 and $510,000, respectively, in deferred compensation related to the Phantom Stock Plan. For the three months ended September 30, 2025 and 2024, the Company had expensed $313,000 and $155,000, respectively, in deferred compensation related to the Phantom Stock Plan. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At September 30, 2025 and December 31, 2024, the aggregate amounts of loans to related parties were approximately $6.0 million and $1.5 million, respectively. During the nine months ended September 30, 2025, loan originations to related parties totaled $6.0 million and repayments from related parties totaled $1.5 million. Related party unfunded commitments at September 30, 2025 and December 31, 2024 were approximately $515,000 and $430,000, respectively.

Deposit account balances for related parties at September 30, 2025 and December 31, 2024, totaled approximately $20.8 million and $18.9 million, respectively.

15.
Shareholders’ Equity and Regulatory Matters

Transfer of Listing on Stock Market Exchange

On September 22, 2025, the Company, acting pursuant to authorization from its Board of Directors, provided written notice to The Nasdaq Stock Market LLC (“Nasdaq”) of its intention to voluntarily withdraw the principal listing of its common stock, par value $1.00 per share (“Common Stock”), from Nasdaq and transfer the listing of its Common Stock to the New York Stock Exchange (the “NYSE”) and to NYSE Texas. The listing and trading of the Common Stock on Nasdaq ended at market close on October 3, 2025, and trading commenced on the NYSE and NYSE Texas at market open on October 6, 2025.

The Common Stock is authorized for dual listing on NYSE and NYSE Texas, where it continues to trade under the stock symbol “TCBX.”

Share Repurchase Program

On June 17, 2025, the Company's Board of Directors authorized a new share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30 million of its common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. As of September 30, 2025, no shares were repurchased under the Repurchase Program.

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

September 30, 2025 and December 31, 2024

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2025 and December 31, 2024, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2025 and December 31, 2024. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since September 30, 2025 that management believes have changed the Bank’s category.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of September 30,2025
Total capital (to risk weighted assets)	$609,476	12.90%	≥	$496,174	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$484,235	10.25%	≥	$401,665	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$484,235	9.55%	≥	$202,743	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$418,075	8.85%	≥	$330,783	≥	7.00%		N/A		N/A
As of December 31, 2024
Total capital (to risk weighted assets)	$559,871	12.68%	≥	$463,735	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$437,369	9.90%	≥	$375,405	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$437,369	9.12%	≥	$191,793	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$371,209	8.41%	≥	$309,157	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of September 30,2025
Total capital (to risk weighted assets)	$639,050	13.53%	≥	$495,833	≥	10.50%	≥	$472,222	≥	10.00%
Tier 1 capital (to risk weighted assets)	$594,722	12.59%	≥	$401,389	≥	8.50%	≥	$377,778	≥	8.00%
Tier 1 capital (to average assets)	$594,722	11.75%	≥	$202,508	≥	4.00%	≥	$253,135	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$594,722	12.59%	≥	$330,555	≥	7.00%	≥	$306,944	≥	6.50%
As of December 31, 2024
Total capital (to risk weighted assets)	$586,569	13.29%	≥	$463,262	≥	10.50%	≥	$441,202	≥	10.00%
Tier 1 capital (to risk weighted assets)	$544,826	12.35%	≥	$375,021	≥	8.50%	≥	$352,961	≥	8.00%
Tier 1 capital (to average assets)	$544,826	11.37%	≥	$191,606	≥	4.00%	≥	$239,507	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$544,826	12.35%	≥	$308,841	≥	7.00%	≥	$286,781	≥	6.50%

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

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Net income	$18,057	$12,775	$48,393	$33,938
Less dividends declared, Series A Preferred Stock	1,197	1,198	3,553	3,553
Net income available to common shareholders	$16,860	$11,577	$44,840	$30,385
Weighted-average shares outstanding for basic earnings per common share	13,860,149	13,665,400	13,824,963	13,643,042
Dilutive effect of stock compensation and other dilutive securities	3,664,139	3,519,591	3,627,422	3,403,598
Weighted-average shares outstanding for diluted earnings per common share	17,524,288	17,184,991	17,452,385	17,046,640
Basic earnings per share	$1.22	$0.85	$3.24	$2.23
Diluted earnings per share	$1.03	$0.74	$2.77	$1.99

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

September 30, 2025 and December 31, 2024

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

For the nine months ended September 30, 2025 and 2024, approximately $1.9 million and $1.6 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended September 30, 2025 and 2024, approximately $646,000 and $596,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At September 30, 2025, the Company expected approximately $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2025, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At September 30, 2025, the Company's derivative assets and liabilities totaled $2.8 million and $3.5 million, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2025 and December 31, 2024:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
September 30, 2025
Fair value hedges:
Risk participation agreements purchased	$4,790	$8	$—	—	7.48%	3.1
Risk participation agreements sold	117,793	—	—	—	3.92%	1.8
Commercial loan one-way interest rate swaps	77,466	12	738	6.94%	—	2.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	172,577	1,504	1,279	—	6.45%	2.7
Financial institution counterparty	172,577	1,279	1,504	6.45%	—	2.7
Total fair value hedges	545,203	2,803	3,521
Total derivatives	$545,203	$2,803	$3,521

December 31, 2024
Cash flow hedges:
Receive-fixed interest rate swap	$100,000	$—	$2,161	USD Fed Funds-H.15	3.73%	10.3
Total cash flow hedges	100,000	—	2,161
Fair value hedges:
Risk participation agreements purchased	120,007	8	—	—	5.93%	1.7
Risk participation agreements sold	102,428	—	1	—	4.65%	2.7
Commercial loan one-way interest rate swaps	58,744	204	231	7.04%	—	2.6
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	233,348	652	5,615	—	6.04%	2.7
Financial institution counterparty	233,348	5,615	652	6.04%	—	2.7
Total fair value hedges	747,875	6,479	6,499
Total derivatives	$847,875	$6,479	$8,660

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangible

Goodwill and other intangible assets were $18.7 million and $18.8 million, respectively, as of September 30, 2025 and December 31, 2024.

Amortization expense of the core deposit intangible (“CDI”) was approximately $121,000 for each of the nine months ended September 30, 2025 and 2024, and approximately $40,000 for each of the three months ended September 30, 2025 and 2024. The remaining weighted average life is 4.25 years at September 30, 2025.

Scheduled amortization of CDI at September 30, 2025 are as follows:

(Dollars in thousands)	CDI Amortization
2025 (three months remaining)	$121
2026	162
2027	162
2028	162
2029	79
$686

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2025 and December 31, 2024

19. Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

20. Subsequent Events - Pending Business Combination

Definitive Merger Agreement between the Company and Keystone

On October 22, 2025, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, Arch Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Keystone, pursuant to which, upon the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into Keystone (the “Merger”), with Keystone surviving as a wholly owned subsidiary of the Company, (ii) immediately following, and in connection with, the Merger, Keystone will be merged with and into the Company, with the Company surviving the merger (the “Second Step Merger”), and (iii) immediately following the Second Step Merger, or at such later time as the Company may determine, the Company will cause Keystone Bank, SSB, a Texas state savings bank and a wholly owned subsidiary of Keystone (“Keystone Bank”), to be merged with and into the Bank, with the Bank surviving the merger.

Under the terms of the Merger Agreement, at the closing of the transaction, Keystone’s shareholders will receive, for each outstanding share of Keystone common stock, either (i) 0.45925 shares of Common Stock or (ii) an amount of cash equal to 0.45925 multiplied by the volume-weighted average price per share of Common Stock for the 20 trading day period set forth in the Merger Agreement, at the election of Keystone’s shareholders. The exchange ratio is subject to reduction in the event that Keystone does not deliver a minimum of $94,576,000 of the sum of Keystone’s capital, surplus and retained earnings accounts less all intangible assets, calculated as of the Calculation Date, as defined in the Merger Agreement, and in accordance with generally accepted accounting principles of the United States consistently applied, and adjusted to reflect certain merger costs and other specified items described in the Merger Agreement (“Adjusted Equity”). Keystone’s shareholders will be permitted to elect the form of consideration, provided that the aggregate cash consideration will not exceed $20 million. In the event that Keystone’s shareholders elect to receive aggregate cash consideration in an amount greater than $20 million, the distribution of the cash consideration will be prorated among such shareholders.

The transaction has been approved unanimously by each company’s board of directors and is expected to close during the first quarter of 2026, and is subject to customary closing conditions, including the receipt of required regulatory approvals, the approval of Keystone’s shareholders of the Merger Agreement and the Merger, and the approval of the Company’s shareholders of the issuance of shares of Common Stock in connection with the Merger.

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate nineteen branches, with ten branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, five branches in the Austin-San Antonio market, and one branch in Detroit, Texas. As of September 30, 2025, we had, on a consolidated basis, total assets of $5.06 billion, total loans of $4.17 billion, total deposits of $4.37 billion and total shareholders’ equity of $513.8 million.

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

Definitive Merger Agreement

On October 22, 2025, the Company entered into the Merger Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into Keystone, with Keystone surviving as a wholly owned subsidiary of the Company, (ii) immediately following, and in connection with, the Merger, Keystone will be merged with and into the Company, with the Company surviving the merger, and (iii) immediately following the Second Step Merger, or at such later time as the Company may determine, the Company will cause Keystone Bank to be merged with and into the Bank, with the Bank surviving the merger.

Under the terms of the Merger Agreement, at the closing of the transaction, Keystone’s shareholders will receive, for each outstanding share of Keystone common stock, either (i) 0.45925 shares of Common Stock or (ii) an amount of cash equal to 0.45925 multiplied by the volume-weighted average price per share of Common Stock for the 20 trading day period set forth in the Merger Agreement, at the election of Keystone’s shareholders. The exchange ratio is subject to reduction in the event that Keystone does not deliver a minimum of $94,576,000 of Adjusted Equity. Keystone’s shareholders will be permitted to elect the form of consideration, provided that the aggregate cash consideration will not exceed $20 million. In the event that Keystone’s shareholders elect to receive aggregate cash consideration in an amount greater than $20 million, the distribution of the cash consideration will be prorated among such shareholders.

The transaction has been approved unanimously by each company’s board of directors and is expected to close during the first quarter of 2026, and is subject to customary closing conditions, including the receipt of required regulatory approvals, the approval of Keystone’s shareholders of the Merger Agreement and the Merger, and the approval of the Company’s shareholders of the issuance of shares of Common Stock in connection with the Merger.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Interest income	$92,503	$82,719	$9,784	11.8%	$261,931	$242,820	$19,111	7.9%
Interest expense	41,654	42,336	(682)	(1.6)%	118,911	125,500	(6,589)	(5.3)%
Net interest income	50,849	40,383	10,466	25.9%	143,020	117,320	25,700	21.9%
Provision for credit losses	2,763	1,085	1,678	154.7%	5,343	4,545	798	17.6%
Noninterest income	3,635	2,517	1,118	44.4%	9,392	7,748	1,644	21.2%
Noninterest expense	28,892	25,554	3,338	13.1%	85,846	77,097	8,749	11.3%
Income before income taxes	22,829	16,261	6,568	40.4%	61,223	43,426	17,797	41.0%
Income tax expense	4,772	3,486	1,286	36.9%	12,830	9,488	3,342	35.2%
Net income	$18,057	$12,775	$5,282	41.3%	$48,393	$33,938	$14,455	42.6%

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

Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024

Net interest income increased $25.7 million, or 21.9%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increased interest income from loan growth, a portion of which loans were securitized, and the purchase of associated securities resulted in an increase in investment yields and decreased rates paid on interest-bearing deposits. Average loans increased from $3.74 billion for the nine months ended September 30, 2024 to $4.06 billion for the nine months ended September 30, 2025, with the growth primarily in commercial loans. The yield on loans for the nine months ended September 30, 2025 was 7.73%, compared to 7.84% for the nine months ended September 30, 2024. Interest expense related to interest bearing deposit accounts was $112.8 million and $119.5 million for nine months ended September 30, 2025 and 2024, respectively. Average interest-bearing deposits increased from $3.38 billion for the nine months ended September 30, 2024 to $3.77 billion for the nine months ended September 30, 2025. The average rate paid on interest-bearing deposits decreased from 4.72% for the nine months ended September 30, 2024 to 4.00% for the nine months ended September 30, 2025. Interest expense related to borrowings was $6.1 million for the nine months ended September 30, 2025 compared to $6.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net interest margin and net interest spread were 4.05% and 3.34%, respectively, compared to 3.65% and 2.76%, respectively, for the nine months ended September 30, 2024.

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

	For the Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$4,060,615	$234,847	7.73%	$3,736,200	$219,242	7.84%
Investment securities available-for-sale	396,919	17,487	5.89%	267,091	12,116	6.06%
Investment securities held-to-maturity	108,575	4,489	5.53%	—	—	—
Federal funds sold and other interest- earning assets	159,941	5,108	4.27%	290,011	11,462	5.28%
Total interest-earning assets	4,726,050	261,931	7.41%	4,293,302	242,820	7.55%
Less: allowance for credit losses	(40,550)			(38,045)
Total interest-earning assets, net of allowance	4,685,500			4,255,257
Noninterest-earning assets	207,355			194,650
Total assets	$4,892,855			$4,449,907
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,771,393	$112,791	4.00%	$3,380,790	$119,515	4.72%
Note payable and line of credit	112,318	5,186	6.17%	118,547	5,909	6.66%
FHLB advances	26,574	934	4.70%	1,933	76	5.25%
Total interest-bearing liabilities	3,910,285	118,911	4.07%	3,501,270	125,500	4.79%
Noninterest-bearing deposits	436,412			452,411
Other liabilities	55,754			62,753
Total liabilities	4,402,451			4,016,434
Shareholders’ equity	490,404			433,473
Total liabilities and shareholders’ equity	$4,892,855			$4,449,907
Net interest income		$143,020			$117,320
Net interest spread(1)			3.34%			2.76%
Net interest margin(2)			4.05%			3.65%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $14.4 million and $14.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

	For the Nine Months Ended September 30, 2025 compared to 2024
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$18,818	$(3,213)	$15,605
Investment securities available-for-sale	5,873	(502)	5,371
Investment securities held-to-maturity	4,489	—	4,489
Federal funds sold and other interest-earning assets	(5,147)	(1,207)	(6,354)
Total increase in interest income	$24,033	$(4,922)	$19,111
Interest-bearing liabilities:
Interest-bearing deposits	$13,686	$(20,410)	$(6,724)
Note payable and line of credit	(316)	(407)	(723)
FHLB advances	968	(110)	858
Total increase in interest expense	$14,338	$(20,927)	$(6,589)
Increase in net interest income	$9,695	$16,005	$25,700

Three months ended September 30, 2025 vs. Three months ended September 30, 2024

Net interest income increased $10.5 million, or 25.9%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increased interest income resulting from an increase in loans and the purchase of investment securities. Average loans increased from $3.80 billion for the three months ended September 30, 2024 to $4.18 billion for the three months ended September 30, 2025, with the growth primarily in commercial loans. The yield on loans for the three months ended September 30, 2025 was 7.79%, compared to 7.90% for the three months ended September 30, 2024. Interest expense related to interest bearing deposit accounts was $39.0 million and $40.4 million for three months ended September 30, 2025 and 2024, respectively. Average interest-bearing deposits increased from $3.38 billion for the three months ended September 30, 2024 to $3.89 billion for the three months ended September 30, 2025. The average rate paid on interest-bearing deposits decreased from 4.75% for the three months ended September 30, 2024 to 3.98% for the three months ended September 30, 2025. For the three months ended September 30, 2025, net interest margin and net interest spread were 4.10% and 3.41%, respectively, compared to 3.73% and 2.82%, respectively, for the three months ended September 30, 2024.

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

	For the Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$4,179,027	$82,054	7.79%	$3,801,954	$75,468	7.90%
Investment securities available-for-sale	410,073	6,289	6.08%	300,969	4,532	5.99%
Investment securities held-to-maturity	206,055	2,882	5.55%	—	—	—
Federal funds sold and other interest earning assets	123,680	1,278	4.10%	209,841	2,719	5.15%
Total interest-earning assets	4,918,835	92,503	7.46%	4,312,764	82,719	7.63%
Less: allowance for credit losses	(40,427)			(38,425)
Total interest-earning assets, net of allowance	4,878,408			4,274,339
Noninterest-earning assets	213,210			195,681
Total assets	$5,091,618			$4,470,020
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,892,726	$39,030	3.98%	$3,383,897	$40,407	4.75%
Note payable and line of credit	113,560	1,754	6.13%	113,536	1,853	6.49%
FHLB advances	73,476	870	4.70%	5,757	76	5.25%
Total interest-bearing liabilities	4,079,762	41,654	4.05%	3,503,190	42,336	4.81%
Noninterest-bearing deposits	453,980			457,451
Other liabilities	49,842			63,255
Total liabilities	4,583,584			4,023,896
Shareholders’ equity	508,034			446,124
Total liabilities and shareholders' equity	$5,091,618			$4,470,020
Net interest income		$50,849			$40,383
Net interest spread(1)			3.41%			2.82%
Net interest margin(2)			4.10%			3.73%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $3.8 million and $5.7 million for the three months ended September 30, 2025 and 2024, respectively.

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

	For the Three Months Ended September 30, 2025 compared to 2024
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$7,712	$(1,126)	$6,586
Investment securities available-for-sale	1,660	97	1,757
Investment securities held-to-maturity	2,882	—	2,882
Federal funds sold and other interest-earning assets	(1,112)	(329)	(1,441)
Total increase in interest income	$11,142	$(1,358)	$9,784
Interest-bearing liabilities:
Interest-bearing deposits	$6,203	$(7,580)	$(1,377)
Note payable and line of credit	5	(104)	(99)
FHLB advances	897	(103)	794
Total decrease in interest expense	$7,105	$(7,787)	$(682)
Increase in net interest income	$4,037	$6,429	$10,466

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

The provision for credit losses for the nine months ended September 30, 2025 was $5.3 million, compared to $4.5 million for the nine months ended September 30, 2024. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the allowance for credit losses for loans totaled $42.6 million, or 1.02% of total loans, compared to $40.3 million, or 1.02% of total loans, as of December 31, 2024. At September 30, 2025, the allowance for credit losses for unfunded loan commitments was $1.8 million, compared to $1.4 million at December 31, 2024. No allowance for credit losses for securities was recorded as of September 30, 2025 or December 31, 2024.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Noninterest Income:
Service charges and fees	$2,839	$2,143	$696	32.5%	$7,241	$5,163	$2,078	40.2%
Earnings on bank-owned life insurance	786	649	137	21.1%	2,206	1,818	388	21.3%
Loss on sale of investment securities available-for-sale	—	(480)	480	(100.0)%	(338)	(200)	(138)	69.0%
Gain on sale of SBA loans	—	—	—	—	74	30	44	146.7%
Other	10	205	(195)	(95.1)%	209	937	(728)	(77.7)%
Total noninterest income	$3,635	$2,517	$1,118	44.4%	$9,392	$7,748	$1,644	21.2%

Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024

The increase in noninterest income of $1.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to increased service charges and fees and increased earnings on bank-owned life insurance, offset by losses on the sales of investment securities and a decrease in Small Business Investment income.

Three months ended September 30, 2025 vs. Three months ended September 30, 2024

The increase in noninterest income of $1.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to increased service charges and fees and decreased losses on sale of securities.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2025	2024	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$19,560	$15,679	$3,881	24.8%	$56,080	$48,098	$7,982	16.6%
Occupancy and equipment expenses	2,861	2,817	44	1.6%	8,478	8,237	241	2.9%
Legal and professional fees	1,254	1,037	217	20.9%	4,612	4,043	569	14.1%
Data processing and network expenses	1,203	1,608	(405)	(25.2)%	3,485	4,072	(587)	(14.4)%
Regulatory assessments	1,152	1,249	(97)	(7.8)%	3,661	3,234	427	13.2%
Advertising and marketing	499	420	79	18.8%	1,411	1,181	230	19.5%
Software purchases and maintenance	1,094	1,266	(172)	(13.6)%	3,502	3,682	(180)	(4.9)%
Loan operations and other real estate owned expense	29	227	(198)	(87.2)%	737	715	22	3.1%
Telephone and communications	134	166	(32)	(19.3)%	424	441	(17)	(3.9)%
Other	1,106	1,085	21	1.9%	3,456	3,394	62	1.8%
Total noninterest expense	$28,892	$25,554	$3,338	13.1%	$85,846	$77,097	$8,749	11.3%

Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024

The increase in noninterest expense of $8.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to increases in salaries and employee benefit expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $56.1 million for the nine months ended September 30, 2025, an increase of $8.0 million, or 16.6%, compared to $48.1 million for the same period in 2024. The increase was primarily due to increased salary expense resulting from new hires, increased bonus expense and a reduction in salary expense deferral related to loan fundings during the first half of 2025. For the nine months ended September 30, 2025, the average number of employees was 385, compared to an average number of employees of 361 for the nine months ended September 30, 2024.

Three months ended September 30, 2025 vs. Three months ended September 30, 2024

The increase in noninterest expense of $3.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to increases in salaries and employee benefit expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $19.6 million for the three months ended September 30, 2025, an increase of $3.9 million, or 24.8%, compared to $15.7 million for the same period in 2024. The increase was primarily due to increased salary expense resulting from new hires and increased bonus expense. For the three months ended September 30, 2025, the average number of employees was 393, compared to an average number of employees of 359 for the three months ended September 30, 2024.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Income tax expense	$4,772	$3,486	$12,830	$9,488
Effective tax rate	20.9%	21.4%	21.0%	21.8%

Financial Condition

Total assets were $5.06 billion as of September 30, 2025, compared to $4.94 billion as of December 31, 2024. The increase in total assets of $119.4 million was primarily due to organic loan growth and investment security and BOLI purchases offset by a decrease in cash and cash equivalents resulting from a decrease in noninterest bearing deposits during the nine months ended September 30, 2025.

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

As of September 30, 2025, total loans were $4.17 billion, an increase of $198.7 million, or 5.0%, compared to $3.97 billion as of December 31, 2024. Commercial and industrial loans accounted for the majority of the loan growth, increasing $274.6 million from December 31, 2024. The growth was partially offset by a $55.7 million decrease in real estate loans and a $19.7 million decrease in municipal loans from December 31, 2024. Total loans as a percentage of deposits were 95.3% and 92.0% as of September 30, 2025 and December 31, 2024, respectively. Total loans as a percentage of assets were 82.3% and 80.3% as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$408,996	9.8%	$448,134	11.3%
Non-farm non-residential non-owner occupied	687,924	16.5%	652,119	16.4%
Residential	334,583	8.0%	336,736	8.5%
Construction, development and other	826,566	19.9%	871,373	22.0%
Farmland	25,549	0.6%	30,915	0.8%
Commercial and industrial	1,772,045	42.6%	1,497,408	37.8%
Consumer	1,291	0.0%	1,859	0.0%
Municipal and other	108,162	2.6%	127,881	3.2%
Total loans	$4,165,116	100.0%	$3,966,425	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans decreased $39.1 million, or 8.7%, to $409.0 million as of September 30, 2025 from $448.1 million as of December 31, 2024.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $35.8 million, or 5.5%, to $687.9 million as of September 30, 2025 from $652.1 million as of December 31, 2024.

The following table summarizes our commercial real estate loans by type of property securing the loans:

	As of September 30, 2025
(Dollars in thousands)	Amount	Average Loan Size	Percentage of Total
Commercial real estate loans by category:
Convenience Store/Gas Station	$28,819	$1,153	2.6%
Healthcare Other	25,278	2,106	2.3%
Hotel/Motel	20,843	2,084	1.9%
Medical Office	47,840	2,518	4.4%
Mini Warehouse/Self Storage	89,619	3,319	8.2%
Office	151,810	1,195	13.8%
Other	194,121	1,198	17.7%
Restaurant/Bar	48,477	1,010	4.4%
Retail	157,385	1,896	14.3%
Sports/Entertainment	42,237	2,640	3.9%
Warehouse/Industrial	290,491	1,333	26.5%
Total commercial real estate loans	$1,096,920	$1,468	100.0%

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans decreased $2.2 million, or 0.6%, to $334.6 million as of September 30, 2025 from $336.7 million as of December 31, 2024.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans decreased $44.8 million, or 5.1%, to $826.6 million as of September 30, 2025 from $871.4 million as of December 31, 2024.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At September 30, 2025 and December 31, 2024, outstanding factored receivables were $27.0 million and $36.8 million, respectively.

Commercial and industrial loans increased $274.6 million, or 18.3%, to $1.77 billion as of September 30, 2025 from $1.50 billion as of December 31, 2024. The increase was primarily a result of increased productivity in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2025
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$195,071	$35,895	$132,586	$45,444	$408,996
Non-farm non-residential non-owner occupied	410,288	171,866	83,272	22,498	687,924
Residential	78,031	19,305	51,195	186,052	334,583
Construction, development and other	507,327	303,238	5,707	10,294	826,566
Farmland	14,050	5,967	4,273	1,259	25,549
Commercial and industrial	1,413,895	303,642	47,418	7,090	1,772,045
Consumer	1,055	236	—	—	1,291
Municipal and other	80,714	27,448	—	—	108,162
Total loans	$2,700,431	$867,597	$324,451	$272,637	$4,165,116
Amounts with fixed rates	$451,871	$260,764	$48,238	$18,601	$779,474
Amounts with floating rates	$2,248,560	$606,833	$276,213	$254,036	$3,385,642

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructured loans included in nonperforming assets as of September 30, 2025 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of September 30, 2025	As of December 31, 2024
Nonaccrual loans	$10,723	$26,773
Loans > 90 days and still accruing	11,016	1,173
Total nonperforming loans	$21,739	$27,946
Other real estate owned and repossessed assets	8,388	862
Total nonperforming assets	$30,127	$28,808
Ratio of nonaccrual loans to total loans	0.26%	0.67%
Ratio of nonperforming loans to total loans	0.52%	0.70%
Ratio of nonperforming loans to total assets	0.43%	0.57%
Ratio of nonperforming assets to total assets	0.60%	0.58%
Ratio of nonperforming loans to total loans plus OREO	0.52%	0.70%
Ratio of allowance for credit losses to nonaccrual loans	396.93%	150.54%

We had $30.1 million in nonperforming assets as of September 30, 2025, compared to $28.8 million as of December 31, 2024. Included in nonperforming assets, nonperforming loans were $21.7 million and $27.9 million as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of September 30, 2025	As of December 31, 2024
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$1,237	$10,433
Non-farm non-residential non-owner occupied	111	—
Residential	214	2,226
Construction, development and other	6	400
Commercial and industrial	9,155	13,714
	$10,723	$26,773

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$395,454	$—	$13,542	$—	$408,996
Non-farm non-residential non-owner occupied	678,424	4,659	4,841	—	687,924
Residential	334,210	—	373	—	334,583
Construction, development and other	822,656	489	3,421	—	826,566
Farmland	25,549	—	—	—	25,549
Commercial and industrial	1,752,366	5,756	13,739	184	1,772,045
Consumer	1,254	37	—	—	1,291
Municipal and other	108,162	—	—	—	108,162
Gross loans	$4,118,075	$10,941	$35,916	$184	$4,165,116

December 31, 2024
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development and other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial and industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
Gross loans	$3,907,370	$26,551	$31,694	$810	$3,966,425

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

As of September 30, 2025, the allowance for credit losses for loans totaled $42.6 million, or 1.02% of total loans. As of December 31, 2024, the allowance for credit losses for loans totaled $40.3 million, or 1.02% of total loans. The increase in our allowance for credit losses for loans was primarily due to the $5.3 million provision for credit losses on loans partially offset by $2.8 million of net charge-offs recorded for the nine months ended September 30, 2025.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$40,035	$38,211	$40,304	$37,022
Provision for credit losses on loans	2,511	1,415	5,016	5,175
Charge-offs:
Non-farm non-residential non-owner occupied	—	—	—	(598)
Commercial and industrial	(44)	(299)	(3,257)	(2,778)
Municipal and other	(40)	—	(40)	(44)
Total charge-offs	(84)	(299)	(3,297)	(3,420)
Recoveries:
Non-farm non-residential non-owner occupied	—	—	350	—
Commercial and industrial	101	356	190	894
Consumer	—	—	—	1
Municipal and other	—	—	—	11
Total recoveries	101	356	540	906
Net recoveries (charge-offs)	17	57	(2,757)	(2,514)
Allowance for credit losses at end of period	$42,563	$39,683	$42,563	$39,683
Ratio of net recoveries (charge-offs) to average loans(1)	0.00%	0.01%	(0.09)%	(0.09)%

(1)
Interim periods annualized.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of September 30, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,206	9.8%	$3,015	11.3%
Non-farm non-residential non-owner occupied	4,384	16.5%	4,460	16.4%
Residential	1,930	8.0%	2,014	8.5%
Construction, development and other	12,508	19.9%	14,728	22.0%
Farmland	147	0.6%	187	0.8%
Commercial and industrial	19,497	42.6%	15,370	37.8%
Consumer	6	0.0%	10	0.0%
Municipal and other	885	2.6%	520	3.2%
	$42,563	100.0%	$40,304	100.00%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of September 30, 2025 and December 31, 2024.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
September 30, 2025
Investment securities available-for-sale:
U.S. government and agency securities	$13,764	$—	$150	$13,614
State and municipal securities	10,042	216	5	10,253
Mortgage-backed securities and collateralized mortgage obligations	219,173	3,312	245	222,240
Corporate bonds	129,005	2,480	873	130,612
	$371,984	$6,008	$1,273	$376,719

December 31, 2024
Investment securities available-for-sale:
U.S. government and agency securities	$17,548	$—	$129	$17,419
State and municipal securities	1,700	3	4	1,699
Mortgage-backed securities and collateralized mortgage obligations	238,440	1,299	1,136	238,603
Corporate bonds	128,409	1,214	3,319	126,304
	$386,097	$2,516	$4,588	$384,025

As of September 30, 2025, the carrying amount of the available-for-sale security portfolio was $376.7 million, compared to $384.0 million as of December 31, 2024, a decrease of $7.3 million, or 1.9%. The decrease relates primarily to maturities, calls and paydowns of $5.11 billion and net acquisitions of $5.10 billion in agencies, municipal securities, mortgage-back securities and corporate bonds during the nine months ended September 30, 2025. Investment securities available-for-sale represented 7.4% and 7.8% of total assets as of September 30, 2025 and December 31, 2024, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of September 30, 2025 and December 31, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The Class A-1 Notes are classified as held-to-maturity investments. At September 30, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Investment securities held-to-maturity:
Asset-backed securities	$206,037	$—	$—	$206,037
	$206,037	$—	$—	$206,037

There were no held-to-maturity securities at December 31, 2024.

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2025, by contractual maturity, are shown below:

	As of September 30, 2025
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one year to five years	$34,368	$35,352	$206,037	$206,037
Due from five years to ten years	99,699	100,282	—	—
Over ten years	18,744	18,845	—	—
	152,811	154,479	206,037	206,037
Mortgage-backed securities and collateralized mortgage obligations	219,173	222,240	—	—
	$371,984	$376,719	$206,037	$206,037

The weighted average life of our investment portfolio was 4.11 years and 4.79 years as of September 30, 2025 and December 31, 2024, respectively.

Deposits

Total deposits as of September 30, 2025 were $4.37 billion, an increase of $62.2 million, or 1.4%, compared to $4.31 billion as of December 31, 2024. Noninterest-bearing deposits as of September 30, 2025 were $450.0 million, a decrease of $152.1 million, or 25.3%, compared to $602.1 million as of December 31, 2024. Total interest-bearing account balances as of September 30, 2025 were $3.92 billion, an increase of $214.3 million, or 5.8%, from $3.71 billion as of December 31, 2024.

The components of deposits as of the dates shown below were as follows:

	As of September 30, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$3,127,138	79.7%	$3,101,147	83.6%
Savings	22,162	0.6%	27,843	0.7%
Time deposits $100,000 and over	748,893	19.1%	569,920	15.4%
Time deposits less than $100,000	24,535	0.6%	9,506	0.3%
Total interest-bearing deposits	$3,922,728	89.7%	$3,708,416	86.0%
Noninterest-bearing demand deposits	$450,013	10.3%	$602,082	14.0%
Total deposits	$4,372,741	100.0%	$4,310,498	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2025
Three months or less	$189,057
Over three months through six months	154,337
Over six months through twelve months	176,375
Over twelve months	50,091
$569,860

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Nine Months Ended		Year Ended
	September 30, 2025		December 31, 2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$436,412	—	$460,537	—
Interest-bearing demand deposits	3,042,095	3.93%	2,876,218	4.60%
Savings	24,393	1.19%	34,743	2.16%
Time deposits	704,905	4.40%	548,190	4.89%
Total interest-bearing deposits	3,771,393	4.00%	3,459,151	4.62%
Total deposits	$4,207,805	3.58%	$3,919,688	4.08%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2025 was 10.4% and for the year ended December 31, 2024 was 11.7%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of September 30, 2025	As of December 31, 2024
FHLB advances	$—	$—
Line of Credit - Senior Debt	32,875	30,875
Note Payable - Subordinated Debt	80,913	80,759
Total borrowings	$113,788	$111,634

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of September 30, 2025 and December 31, 2024, borrowing capacity available under this arrangement was $524.5 million and $623.7 million, respectively. We had no FHLB advances outstanding at September 30, 2025 or December 31, 2024. Our cost of FHLB advances was 4.70% and 5.25% for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively. In addition, letters of credit with the FHLB in the amount of $619.7 million and $535.8 million were outstanding at September 30, 2025 and December 31, 2024, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from October 2025 through January 2027 as of September 30, 2025.

Line of Credit - Senior Debt. The Company has a $55.0 million revolving line of credit facility that was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At September 30, 2025 and December 31, 2024, the outstanding balance was $32.9 million and $30.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. At September 30, 2025 and December 31, 2024, the Company had $82.3 million in outstanding principal and $1.3 million and $1.5 million, respectively, in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.17% and 6.66% for the nine months ended September 30, 2025 and 2024, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of September 30, 2025 and December 31, 2024, total borrowing capacity under this arrangement was $1.4 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of September 30, 2025 or December 31, 2024.

Federal Funds Lines of Credit. At both September 30, 2025 and December 31, 2024, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at September 30, 2025 or December 31, 2024.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the nine months ended September 30, 2025 and for the year ended December 31, 2024, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At September 30, 2025, the Company had borrowing capacity available under FHLB advances of $524.5 million, line of credit - senior debt of $22.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.4 billion, and federal funds lines of credit of $36.5 million. At December 31, 2024, the Company had borrowing capacity under FHLB advances of $623.7 million, line of credit - senior debt of $24.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $4.89 billion for the nine months ended September 30, 2025 and $4.54 billion for the year ended December 31, 2024.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	8.9%	10.1%
Interest-bearing	77.1%	76.2%
FHLB advances	0.6%	0.1%
Note payable and line of credit	2.3%	2.6%
Other liabilities	1.1%	1.3%
Shareholders’ equity	10.0%	9.7%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	82.2%	82.5%
Investment securities available-for-sale	8.1%	6.3%
Investment securities held-to-maturity	2.2%	—
Federal funds sold and other interest-earning assets	3.3%	6.9%
Other noninterest-earning assets	4.2%	4.3%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	10.4%	11.7%
Average total loans to average deposits	96.5%	96.6%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of September 30, 2025, we had $1.60 billion in outstanding commitments to extend credit and $55.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had $1.57 billion in outstanding commitments to extend credit and $14.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2025 and December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of September 30, 2025, we had cash and cash equivalents of $123.0 million, compared to $421.2 million as of December 31, 2024.

Capital Resources

Total shareholders’ equity increased to $513.8 million as of September 30, 2025, compared to $460.7 million as of December 31, 2024, an increase of $53.1 million, or 11.5%. This increase was primarily the result of the $48.4 million in net income and $6.4 million of other comprehensive income on securities and derivatives for the nine months ended September 30, 2025 offset by the $3.6 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of September 30, 2025 and December 31, 2024, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum To Be
	September 30, 2025	December 31, 2024	Requirement	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.55%	9.12%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.85%	8.41%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.25%	9.90%	8.50%	N/A
Total capital (to risk weighted assets)	12.90%	12.68%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.75%	11.37%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.59%	12.35%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.59%	12.35%	8.50%	8.00%
Total capital (to risk weighted assets)	13.53%	13.29%	10.50%	10.00%

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

For the nine months ended September 30, 2025 and 2024, approximately $1.9 million and $1.6 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended September 30, 2025 and 2024, approximately $646,000 and $596,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At September 30, 2025, the Company expected approximately $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2025, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At September 30, 2025, our derivative assets and liabilities totaled $2.8 million and $3.5 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2025		As of December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	4.48%	(5.16)%	0.92%	(5.83)%
+ 200	3.15%	(2.58)%	0.76%	(3.09)%
+ 100	1.65%	(0.79)%	0.46%	(1.12)%
Base	—	—	—	—
-100	(1.87)%	(0.47)%	(0.71)%	(0.16)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Relating to the Merger

The Merger may not be completed.

Completion of the Merger is subject to regulatory approval. The Company may not receive the required regulatory approvals. If the Company does not obtain the required regulatory approvals, the Merger will not be completed. If such regulatory approvals are received, they may impose conditions that would result in certain closing conditions of the Merger not being satisfied or may not be received timely.

The consummation of the Merger is also subject to other conditions precedent described in the Merger Agreement, including the approval of Keystone’s shareholders of the Merger Agreement and the Merger, and the approval of the Company’s shareholders of the issuance of shares of its common stock in connection with the Merger. If a condition of either party is not satisfied, such party may be able to terminate the Merger Agreement and, in such case, the Merger would not be consummated. If all of the conditions precedent in the Merger Agreement are not satisfied, the Merger may not be completed.

Combining the two companies, including the retention of key employees, may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The Company and Keystone have operated and, until the completion of the Merger, will continue to operate, independently and may not begin the actual integration process. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and Keystone in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that can cause the Company and/or Keystone to lose customers or cause customers to remove their accounts from the Company and/or Keystone and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Keystone and the Company during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.

Termination of the Merger Agreement could negatively impact both Keystone and the Company.

If the Merger Agreement is terminated, there may be various consequences. For example, Keystone’s or the Company’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, Keystone may be required to pay to the Company a termination fee of $4,820,128.

The Company and Keystone will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company or Keystone. These uncertainties may impair the Company’s or Keystone’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company or Keystone to seek to change existing business relationships with the Company or Keystone. Retention of certain employees by the Company or Keystone may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or Keystone. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or Keystone, the Company’s business or Keystone’s business could be harmed. In addition, subject to certain exceptions, the Company and Keystone have each agreed to operate its business in the ordinary course prior to closing and agreed to certain restrictive covenants.

If the Merger is not completed, the Company and Keystone will have incurred substantial expenses without realizing the expected benefits of the Merger.

Each of the Company and Keystone has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the Merger. If the Merger is not completed, the Company and Keystone would have to recognize these expenses without realizing the expected benefits of the Merger.

Litigation may be filed against the Company, Keystone or their respective boards of directors or officers, which could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

Lawsuits may be filed against the Company, Keystone or their respective boards of directors or officers in connection with the Merger, which could prevent or delay completion of the Merger and result in substantial costs to the Company and Keystone, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the Company’s business, financial condition, results of operations and cash flows following completion of the Merger.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchases of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2025 - July 31, 2025	—	$—	—	$30,000,000
August 1, 2025 - August 31, 2025	—	$—	—	$30,000,000
September 1, 2025 - September 30, 2025	121	$39.83	—	$30,000,000

(a) Represents shares of common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

(b) On June 17, 2025, we announced that our Board of Directors had authorized a new share repurchase program (the “Repurchase Program”) under which we may repurchase up to $30 million of our common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. As of September 30, 2025, no shares were repurchased under the Repurchase Program. Under the Repurchase Program, we may periodically buy our shares through open market transactions at current market prices, privately negotiated deals, block trades, or other methods compliant with federal securities laws. The Repurchase Program can be extended, modified, amended, suspended, or halted at any time by our Board of Directors and does not obligate us to repurchase our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1#

Agreement and Plan of Reorganization, dated as of October 22, 2025, by and among Third Coast Bancshares, Inc., Arch Merger Sub, Inc., and Keystone Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025).

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

4.3	Form of 5.500% Fixed-to-Floating Rate Subordinated Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).
10.1	Form of Keystone Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025).
10.2	Form of Keystone Director Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Third Coast Bancshares, Inc.

Date: November 4, 2025	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: November 4, 2025	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer