Form 10-K
period 2025-12-31
Third Coast Bancshares, Inc.
filed 2026-03-04
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant's common stock and non-voting common stock held by non-affiliates was approximately $411.9 million.

As of February 28, 2026, the number of shares of registrant’s common stock outstanding was 16,485,782 and there were no shares of registrant's non-voting common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the risk that the benefits from the transaction between the Company and Keystone Bancshares, Inc., a Texas corporation (“Keystone”), may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which the Company and Keystone operate;
•
the risk that the integration of the Company’s and Keystone’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses;
•
the possibility that the completion of the transaction may be more expensive than anticipated, including as a result of unexpected factors or events;
•
reputational risk and potential adverse reactions of the Company’s or Keystone’s customers, suppliers, employees or other business partners, including those resulting from the completion of the transaction;

•
the dilution caused by the Company’s issuance of additional shares of its common stock in connection with the transaction;
•
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

PART I

Item 1. Business.

General

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. Following the completion of our merger with Keystone discussed below, we currently operate twenty branches in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets, one branch in Ballinger, Texas, and one branch in Detroit, Texas. We have experienced significant organic growth since commencing banking operations in 2008, as well as growth through our 2020 merger with Heritage Bancorp, Inc. and our merger with Keystone. As of December 31, 2025, we had, on a consolidated basis, total assets of $5.34 billion, total loans of $4.39 billion, total deposits of $4.63 billion and total shareholders' equity of $531.0 million.

On February 1, 2026, we completed our merger with Keystone, the parent company of Keystone Bank, SSB (“Keystone Bank”), a Texas state savings bank, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of October 22, 2025, by and among the Company, Arch Merger Sub, Inc. (“Merger Sub”), a Texas corporation and a wholly owned subsidiary of the Company, and Keystone (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 1, 2026, Merger Sub merged with and into Keystone (the “Merger”), with Keystone surviving as a wholly owned subsidiary of the Company. Immediately following the Merger, Keystone merged with and into the Company, with the Company surviving the merger (the “Second Step Merger”). Immediately following the Second Step Merger, Keystone Bank merged with and into the Bank, with the Bank surviving the merger.

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

Market Area

We currently operate primarily in three distinct but complementary metropolitan markets, the Greater Houston market, the Dallas-Fort Worth market, and the Austin-San Antonio market. We have ten branches in the Greater Houston market, including eight branches located in the Houston – The Woodlands – Sugar Land, Texas Metropolitan Statistical Area (“MSA”) and two branches in the neighboring Beaumont MSA. We have three branches in the Dallas-Fort Worth market, with one location in the North Dallas area, one in Plano, and one in Fort Worth. We also have seven branches in the Austin-San Antonio market, with two locations in Austin, one in Bee Cave, one in Georgetown, one in La Vernia, one in Nixon, and one in San Antonio. In addition, we have one branch in Ballinger, Texas, located approximately 200 miles northwest of Austin, Texas, and one branch in Detroit, Texas, located approximately 120 miles northeast of Dallas, Texas. We believe our footprint positions us for continued growth in and around the markets we serve.

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

Lending Activities

Lending limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 25% of the Bank’s Tier 1 capital. This limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2025, our legal lending limit was $153.7 million, and our largest relationship was $70.0 million. In order to ensure compliance with legal lending limits and in accordance with our strong risk management culture, we maintain internal lending limits that are significantly less than the legal lending limits. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Investments

As of December 31, 2025, our investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities, agency collateralized mortgage obligations, and corporate bonds classified as available for sale. In the future, we may invest in, among other things, U.S. Treasury bills and notes, as well as in securities of federally sponsored agencies, such as Federal Home Loan Bank (“FHLB”) bonds. We may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, and tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Bank’s Asset Liability and Investment Committee (“ALCO”) reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to our internal policy set by our board of directors.

Borrowings

To supplement our core deposits, we maintain borrowings consisting of advances from the FHLB of Dallas, a holding company line of credit with a third-party lender, and subordinated notes issued to certain qualified institutional buyers and institutional accredited investors. At December 31, 2025, we had no FHLB advances, borrowings under the line of credit totaled $37.9 million, or 0.8% of total liabilities, and subordinated notes totaled $81.0 million, or 1.7% of total liabilities. At December 31, 2025, we had $17.1 million available to be drawn on the line of credit with a third-party lender.

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

As of December 31, 2025, the Company's and the Bank’s capital ratios exceeded the minimum capital ratio requirements under the Basel III Capital Rules.

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

As of December 31, 2025, the Bank met the requirements for being deemed “well-capitalized” for purposes of the prompt corrective action regulations.

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

Source of Strength. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement the Company may be required to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the Bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength obligation most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. Any capital loans by a bank holding company to the subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. The BHCA provides that in the event of a bank holding company’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits. As of December 31, 2025, the Bank was eligible to accept brokered deposits without a waiver from the FDIC.

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

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2025, the Bank paid $4.2 million in FDIC deposit insurance premiums.

Audits. For insured institutions with total assets of $5.0 billion or more, financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $5.0 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion. The last of the remaining FICO bonds matured in September 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2025, the Bank paid no FICO assessments.

Examination Assessments. Texas banking associations are required to pay assessments to the TDB to fund its operations. During the year ended December 31, 2025, the Bank paid examination assessments to the TDB totaling $452,000.

Capital Requirements. Banks are generally required to maintain minimum capital ratios. For a discussion of the capital requirements applicable to the Bank, see “Regulatory Capital Requirements and Capital Adequacy” above.

Bank Reserves. The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve “discount window” as a secondary source of funds if the institution meets the Federal Reserve’s credit standards. However, the reserve requirements are currently set at zero percent.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. The prior approval of the Federal Reserve is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. The Bank is also subject to limitations under Texas state law regarding the level of dividends that may be paid. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, the Bank could pay aggregate dividends of approximately $143.8 million to us, without obtaining affirmative governmental approvals, at December 31, 2025. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that the Bank maintain an adequate level of capital in accordance with federal laws and regulations and with guidelines promulgated from time to time by the federal banking agencies.

The present and future dividend policy of the Bank is subject to the discretion of its board of directors. In determining whether to pay dividends to the Company and, if made, the amount of the dividends, the board of directors of the Bank considers many of the same factors discussed above. The Bank cannot guarantee that it will have the financial ability to pay dividends to the Company, or if dividends are paid, that they will be sufficient for the Company to make distributions to shareholders. The Bank is not obligated to pay dividends. For the year-ended December 31, 2025, the Bank paid $5.0 million in dividends to the Company.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the New York Stock Exchange, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company adopted a compensation recovery policy to address the SEC final rule. The policy is included in this Form 10-K as Exhibit 97.1.

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

Human Capital

The Company's success depends on its ability to attract and retain highly qualified management and skilled employees. The Company focuses on the identification and selection of top candidates based on their qualifications and skill sets. However, locating individuals with the necessary qualifications can be challenging, as competition for such talent is often intense. The Company invests in its workforce by offering competitive wages and benefits, continually working to create a strong company culture, and nurturing its talent through training and retention programs.

The Company firmly believes that a robust culture and an inclusive workforce are essential to its success. It is committed to attracting, retaining, and promoting top-tier talent irrespective of sex, sexual orientation, gender identity, race, color, national origin, age, religion, or physical ability. The Company is dedicated to fostering an environment in which employees are inspired to perform at their best, where every individual feels valued and respected for their unique contributions, and where all are actively engaged in the Company's strategic vision for sustained growth.

In 2025, the Company reaffirmed its commitment to promoting employee engagement and a sense of belonging by refining its initiatives led by the Culture Counts Council. The council delivered various programs and resources, focusing on employee recognition, leadership development, employee resource groups, community involvement and volunteerism, and wellness activities.

Additionally, the Company demonstrated its commitment to leadership and professional development with the continuation of the Mentoring Circles Program. This initiative allowed multiple mentees to collaborate with a single mentor in a group setting, facilitating the exchange of ideas and collective growth.

As of December 31, 2025, the Company employed 412 employees.

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
•
Combining the Company and Keystone, including the retention of key employees, may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
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

As of December 31, 2025, our fifteen largest depositors (including related entities, but excluding brokered deposits) accounted for $1.74 billion in deposits, or approximately 37.7% of our total deposits. Further, our brokered deposit account balance was $660.4 million, or approximately 14.3% of our total deposits, as of December 31, 2025, and $159.0 million, or 3.4% of our total deposits, was through one brokered deposit relationship as of December 31, 2025.

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

Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity and debt securities or from borrowings that we may obtain. In addition, from time to time, we borrow from the FHLB of Dallas. Our future growth will largely depend on our ability to grow and maintain our deposit base, which we may not be able to achieve. As of December 31, 2025, we had a loan to deposit ratio of 95.0%. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy and results of operations.

Combining the Company and Keystone, including the retention of key employees, may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

The success of the merger between the Company and Keystone, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and Keystone in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that can cause the combined company to lose customers or cause customers to remove their accounts from the combined company and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the combined company for an undetermined period after completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.

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

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2025, our allowance for credit losses related to our loan portfolio totaled $43.9 million, which represents approximately 1.00% of our total loans. The allowance for credit losses on loans is calculated in accordance with ASC 326, and represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Our nonperforming assets include nonperforming loans and assets acquired through foreclosure. Nonperforming loans include nonaccrual loans, loans past due 90 days or more, and loans renegotiated or restructured because of a debtor’s financial difficulties and performing under the new terms. Loans are generally placed on nonaccrual status if any of the following events occur: (a) the classification of a loan as nonaccrual internally or by regulatory examiners; (b) delinquency on principal for 90 days or more unless we are in the process of collection; (c) a balance remains after repossession of collateral; (d) notification of bankruptcy; or (e) we determine that nonaccrual status is appropriate. At December 31, 2025, we had $29.9 million of nonperforming assets, or 0.56% of total assets.

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

As of December 31, 2025, commercial and industrial loans represented approximately $1.91 billion, or 43.4%, of our gross loans. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate; thus exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be in industries which are particularly sensitive to commodity prices or market fluctuations, such as energy and real estate prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions or adverse weather events in the markets in which our commercial and industrial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction and development loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2025, approximately $1.15 billion, or 26.1%, of our gross loans were nonresidential real estate loans (including owner-occupied commercial real estate loans) and approximately $823.6 million, or 18.7%, of our total loans were construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. Owner-occupied commercial real estate is generally less dependent upon income generated directly from the property but still carries risks from the successful operation of the underlying business or adverse economic conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2025, approximately $2.34 billion, or 53.2%, of our gross loans were loans with real estate as a primary component of collateral. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets or in Texas generally could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including hurricanes and flooding, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31, 2025, our ten largest loan relationships (including related entities) totaled approximately $421.7 million in loans, or 9.6% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO, and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our combined and consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2025, we held $8.4 million of OREO or repossessed property and equipment.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property, and consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2025, we held $8.4 million of OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2025, SBA 7(a) loans totaled $49.5 million and comprised 1.1% of our loan portfolio. SBA lending programs typically guarantee 75% of the principal on an underlying loan. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us notwithstanding that a portion of the loan was guaranteed by the SBA, which could adversely affect our business, financial condition and results of operations. While we follow the SBA’s underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the SBA may reduce or, in some cases, refuse to honor its guarantee obligations and we may incur losses as a result.

Our commercial finance clients, particularly with respect to our commercial finance and asset-based lending product lines, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

A significant portion of our loan portfolio consists of commercial finance products. Some of these commercial finance products, particularly asset-based loans and our factored receivables (which totaled $26.7 million, or 0.6% of loans, as of December 31, 2025), arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for more traditional bank financing options. We attempt to control for the additional credit risk in these relationships through credit management processes employed in connection with these transactions. However, if such controls are ineffective in controlling this additional risk or if we fail to follow the procedures we have established for managing this additional risk, we could be exposed to additional losses with respect to such product lines that could have an adverse effect on our business, financial condition and results of operations.

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

We have pledged all of the stock of the Bank as collateral for our senior debt - line of credit. As of December 31, 2025, the line of credit had an outstanding balance of approximately $37.9 million. If we were to default, the lender could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. As of December 31, 2025, approximately $3.88 billion, or 83.8%, of our total deposits were noninterest-bearing deposits, negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit accounts, NOW and demand accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. As a result, there could be significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

As of December 31, 2025, the $747.7 million remaining balance of deposits consisted of certificates of deposit, of which $717.1 million, or 15.5% of our total deposits, were due to mature within one year. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. These customers are, however, interest-rate conscious and may move funds into higher-yielding investment alternatives. If customers transfer money out of the Bank’s deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

We may need to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms, including interbank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our Bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our clients may increase, especially in a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2025, we had $1.79 billion in unfunded credit commitments and standby letters of credit to our clients. Actual borrowing needs of our clients may exceed our expectations, especially in a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Operations—A lack of liquidity could impair our ability to fund operations and could have a material adverse effect on our business, financial condition and results of operations.”

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

The Company and the Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. The Bank’s level of uninsured customer deposits as a percentage of non-brokered deposits was 33.4% at December 31, 2025.

Risks Related to the Economy and Our Industry

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose in 2022 at levels not seen for over 40 years, and inflationary pressures continued in 2023, 2024 and 2025. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. In general, the impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are primarily all monetary in nature, and therefore are principally impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Sustained high inflation could result in market volatility and higher interest rates.

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

The Trump Administration has imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that our customers import or export. These tariffs and trade restrictions may cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

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

While we invest a significant majority of our total assets in loans and currently invest a small portion of our total assets in investment securities, we may in the future invest a larger portion of our assets in investment securities with the objective of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Although we have not recognized other-than-temporary impairment related to our investment portfolio as of December 31, 2025, changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, among other factors, may cause us to recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

Basel III established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization fails to exceed its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. As of December 31, 2025, we met all of these requirements, including the full capital conservation buffer.

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

We completed the initial public offering of our common stock and our common stock began trading on the Nasdaq Global Select Market in November 2021. On September 22, 2025, we provided written notice to The Nasdaq Stock Market LLC (“Nasdaq”) of our intention to voluntarily withdraw the principal listing of our common stock from Nasdaq and transfer the listing of our common stock to the New York Stock Exchange (the “NYSE”) and to NYSE Texas. The listing and trading of our common stock on Nasdaq ended at market close on October 3, 2025, and trading commenced on the NYSE and NYSE Texas at market open on October 6, 2025. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price, or at all. Consequently, you may not be able to sell your shares of common stock at or above an attractive price at the time that you would like to sell.

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

Actual or anticipated issuances or sales of substantial amounts of our common stock could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. Our first amended and restated certificate of formation, as amended (our “certificate of formation”), authorizes us to issue up to 50,000,000 shares of our common stock and 3,500,000 shares of non-voting common stock. Subject to certain limitations set forth in our certificate of formation, holders of our non-voting common stock are permitted to convert, or upon our written request shall convert, each of their shares of non-voting common stock into one share of common stock, and each share of non-voting common stock will automatically convert into one share of common stock under certain circumstances described in our certificate of formation. In addition, subject to certain limitations set forth in our certificate of formation, our Series A Convertible Non-Cumulative Preferred Stock (“Series A Preferred Stock”) is convertible into common stock and non-voting common stock at a rate equal to its liquidation preference of $1,000 per share divided by the conversion price of $22.50, and holders of our Series B Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) are permitted to convert, or upon our written request shall convert, each of their shares of Series B Preferred Stock into 44.44 shares of common stock, and each share of Series B Preferred Stock will automatically convert into 44.44 shares of common stock under certain circumstances described in our certificate of formation. In general, all shares of our common stock outstanding are freely tradable, except that certain shares owned by our “affiliates” (as that term is defined in Rule 144 under the Securities Act) may be resold only in compliance with certain limitations. We filed a registration statement on Form S-8 under the Securities Act in December 2021 to register an aggregate of approximately 1,437,624 shares of common stock issued or reserved for issuance under our equity incentive plans and a registration statement on Form S-8 under the Securities Act in February 2026 to register an aggregate of 177,404 shares of common stock which may be issuable upon the exercise of Keystone stock options that were converted into options to purchase our common stock in the Merger. We may issue all of these shares without any action or approval by our shareholders, and these shares, once issued (including upon exercise of outstanding options), will be available for sale into the public market, subject to the restrictions described above, if applicable, for affiliate holders.

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

As of December 31, 2025, our directors and executive officers beneficially owned an aggregate of 1,654,921 shares, or approximately 11.56%, of our common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We may incur additional debt or issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

At December 31, 2025, we had $81.0 million of subordinated debentures and $37.9 million outstanding on the line of credit senior debt. In addition, at December 31, 2025, we had 69,400 shares of Series A Preferred Stock outstanding. In the future, we may increase our capital resources by incurring additional borrowings or making offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of formation authorizes us to issue up to 1,000,000 shares of one or more series of preferred stock, and at December 31, 2025, we had 69,400 shares of Series A Preferred Stock outstanding. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cybersecurity threats. Our Chief Information Security Officer (“CISO”) is primarily responsible for this cybersecurity program component and is a key member of the risk management organization, reporting directly to the Chief Executive Officer and, as discussed below, periodically to the Risk Committee of our board of directors.

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
•
An incident response plan that establishes a structured approach for the Company's response to a cybersecurity incident. The incident response plan is coordinated through the CISO, and key members of management are embedded into the plan by its design. The plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

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

Governance

Board of Directors Oversight

The Risk Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The Risk Committee of our board of directors reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Committee of our board of directors reviews quarterly reports regarding the information security and technology functions, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes.

Management Oversight

Our CISO is accountable for managing our enterprise information security department and overseeing our information security program. The CISO reports directly to the Chief Executive Officer, reflecting the importance of cybersecurity risk at the enterprise level. Cybersecurity risk management activities are integrated into the Company’s overall enterprise risk management framework, and the CISO works closely with the Chief Risk Officer and other members of senior management to identify, assess, and manage cybersecurity risks. The CISO periodically reports on cybersecurity risks, incidents, and program effectiveness to the Risk Committee of our board of directors and, as appropriate, to the full board of directors. The CISO’s responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. We maintain escalation protocols under which cybersecurity incidents meeting established reporting thresholds are escalated internally and, where appropriate, reported to senior leadership and the Risk Committee and/or board of directors in a timely manner. These processes are designed to improve our ability to detect, respond to, and recover from cybersecurity incidents in a timely manner. The CISO has over 20 years of experience in cybersecurity across the U.S Government, Department of Defense contracting, and financial services industry. Prior to joining the Company, the CISO served as the Deputy CISO for a major domestic financial services institution.

Item 2. Properties.

Our principal offices and headquarters are located at 20202 Highway 59 North, Suite 190, Humble, Texas 77338. All of our branches are located in Texas. We own our headquarters and our branch locations in Ballinger, Detroit, Kingwood, La Vernia, Lake Jackson, Nixon, and Pearland, and we lease the remaining locations. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. We also believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future. The following table sets forth a list of our branches as of the date of this Annual Report on Form 10-K.

Location	Address	Owned/Leased
Austin	1508 W 5th Street, Suite 100, Austin, Texas 78703	Leased
Austin	507 Pressler Street, Suite 400, Austin, Texas 78703	Leased
Ballinger	900 Hutchins Avenue, Ballinger, Texas 76821	Owned
Beaumont	3650 North Major Drive, Suite D, Beaumont, Texas 77713	Leased
Bee Cave	13715 East Ladera Boulevard, Bee Cave, Texas 78738	Leased
Conroe	1336 League Line Road, Suite 100, Conroe, Texas 77304	Leased
Dallas	8235 Douglas Avenue, Suite 100, Dallas, Texas 75225	Leased
Detroit	12038 US Highway 82 West, Detroit, Texas 75436	Owned
Fort Worth	1400 W 7th Street, Suite 100, Fort Worth, Texas 76102	Leased
Georgetown	200 E 8th Street, Suite 102, Georgetown, Texas 78626	Leased
Houston - Galleria	1800 West Loop South, Suite 100, Houston, Texas 77027	Leased
Houston - Memorial City	800 Gessner, Suite 250, Houston, Texas 77024	Leased
Humble	20202 Highway 59 North, Humble, Texas 77338	Owned
Kingwood	1910 W Lake Houston Pkwy, Kingwood, Texas 77339	Owned
La Vernia	13809 West Highway 87, La Vernia, Texas 78121	Owned
Lake Jackson	85 Oak Drive, Lake Jackson, Texas 77566	Owned
Nixon	200 North Nixon Avenue, Nixon, Texas 78140	Owned
Pearland	1850 Pearland Parkway, Pearland, Texas, 77581	Owned
Plano	5000 Legacy, Suite 120, Plano, Texas 75024	Leased
Port Arthur - Mid County	3360 Jimmy Johnson Boulevard, Port Arthur, Texas 77642	Leased
San Antonio	420 Broadway, Suite 2101, San Antonio, Texas 78205	Leased
The Woodlands	9709 Lakeside Boulevard, Suite 117, The Woodlands, Texas 77381	Leased

In addition, we lease non-branch offices in Bastrop, Beaumont, and Copperfield, Texas.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Shares of the Company's common stock are traded on the New York Stock Exchange and NYSE Texas under the symbol “TCBX”.

Holders of Record

As of February 28, 2026, there were approximately 696 holders of record of the Company's common stock and no holders of record of the Company's non-voting common stock. Additionally, a greater number of holders of the Company's common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III—Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our common stock during the three months ended December 31, 2025:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
October 1, 2025 - October 31, 2025	21	$37.38	—	$30,000,000
November 1, 2025 - November 30, 2025	—	$—	—	$30,000,000
December 1, 2025 - December 31, 2025	—	$—	—	$30,000,000

(a) Represents shares of common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

(b) On June 17, 2025, we announced that our board of directors had authorized a new share repurchase program (the “Repurchase Program”) under which we may repurchase up to $30 million of our common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. As of December 31, 2025, no shares were repurchased under the Repurchase Program. Under the Repurchase Program, we may periodically buy our shares through open market transactions at current market prices, privately negotiated deals, block trades, or other methods compliant with federal securities laws. The Repurchase Program can be extended, modified, amended, suspended, or halted at any time by our board of directors and does not obligate us to repurchase our common stock.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on November 9, 2021 (the end of the first day of trading of TCBX common stock on the Nasdaq Global Select Market) and the last trading date of each year from 2021 to 2025, with the cumulative total return of the Russell 2000 Index (RUT) and the NASDAQ Bank Index (IXBK) for the same periods. Cumulative total return is computed by dividing the difference between the Company's share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 9, 2021, in the Company’s common stock and each of the indices. Historical stock price performance for the Company’s common stock is not necessarily indicative of future stock performance. This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any future SEC filing, except as shall be expressly set forth by specific reference in such filing.

	11/9/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Third Coast Bancshares, Inc.	$100.00	$103.88	$73.69	$79.45	$135.75	$151.98
NASDAQ Bank	$100.00	$96.48	$78.76	$73.51	$85.81	$89.43
Russell 2000	$100.00	$92.50	$72.56	$83.51	$91.88	$102.25

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

Overview

We are a bank holding company headquartered in Humble, Texas and operated through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small- and medium-sized businesses and professionals with operations in our markets. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. Following the completion of our merger with Keystone Bancshares, Inc., a Texas corporation (“Keystone”), discussed below, we currently operate twenty-two branches, with ten branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, seven branches in the Austin-San Antonio market, one branch in Ballinger, Texas, and one branch in Detroit, Texas. As of December 31, 2025, we had, on a consolidated basis, total assets of $5.34 billion, total loans of $4.39 billion, total deposits of $4.63 billion and total shareholders’ equity of $531.0 million.

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

Keystone Merger

On February 1, 2026, we completed our merger with Keystone, the parent company of Keystone Bank, SSB (“Keystone Bank”), a Texas state savings bank, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of October 22, 2025, by and among the Company, Arch Merger Sub, Inc. (“Merger Sub”), a Texas corporation and a wholly owned subsidiary of the Company, and Keystone (the “Merger Agreement”). Pursuant to the Merger Agreement, on February 1, 2026, Merger Sub merged with and into Keystone (the “Merger”), with Keystone surviving as a wholly owned subsidiary of the Company. Immediately following the Merger, Keystone merged with and into the Company, with the Company surviving the merger (the “Second Step Merger”). Immediately following the Second Step Merger, Keystone Bank merged with and into the Bank, with the Bank surviving the merger. The total aggregate consideration payable in the Merger was approximately 2.6 million shares of our common stock and $20 million in cash.

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

Results of Operations

This section provides a comparative discussion of the Company’s results of operations for the two-year period ended December 31, 2025, unless otherwise specified. See “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of 2024 versus 2023 results.

Our results of operations depend substantially on net interest income and noninterest income. Other factors contributing to our results of operations include our level of our noninterest expenses, such as salaries and employee benefits, occupancy and equipment and other miscellaneous operating expenses. See the analysis of the material fluctuations in the related discussions that follow.

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2024	2023	Increase (Decrease)
Interest income	$354,030	$328,356	$25,674	7.8%	$328,356	$266,544	$61,812	23.2%
Interest expense	158,813	167,598	(8,785)	(5.2)%	167,598	127,019	40,579	31.9%
Net interest income	195,217	160,758	34,459	21.4%	160,758	139,525	21,233	15.2%
Provision for credit losses	7,588	5,701	1,887	33.1%	5,701	6,320	(619)	(9.8)%
Noninterest income	13,653	10,621	3,032	28.5%	10,621	8,205	2,416	29.4%
Noninterest expense	118,537	104,327	14,210	13.6%	104,327	99,798	4,529	4.5%
Income before income taxes	82,745	61,351	21,394	34.9%	61,351	41,612	19,739	47.4%
Income tax expense	16,454	13,680	2,774	20.3%	13,680	8,211	5,469	66.6%
Net income	$66,291	$47,671	$18,620	39.1%	$47,671	$33,401	$14,270	42.7%

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

Year ended December 31, 2025 vs. Year ended December 31, 2024

Net interest income increased $34.5 million, or 21.4%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increased interest income from loan growth, a portion of which loans were securitized, and the purchase of associated securities resulted in an increase in investment yields, and decreased rates paid on interest-bearing deposits. Average loans were $4.12 billion for the year ended December 31, 2025, compared to $3.79 billion for the year ended December 31, 2024, with the increase primarily due to loan growth in commercial and industrial loans. Average yield on loans was 7.68% for the year ended December 31, 2025, compared to 7.80% for the year ended December 31, 2024. Interest expense related to interest bearing deposit accounts was $150.3 million and $159.7 million for the years ended December 31, 2025 and 2024, respectively. Average interest-bearing deposits were $3.83 billion for the year ended December 31, 2025, compared to $3.46 billion for the year ended December 31, 2024. The average cost of interest-bearing deposits was 3.93% for the year ended December 31, 2025 and 4.62% for the year ended December 31, 2024. For the year ended December 31, 2025, net interest margin and net interest spread were 4.06% and 3.36%, respectively, compared to 3.67% and 2.81%, respectively, for the year ended December 31, 2024.

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

	For the Year Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$4,119,536	$316,215	7.68%	$3,786,776	$295,259	7.80%	$3,366,180	$248,911	7.39%
Investment securities available-for-sale	397,618	23,951	6.02%	286,039	17,055	5.96%	197,286	8,313	4.21%
Investment securities held-to-maturity	130,689	7,170	5.49%	—	—	—	—	—	—
Federal funds sold and other interest- earning assets	161,198	6,694	4.15%	312,590	16,042	5.13%	181,782	9,320	5.13%
Total interest-earning assets	4,809,041	354,030	7.36%	4,385,405	328,356	7.49%	3,745,248	266,544	7.12%
Less allowance for credit losses	(41,164)			(38,500)			(36,750)
Total interest-earning assets, net of allowance	4,767,877			4,346,905			3,708,498
Noninterest-earning assets	207,824			194,775			188,514
Total assets	$4,975,701			$4,541,680			$3,897,012
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,826,293	$150,321	3.93%	$3,459,151	$159,748	4.62%	$2,785,605	$115,044	4.13%
Notes payable	113,953	6,987	6.13%	116,222	7,617	6.55%	113,552	7,657	6.74%
FHLB advances	34,113	1,505	4.41%	4,438	233	5.25%	79,546	4,318	5.43%
Total interest-bearing liabilities	3,974,359	158,813	4.00%	3,579,811	167,598	4.68%	2,978,703	127,019	4.26%
Noninterest-bearing deposits	446,692			460,537			473,558
Other liabilities	55,335			61,148			47,527
Total liabilities	4,476,386			4,101,496			3,499,788
Shareholders’ equity, including ESOP owned shares	499,315			440,184			397,224
Total liabilities and shareholders’ equity	$4,975,701			$4,541,680			$3,897,012
Net interest income		$195,217			$160,758			$139,525
Net interest spread(1)			3.36%			2.81%			2.86%
Net interest margin(2)			4.06%			3.67%			3.73%
(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $13.4 million, $10.7 million, and $8.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

	For the Year Ended December 31, 2025 compared to 2024			For the Year Ended December 31, 2024 compared to 2023
	Increase (Decrease) Due to Changes In		Total Increase	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$25,946	$(4,990)	$20,956	$31,101	$15,247	$46,348
Investment securities available-for-sale	6,653	243	6,896	3,740	5,002	8,742
Investment securities held-to-maturity	7,170	—	7,170	—	—	—
Federal funds sold and other interest-earning assets	(7,769)	(1,579)	(9,348)	6,707	15	6,722
Total increase (decrease) in interest income	$32,000	$(6,326)	$25,674	$41,548	$20,264	$61,812
Interest-bearing liabilities:
Interest-bearing deposits	$16,955	$(26,382)	$(9,427)	$27,817	$16,887	$44,704
Notes payable	(149)	(481)	(630)	180	(220)	(40)
FHLB advances	1,558	(286)	1,272	(4,077)	(8)	(4,085)
Total increase (decrease) in interest expense	$18,364	$(27,149)	$(8,785)	$23,920	$16,659	$40,579
Increase in net interest income	$13,636	$20,823	$34,459	$17,628	$3,605	$21,233

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

The provision for credit losses for the year ended December 31, 2025 was $7.6 million, compared to $5.7 million for the year ended December 31, 2024. The provision for credit losses for the year ended December 31, 2025 related primarily to provisioning for new loans and commitments. No provision for credit losses for securities was recorded for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the allowance for credit losses for loans totaled $43.9 million, or 1.00% of total loans, compared to $40.3 million, or 1.02% of total loans, as of December 31, 2024. At December 31, 2025 and 2024, the allowance for credit losses for off-balance sheet commitments was $1.8 million and $1.4 million, respectively. No allowance for credit losses for securities was recorded as of December 31, 2025 and 2024.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2024	2023	Increase (Decrease)
Noninterest Income:
Service charges and fees	$10,759	$6,935	$3,824	55.1%	$6,935	$3,233	$3,702	114.5%
Earnings on bank-owned life insurance	3,017	2,480	537	21.7%	2,480	2,101	379	18.0%
(Loss) gain on sale of investment securities available-for-sale	(610)	(4)	(606)	(15150.0)%	(4)	482	(486)	(100.8)%
Gain on sale of SBA loans	74	30	44	146.7%	30	440	(410)	(93.2)%
Other	413	1,180	(767)	(65.0)%	1,180	1,949	(769)	(39.5)%
Total noninterest income	$13,653	$10,621	$3,032	28.5%	$10,621	$8,205	$2,416	29.4%

Year ended December 31, 2025 vs. Year ended December 31, 2024

The increase in noninterest income of $3.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to increased service charges and fees and increased earnings on BOLI, offset by losses on the sales of investment securities and a decrease in Small Business Investment income. In addition, the Company recognized $610,000 in losses on the sales of investment securities during the year ended December 31, 2025, compared to losses of $4,000 recognized during the year ended December 31, 2024.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)		2024	2023	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$77,189	$65,116	$12,073	18.5%	$65,116	$62,217	$2,899	4.7%
Net occupancy and equipment expenses	11,323	11,093	230	2.1%	11,093	11,285	(192)	(1.7)%
Other:
Legal and professional fees	7,462	5,630	1,832	32.5%	5,630	7,783	(2,153)	(27.7)%
Data processing and network expenses	4,572	5,254	(682)	(13.0)%	5,254	4,735	519	11.0%
Regulatory assessments	4,833	4,430	403	9.1%	4,430	2,598	1,832	70.5%
Advertising and marketing expenses	2,144	1,707	437	25.6%	1,707	2,627	(920)	(35.0)%
Software purchases and maintenance	4,569	4,884	(315)	(6.4)%	4,884	2,375	2,509	105.6%
Loan operations and other real estate owned expense	1,134	904	230	25.4%	904	673	231	34.3%
Telephone and communications	550	585	(35)	(6.0)%	585	510	75	14.7%
Other expenses	4,761	4,724	37	0.8%	4,724	4,995	(271)	(5.4)%
Total noninterest expense	$118,537	$104,327	$14,210	13.6%	$104,327	$99,798	$4,529	4.5%

Year ended December 31, 2025 vs. Year ended December 31, 2024

The increase in noninterest expense of $14.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to increased salaries and employee benefit expenses and increased legal and professional fees.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $77.2 million for the year ended December 31, 2025, an increase of $12.1 million, or 18.5%, compared to $65.1 million for the same period in 2024. The increase was primarily due to increased salary expense resulting from new hires, increased bonus expense and a reduction in salary expense deferral related to loan fundings during the first half of 2025. For the year ended December 31, 2025, the average number of employees was 390, compared to an average number of employees of 363 for the year ended December 31, 2024.

Legal and professional fees were $7.5 million and $5.6 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to merger-related expenses during the fourth quarter of 2025 and the securitization of loans during the second quarter of 2025.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income tax expense	$16,454	$13,680	$8,211
Effective tax rate	19.9%	22.3%	19.7%

Year ended December 31, 2025 vs. Year ended December 31, 2024

For the years ended December 31, 2025 and 2024, income tax expense totaled $16.5 million and $13.7 million, respectively. Our effective tax rates were at 19.9% and 22.3% for the years ended December 31, 2025 and 2024, respectively. The decrease in effective tax rate was primarily due to tax credit purchased in 2025.

Financial Condition

Total assets were $5.34 billion as of December 31, 2025, compared to $4.94 billion as of December 31, 2024. The increase of $398.3 million, or 8.1%, was primarily due to organic loan growth and investment security and BOLI purchases offset by a decrease in cash and cash equivalents resulting from a decrease in noninterest bearing deposits.

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

As of December 31, 2025, total loans were $4.39 billion, an increase of $428.3 million, or 10.8%, compared to $3.97 billion as of December 31, 2024. Commercial and industrial loans accounted for most of the loan growth for the year ended December 31, 2025. Total loans as a percentage of deposits were 95.0% and 92.0% as of December 31, 2025 and 2024, respectively. Total loans as a percentage of assets were 82.3% and 80.3% as of December 31, 2025 and 2024, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$434,715	9.9%	$448,134	11.3%
Non-farm non-residential non-owner occupied	710,401	16.2%	652,119	16.4%
Residential	333,419	7.6%	336,736	8.5%
Construction, development and other	823,353	18.7%	871,373	22.0%
Farmland	26,485	0.6%	30,915	0.8%
Commercial and industrial	1,906,616	43.4%	1,497,408	37.8%
Consumer	1,576	0.0%	1,859	0.0%
Municipal and other	158,186	3.6%	127,881	3.2%
Total loans	$4,394,751	100.0%	$3,966,425	100.0%

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

Owner occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner occupied commercial real estate loans decreased $13.4 million, or 3.0%, to $434.7 million as of December 31, 2025 from $448.1 million as of December 31, 2024.

Non-owner occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner occupied commercial real estate loans increased $58.3 million, or 8.9%, to $710.4 million as of December 31, 2025 from $652.1 million as of December 31, 2024.

The following table summarizes our commercial real estate loans by type of property securing the loans:

	As of December 31, 2025
(Dollars in thousands)	Amount	Average Loan Size	Percentage of Total
Commercial real estate loans by category:
Warehouse/Industrial	$288,572	$1,361	25.2%
Retail	148,006	1,762	12.9%
Office	145,575	1,193	12.7%
Mini Warehouse/Self Storage	90,525	3,482	7.9%
Medical Office	47,135	2,619	4.1%
Restaurant / Bar	47,046	1,001	4.1%
Sports/Entertainment	42,559	2,660	3.7%
Convenience Store/Gas Station	25,725	1,118	2.3%
Healthcare Other	25,252	2,104	2.2%
Hotel/Motel	20,639	2,064	1.8%
Other	264,082	1,492	23.1%
Total commercial real estate loans	$1,145,116	$1,533	100.0%

Residential Real Estate Loans. Residential real estate loans consists of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is comprised of owner-occupied and investor owned loans secured by 1-4 family homes. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans decreased $3.3 million, or 1.0%, to $333.4 million as of December 31, 2025 from $336.7 million as of December 31, 2024.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in our Texas markets and are generally diverse in terms of type. Our builder finance group provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans decreased $48.0 million, or 5.5%, to $823.4 million as of December 31, 2025 from $871.4 million as of December 31, 2024.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At December 31, 2025 and 2024, outstanding factored receivables were $26.7 million and $36.8 million, respectively.

Commercial and industrial loans increased $409.2 million, or 27.3%, to $1.91 billion as of December 31, 2025 from $1.50 billion as of December 31, 2024. The increase was primarily a result of increased productivity of existing lenders in response to market demand.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following table:

	As of December 31, 2025
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$30,073	$241,867	$119,737	$43,038	$434,715
Non-farm non-residential non-owner occupied	203,072	409,622	75,352	22,355	710,401
Residential	29,179	63,710	46,528	194,002	333,419
Construction, development and other	283,641	524,024	6,294	9,394	823,353
Farmland	5,953	15,702	4,240	590	26,485
Commercial and industrial	332,208	1,518,912	48,483	7,013	1,906,616
Consumer	234	1,118	224	—	1,576
Municipal and other	44,490	113,696	—	—	158,186
Total loans	$928,850	$2,888,651	$300,858	$276,392	$4,394,751
Amounts with fixed rates	$273,095	$457,571	$55,520	$25,281	$811,467
Amounts with floating rates	$655,755	$2,431,080	$245,338	$251,111	$3,583,284

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, restructured loans - accruing, and foreclosed assets. Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which discontinued the recognition and measurement guidance previously required on troubled debt restructurings. Therefore, restructure loans included in nonperforming assets as of December 31, 2025 exclude any loan modifications that are performing but would have previously required disclosure as troubled debt restructurings. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
(Dollars in thousands)	2025	2024
Nonaccrual loans(1)	$10,120	$26,773
Loans > 90 days and still accruing	11,360	1,173
Total nonperforming loans	$21,480	$27,946
Other real estate owned and repossessed assets	8,388	862
Total nonperforming assets	$29,868	$28,808
Ratio of nonaccrual loans to total loans	0.23%	0.67%
Ratio of nonperforming loans to total loans	0.49%	0.70%
Ratio of nonperforming loans to total assets	0.40%	0.57%
Ratio of nonperforming assets to total assets	0.56%	0.58%
Ratio of nonperforming loans to total loans plus OREO	0.49%	0.70%
Ratio of allowance for credit losses to nonaccrual loans	434.28%	150.54%
(1)
Restructured loans-nonaccrual are included in nonaccrual loans.

We had $29.9 million in nonperforming assets as of December 31, 2025, compared to $28.8 million as of December 31, 2024. As of December 31, 2025, the nonperforming assets to total assets was 0.56%, compared to 0.58% as of December 31, 2024.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2025	2024
Nonaccrual loans by category:
Real estate:
Commercial real estate
Non-farm non-residential owner occupied	$1,235	$10,433
Non-farm non-residential non-owner occupied	99	—
Residential	387	2,226
Construction, development and other	—	400
Commercial and industrial	8,399	13,714
Total nonaccrual loans	$10,120	$26,773

Risk Gradings

As part of the on-going monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

	As of December 31, 2025
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$414,506	$6,725	$13,484	$—	$434,715
Non-farm non-residential non-owner occupied	689,381	4,619	16,401	—	710,401
Residential	333,055	—	364	—	333,419
Construction, development and other	819,938	—	3,415	—	823,353
Farmland	25,719	766	—	—	26,485
Commercial and industrial	1,863,861	34,836	7,919	—	1,906,616
Consumer	1,542	34	—	—	1,576
Municipal and other	158,186	—	—	—	158,186
Gross loans	$4,306,188	$46,980	$41,583	$—	$4,394,751

	As of December 31, 2024
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development and other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial and industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
Gross loans	$3,907,370	$26,551	$31,694	$810	$3,966,425

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

As of December 31, 2025, the allowance for credit losses on loans totaled $43.9 million, or 1.00% of total loans. As of December 31, 2024, the allowance for credit losses on loans totaled $40.3 million, or 1.02% of total loans. The increase in our allowance for credit losses on loans of $3.6 million, or 9.0%, was primarily due to the $7.2 million provision for credit losses on loans recorded for the year ended December 31, 2025, offset by net charge-offs of $3.6 million for the year ended December 31, 2025.

The following tables present as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For Year Ended December 31,
(Dollars in thousands)	2025	2024
Allowance for credit loss at beginning of period	$40,304	$37,022
Provision for credit loss on loans	7,246	6,675
Charge-offs:
Real estate:
Commercial real estate:
Non-farm non-residential non-owner occupied	—	(598)
Commercial and industrial	(4,104)	(3,651)
Consumer	(44)	—
Municipal and other	—	(67)
Total charge-offs	(4,148)	(4,316)
Recoveries:
Commercial real estate:
Commercial real estate:
Non-farm non-residential non-owner occupied	350	—
Commercial and industrial	197	911
Consumer	—	1
Municipal and other	—	11
Total recoveries	547	923
Net charge-offs	(3,601)	(3,393)
Allowance for credit losses at end of period	$43,949	$40,304
Ratio of allowance for credit loss to total loans	1.00%	1.02%
Ratio of net charge-offs to average loans	0.09%	0.09%

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of December 31,
	2025		2024
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$2,337	9.9%	$3,015	11.3%
Non-farm non-residential non-owner occupied	4,843	16.2%	4,460	16.4%
Residential	2,008	7.6%	2,014	8.5%
Construction, development and other	6,955	18.7%	14,728	22.0%
Farmland	116	0.6%	187	0.8%
Commercial and industrial	26,673	43.4%	15,370	37.8%
Consumer	6	0.0%	10	0.0%
Municipal and other	1,011	3.6%	520	3.2%
	$43,949	100.0%	$40,304	100.0%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of December 31, 2025.

The following table summarizes the amortized cost and estimated fair value of our investment securities available-for-sale as of the dates shown:

	As of December 31,
	2025		2024
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities available for sale:
U.S. government and agency securities	$6,247	$6,238	$17,548	$17,419
State and municipal securities	13,078	13,400	1,700	1,699
Mortgage-backed securities and collateralized mortgage obligations	220,193	223,912	238,440	238,603
Corporate bonds	138,102	139,642	128,409	126,304
	$377,620	$383,192	$386,097	$384,025

As of December 31, 2025, the carrying amount of the available-for-sale security portfolio was $383.2 million, compared to $384.0 million as of December 31, 2024, a decrease of $833,000, or 0.2%. The decrease relates primarily to net purchases of $5.15 billion in agencies, municipal securities, mortgage-back securities and corporate bonds offset by maturities, calls and paydowns of $5.17 billion for the year ended December 31, 2025. Investment securities available-for-sale represented 7.2% and 7.8% of total assets as of December 31, 2025 and 2024, respectively.

The mortgage-backed securities held include agency collateralized mortgage obligations, Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2025 and 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

Securitization of Commercial Real Estate Loans

During April and June 2025, the Company completed two securitizations totaling $250 million of revolving commercial real estate loans secured by interests in 1-4 family residential dwellings located throughout the United States. In connection with the transactions, the Company purchased Class A-1 asset backed notes, Series 2025-1, for a total of $78 million on April 1, 2025; and Class A-1 asset backed notes, Series 2025-2 for a total of $127.5 million on June 3, 2025. The Company is not affiliated with the issuer of the notes. Further information regarding the securitization of commercial real estate loans is presented in Note 3—Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-K.

The Class A-1 Notes are classified as held-to-maturity investments. The following table summarizes the carrying values and approximate fair values of our investment securities held-to-maturity as of the dates shown:

	As of December 31,
	2025		2024
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Investment securities held-to-maturity:
Asset-backed securities	$192,008	$189,106	$—	$—
	$192,008	$189,106	$—	$—

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2025, by contractual maturity, are shown below:

	As of December 31, 2025
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	47,747	48,567	192,008	189,106
Due from five years to ten years	94,602	95,309	—	—
Over ten years	15,078	15,404	—	—
	157,427	159,280	192,008	189,106
Mortgage-backed securities and collateralized mortgage obligations	220,193	223,912	—	—
	$377,620	$383,192	$192,008	$189,106

The weighted average life of our investment portfolio was 3.99 years and 4.79 years as of December 31, 2025 and 2024, respectively.

Deposits

Total deposits as of December 31, 2025 were $4.63 billion, an increase of $316.4 million, or 7.3%, compared to $4.31 billion as of December 31, 2024. The increase was primarily due to growth in our national wholesale deposits through our core, fiduciary and institutional deposit programs, continued growth in our primary market areas, and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest-bearing deposits as of December 31, 2025 were $495.0 million, a decrease of $107.1 million, or 17.8%, compared to $602.1 million as of December 31, 2024. Total interest-bearing account balances as of December 31, 2025 were $4.13 billion, an increase of $423.5 million, or 11.4%, from $3.71 billion as of December 31, 2024.

The components of deposits as of the dates shown below were as follows:

	As of December 31,
	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$495,000	10.7%	$602,082	14.0%
Interest-bearing deposits	3,362,601	72.6%	3,101,147	71.9%
Savings	21,589	0.5%	27,843	0.7%
Time deposits	747,698	16.2%	579,426	13.4%
Total deposits	$4,626,888	100.0%	$4,310,498	100.0%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

As of December 31,
(Dollars in thousands)	2025
Three months or less	$246,120
Over three months through six months	128,310
Over six months through twelve months	145,233
Over twelve months	19,732
Total	$539,395

The estimated amount of uninsured deposits at December 31, 2025 was $1.32 billion.

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$446,692	—	$460,537	—
Interest-bearing demand deposits	3,083,658	3.85%	2,876,218	4.60%
Savings	23,668	1.12%	34,743	2.16%
Time deposits	718,967	4.38%	548,190	4.89%
Total interest-bearing deposits	3,826,293	3.93%	3,459,151	4.62%
Total deposits	$4,272,985	3.52%	$3,919,688	4.08%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2025 and 2024 was 10.5% and 11.7%, respectively.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

	As of December 31,
(Dollars in thousands)	2025	2024
FHLB borrowings	$—	$—
Line of Credit - Senior Debt	37,875	30,875
Note Payable - Subordinated Debt	80,965	80,759
Total borrowings	$118,840	$111,634

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of December 31, 2025 and 2024, total borrowing capacity available under this arrangement was $499.5 million and $623.7 million, respectively. The Company had no FHLB advances outstanding at December 31, 2025 and 2024. Our cost of FHLB advances was 4.41% for the year ended December 31, 2025 and 5.25% for the year ended December 31, 2024. In addition, letters of credit with the FHLB in the amount of $592.0 million and $535.8 million were outstanding at December 31, 2025 and 2024, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from January 2026 through January 2027 as of December 31, 2025.

Line of Credit - Senior Debt. The Company has a $55.0 million revolving line of credit facility which was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At December 31, 2025 and 2024, the outstanding balance was $37.9 million and $30.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of its 5.500% Fixed-to-Floating Rate Subordinated Notes due 2032. As of December 31, 2025, the outstanding balance was $81.0 million, net of $1.3 million in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7—FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-K.

Our cost of notes payable was 6.13% and 6.55% for the years ended December 31, 2025 and 2024, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. In June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Discount Window of the Federal Reserve Bank of Dallas. As of December 31, 2025 and 2024, total borrowing capacity under this arrangement was $1.5 billion. There were no advances outstanding at December 31, 2025 and 2024.

Federal Funds Lines of Credit. At December 31, 2025 and 2024, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at December 31, 2025 and 2024.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the year ended December 31, 2025 and 2024, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At December 31, 2025, the Company had borrowing capacity available under FHLB advances of $499.5 million, line of credit - senior debt of $17.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million. At December 31, 2024, the Company had borrowing capacity available under FHLB advances of $623.7 million, line of credit - senior debt of $24.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $4.98 billion for the year ended December 31, 2025 and $4.54 billion for the year ended December 31, 2024.

	For the Year Ended December 31,
	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	9.0%	10.1%
Interest-bearing	76.9%	76.2%
FHLB advances	0.7%	0.1%
Notes payable	2.3%	2.6%
Other liabilities	1.1%	1.3%
Shareholders’ equity, including ESOP-owned shares	10.0%	9.7%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	82.0%	82.5%
Investment securities available-for-sale	8.0%	6.3%
Investment securities held-to-maturity	2.6%	0.0%
Federal funds sold and other interest-earning assets	3.2%	6.9%
Other noninterest-earning assets	4.2%	4.3%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	10.5%	11.7%
Average total loans to average deposits	96.4%	96.6%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of December 31, 2025, we had $1.69 billion in outstanding commitments to extend credit and $97.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had $1.57 billion in outstanding commitments to extend credit and $14.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2025 and 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of December 31, 2025, we had cash and cash equivalents of $181.2 million, compared to $421.2 million as of December 31, 2024.

Capital Resources

Total shareholders’ equity increased to $531.0 million as of December 31, 2025, compared to $460.7 million as of December 31, 2024, an increase of $70.3 million, or 15.3%. This increase was primarily the result of the $66.3 million in net income and $6.4 million, net of tax, in other comprehensive income, offset by the $4.8 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of December 31, 2025 and 2024, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and Bank as of the dates indicated.

	Actual December 31,
	2025	2024	Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum To Be Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.65%	9.12%	4.00%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.65%	8.41%	4.50%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.97%	9.90%	6.00%	8.50%	N/A
Total capital (to risk weighted assets)	12.48%	12.68%	8.00%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.84%	11.37%	4.00%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.23%	12.35%	4.50%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.23%	12.35%	6.00%	8.50%	8.00%
Total capital (to risk weighted assets)	13.14%	13.29%	8.00%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

On April 4, 2025, we entered into a five-year pay-fixed interest rate swap agreement with a notional amount of $100 million which was scheduled to mature on April 4, 2030. The facility was discontinued on April 9, 2025, and a gain of $1.1 million was recognized by the Company. The gain is being accreted from other comprehensive income, net of deferred taxes, as a reduction of interest expense through maturity date of the contract.

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

For the years ended December 31, 2025 and 2024, approximately $2.5 million and $2.3 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2025, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At December 31, 2025, the Company's derivative assets and liabilities totaled $2.5 million and $3.1 million, respectively.

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

The following tables summarize the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2025		2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	2.94%	(5.97)%	0.92%	(5.83)%
+ 200	2.10%	(3.16)%	0.76%	(3.09)%
+ 100	1.09%	(1.13)%	0.46%	(1.12)%
Base	—	—	—	—
–100	(1.10)%	(0.15)%	(0.71)%	(0.16)%

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chairman, President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on this evaluation, the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified during the quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the FDICIA. Management’s assessment determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after our fiscal year end (the “Proxy Statement”).

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

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards of the New York Stock Exchange. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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
2.1

Agreement and Plan of Reorganization, dated as of October 22, 2025, by and among Third Coast Bancshares, Inc., Arch Merger Sub, Inc., and Keystone Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025).#

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

10.32†

Change of Control Bonus Agreement, dated as of December 2, 2024, by and between Third Coast Bank and Liz Eber (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2025).

10.33†

Separation Agreement and Release, dated December 1, 2025, between Third Coast Bank and Vicki Alexander (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2025).

10.34	Form of Keystone Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025).
10.35	Form of Keystone Director Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025).
10.36†

Employment Agreement, dated as of October 22, 2025, by and between Jeff Wilkinson, Third Coast Bank, Keystone Bank, SSB, and Third Coast Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).

10.37†

First Amendment to Salary Continuation Agreement, dated as of May 4, 2025, by and between Third Coast Bank and Bart Caraway (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.38†

First Amendment to Salary Continuation Agreement, dated as of May 4, 2025, by and between Third Coast Bank and John McWhorter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.39†

Amended and Restated Change of Control Bonus Agreement, dated as of May 4, 2025, by and between Third Coast Bank and Liz Eber (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.40†

Salary Continuation Agreement, dated as of May 5, 2025, by and between Third Coast Bank and Liz Eber (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.41†

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

Third Coast Bancshares, Inc.

Date: March 4, 2026	By:	/s/ Bart O. Caraway
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

Name	Title	Date

/s/ Bart O. Caraway	Chairman, President and Chief Executive Officer	March 4, 2026
Bart O. Caraway	(Principal Executive Officer)

/s/ R. John McWhorter	Chief Financial Officer	March 4, 2026
R. John McWhorter	(Principal Financial and Accounting Officer)

/s/ Carolyn Bailey	Director	March 4, 2026
Carolyn Bailey

/s/ Martin Basaldua	Director	March 4, 2026
Martin Basaldua

/s/ Dennis Bonnen	Director	March 4, 2026
Dennis Bonnen

/s/ Greg Bonnen	Director	March 4, 2026
Greg Bonnen

/s/ W. Donald Brunson	Director	March 4, 2026
W. Donald Brunson

/s/ Lynn Chang Eisenhart	Director	March 4, 2026
Lynn Chang Eisenhart

/s/ Troy A. Glander	Director	March 4, 2026
Troy A. Glander

/s/ Clint Greenleaf	Director	March 4, 2026
Clint Greenleaf

/s/ Shelton J. McDonald	Director	March 4, 2026
Shelton J. McDonald

/s/David Phelps	Director	March 4, 2026
David Phelps

/s/ Tony Scavuzzo	Director	March 4, 2026
Tony Scavuzzo

/s/ Mary Brennan Stich	Director	March 4, 2026
Mary Brennan Stich

/s/ Joseph L. Stunja	Director	March 4, 2026
Joseph L. Stunja

/s/ Reagan Swinbank	Director	March 4, 2026
Reagan Swinbank

/s/ Jeffrey A. Wilkinson	Director	March 4, 2026
Jeffrey A. Wilkinson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Third Coast Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Third Coast Bancshares, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2009.
Plano, Texas
March 4, 2026

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share and per share data)	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$175,202	$371,157
Federal funds sold	6,027	50,045
Total cash and cash equivalents	181,229	421,202
Interest-bearing time deposits in other banks	267	356
Investment securities available-for-sale	383,192	384,025
Investment securities held-to-maturity	192,008	—
Loans, net of allowance for credit losses of $43,949 and $40,304 at December 31, 2025 and 2024, respectively	4,350,802	3,926,121
Accrued interest receivable	29,236	25,820
Premises and equipment, net	24,789	26,230
Other real estate owned	8,388	862
Bank-owned life insurance	76,357	68,341
Non-marketable equity securities, at cost	16,424	15,980
Deferred tax asset, net	6,450	11,445
Derivative assets	2,544	6,479
Right-of-use asset - operating leases	17,066	19,863
Goodwill and other intangible assets	18,680	18,841
Other assets	33,327	16,881
Total assets	$5,340,759	$4,942,446
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$495,000	$602,082
Interest-bearing	4,131,888	3,708,416
Total deposits	4,626,888	4,310,498
Accrued interest payable	5,957	6,281
Derivative liabilities	3,142	8,660
Lease liability - operating leases	18,130	20,900
Other liabilities	36,775	23,754
Line of credit - Senior Debt	37,875	30,875
Note payable - Subordinated Debentures, net	80,965	80,759
Total liabilities	4,809,732	4,481,727
Commitments and contingent liabilities - See Notes 10 and 19
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at December 31, 2025 and 2024, respectively	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized at December 31, 2025 and 2024, respectively	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 13,969,517 and 13,848,242 issued; and 13,891,055 and 13,769,780 outstanding at December 31, 2025 and 2024, respectively	13,970	13,848
Common stock - non-voting, $1 par value; 3,500,000 shares authorized at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	323,929	321,696
Retained earnings	183,238	121,697
Accumulated other comprehensive income	10,920	4,508
Treasury stock: at cost; 78,462 shares at December 31, 2025 and 2024, respectively	(1,099)	(1,099)
Total shareholders' equity	531,027	460,719
Total liabilities & shareholders' equity	$5,340,759	$4,942,446

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2025	2024	2023
Interest income:
Loans, including fees	$316,215	$295,259	$248,911
Investment securities available-for-sale	23,951	17,055	8,313
Investment securities held-to-maturity	7,170	—	—
Federal funds sold and other	6,694	16,042	9,320
Total interest income	354,030	328,356	266,544
Interest expense:
Deposit accounts	150,321	159,748	115,044
FHLB advances and other borrowings	8,492	7,850	11,975
Total interest expense	158,813	167,598	127,019
Net interest income	195,217	160,758	139,525
Provision for credit losses	7,588	5,701	6,320
Net interest income after provision for credit losses	187,629	155,057	133,205
Noninterest income:
Services charges and fees	10,759	6,935	3,233
Earnings on bank-owned life insurance	3,017	2,480	2,101
(Loss) gain on sale of investment securities available-for-sale	(610)	(4)	482
Gain on sales of SBA loans	74	30	440
Other	413	1,180	1,949
Total noninterest income	13,653	10,621	8,205
Noninterest expense:
Salaries and employee benefits	77,189	65,116	62,217
Occupancy and equipment expense	11,323	11,093	9,948
Legal and professional	7,462	5,630	7,783
Data processing and network expense	4,572	5,254	4,735
Regulatory assessments	4,833	4,430	2,598
Advertising and marketing	2,144	1,707	2,627
Software purchases and maintenance	4,569	4,884	3,712
Loan operations and other real estate owned expense	1,134	904	673
Telephone and communications	550	585	510
Other	4,761	4,724	4,995
Total noninterest expense	118,537	104,327	99,798
Net income before income tax expense	82,745	61,351	41,612
Income tax expense	16,454	13,680	8,211
Net income	66,291	47,671	33,401
Preferred stock dividends declared	4,750	4,749	4,736
Net income available to common shareholders	$61,541	$42,922	$28,665
Earnings per common share:
Basic earnings per share	$4.45	$3.14	$2.11
Diluted earnings per share	$3.79	$2.78	$1.98

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$66,291	$47,671	$33,401
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gain arising during the period	7,034	1,928	2,529
Reclassification for net losses (gains) realized through the sales of securities included in net income	610	4	(482)
Tax effect	(1,605)	(406)	(430)
Other comprehensive income on securities, net of tax	6,039	1,526	1,617
Unrealized gain on derivatives:
Unrealized holding gain (loss) arising during the period	2,161	(620)	(1,541)
Gain on termination of derivative instruments	1,506	6,167	5,007
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(3,195)	(2,953)	(1,670)
Tax effect	(99)	(545)	(377)
Other comprehensive income on derivatives, net of tax	373	2,049	1,419
Total other comprehensive income	6,412	3,575	3,036
Total comprehensive income	$72,703	$51,246	$36,437

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2023	$69	$—	$13,610	$—	$318,033	$53,270	$(2,103)	$(1,099)	$381,780
Adoption of ASC 326, allowance for credit loss adjustment, net of tax	—	—	—	—	—	(3,160)	—	—	(3,160)
Net income	—	—	—	—	—	33,401	—	—	33,401
Share-based compensation	—	—	—	—	1,628	—	—	—	1,628
Warrants exercised	—	—	4	—	43	—	—	—	47
Stock options exercised	—	—	1	—	(1)	—	—	—	—
Restricted stock grants	—	—	81	—	(81)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(13)	—	(9)	—	—	—	(22)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,036	—	3,036
Preferred dividends declared - Series A, $68.25 per share			—		—	(4,736)	—	—	(4,736)
Balance, December 31, 2023	$69	$—	$13,683	$—	$319,613	$78,775	$933	$(1,099)	$411,974
Net income	—	—	—	—	—	47,671	—	—	47,671
Share-based compensation	—	—	—	—	1,699	—	—	—	1,699
Stock options exercised	—	—	117	—	539	—	—	—	656
Registration costs for securities issued in private placement	—	—	—	—	(65)	—	—	—	(65)
Restricted stock grants	—	—	50	—	(50)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(2)	—	(40)	—	—	—	(42)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,575	—	3,575
Preferred dividends declared - Series A, $68.44 per share			—		—	(4,749)	—	—	(4,749)
Balance, December 31, 2024	$69	$—	$13,848	$—	$321,696	$121,697	$4,508	$(1,099)	$460,719
Net income	—	—	—	—	—	66,291	—	—	66,291
Share-based compensation	—	—	—	—	1,608	—	—	—	1,608
Stock options exercised	—	—	75	—	704	—	—	—	779
Restricted stock grants	—	—	57	—	(57)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(10)	—	(22)	—	—	—	(32)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,412	—	6,412
Preferred dividends declared - Series A, $68.44 per share			—		—	(4,750)	—	—	(4,750)
Balance, December 31, 2025	$69	$—	$13,970	$—	$323,929	$183,238	$10,920	$(1,099)	$531,027

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$66,291	$47,671	$33,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,588	5,701	6,320
Changes in deferred tax, net	3,290	(3,169)	(2,891)
Share based compensation expense	1,608	1,699	1,628
Loss (gain) on sale of investment securities available-for-sale	610	4	(482)
Gain on sale of SBA loans	(74)	(30)	(440)
(Write-up) write-down of other real estate owned	(219)	57	—
Write-down of fixed assets	9	—	—
Accretion of discount on securities, net	(2,358)	(1,229)	(409)
Accretion of gain on terminated cash flow hedges	(3,193)	(2,954)	(1,670)
Accretion of SBA Paycheck Protection Program fees	—	—	(23)
Accretion of loan fees	(16,959)	(7,715)	(4,411)
Amortization of subordinated debt origination costs	206	206	205
Depreciation and amortization	4,747	4,620	3,946
Earnings on bank-owned life insurance	(3,017)	(2,480)	(2,101)
Net change in operating leases	27	196	504
Net change in derivative assets and liabilities	579	(298)	310
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(20,653)	(7,647)	(4,388)
Accrued interest payable and other liabilities	12,355	504	9,576
Net cash provided by operating activities	50,837	35,136	39,075
Cash flows from investing activities:
Net decrease (increase) in interest bearing deposits in other banks	89	(356)	—
Net (purchase) sale of non-marketable equity securities	(444)	61	(1,423)
Investment securities available-for-sale activity:
Purchases	(5,233,579)	(4,278,169)	(3,116,566)
Sales	74,002	36,004	13,939
Maturities, calls and principal paydowns	5,169,866	4,039,385	3,103,545
Purchases of investment securities held-to-maturity	(192,074)	—	—
Proceeds from termination of derivative instruments	1,506	6,167	5,007
Net originations on loans held for investment	(422,538)	(322,255)	(527,600)
Net additions to bank premises and equipment	(2,681)	(1,766)	(3,437)
Proceeds from sales of foreclosed assets	655	—	—
Purchase of bank owned life insurance	(4,999)	—	(3,000)
Net cash used in investing activities	(610,197)	(520,929)	(529,535)
Cash flows from financing activities:
Net increase in deposits	316,390	507,350	567,002
Net proceeds from (repayment of) line of credit - senior debt	7,000	(8,000)	8,000
Registration costs for securities issued in private placement	—	(65)	—
Proceeds from stock warrants exercised	—	—	47
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(32)	(42)	(22)
Proceeds from stock options exercised	779	656	—
Dividends paid on Series A preferred stock	(4,750)	(4,749)	(4,736)
Net cash provided by financing activities	319,387	495,150	570,291
Change in cash and cash equivalents	(239,973)	9,357	79,831
Cash and cash equivalents at beginning of period	421,202	411,845	332,014
Cash and cash equivalents at end of period	$181,229	$421,202	$411,845

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$159,137	$166,111	$124,770
Cash paid for federal income taxes	$22,000	$15,185	$8,567
Cash paid for state income taxes, net of refunds	$821	$597	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$7,962	$919	$—
Right of use lease assets obtained in exchange for operating lease liabilities	$381	$877	$5,702
Reclassification of investment securities from held-to-maturity to available-for-sale	$14,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

Allowance for Credit Losses - Held-to-Maturity Securities: The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of held-to-maturity securities to present management’s best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Since all the held-to-maturity securities are non-rated asset-backed securities in which the Bank's loans are the underlying collateral, management considers the financial condition of those underlying loans and whether they continue to make timely payments under the contractual terms of the loan agreements. Further information regarding these loan sales and asset-backed securities purchased is presented in Note 2 - Investment Securities, and Note 3 - Loans and Allowance for Credit Losses. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses.

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

December 31, 2025 and 2024

based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At December 31, 2025 and 2024, the Company was servicing loans previously sold of approximately $13.4 million and $17.2 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at December 31, 2025 and 2024.

Premises and Equipment

Buildings, leasehold improvements, furniture and fixtures, automobiles and equipment are carried at cost, less accumulated depreciation, computed principally by the straight-line method based on the estimated useful lives of the related asset. Land is not depreciated. Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in income as incurred. A small portion of building's floor space is currently leased out to tenants and recognized in income when earned.

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

Other Real Estate Owned

Other real estate owned (“OREO") represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. OREO properties are reflected in other assets on the accompanying consolidated balance sheets. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. Operating and holding expenses of such properties, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in income as incurred.

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

Transfers of Financial Assets

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

December 31, 2025 and 2024

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

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred and consist of the Company’s expenditures for advertising in its local market areas, market research, and business development costs including, but not limited to, promotional activities and client relationship management. For the years ended December 31, 2025, 2024, and 2023, advertising and marketing expenses were $2.1 million, $1.7

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

million, and $2.6 million, respectively, and are included within noninterest expense in the accompanying consolidated statements of income.

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

Purchased federal income tax credits are recorded in accordance with ASC Topic 740, “Income Taxes."

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

Reclassification

Certain amounts in prior period consolidated financial statements may have been reclassified to conform to current period presentation. During 2025, the Company reclassified software amortization costs for fiscal years 2024 and 2023 from occupancy and equipment expense to software purchases and maintenance on the consolidated statements of income. These reclassifications are not significant and have no effect on net income, total assets or shareholders’ equity.

Segment Reporting

The Company has one reportable segment as a financial institution. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each activity of the Company supports the others. For example, lending is dependent upon the ability of the company to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit. The Company’s senior executive management functions as its chief operating decision-maker (“CODM”) and uses the consolidated results to make operating and strategic decisions.

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

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The accounting policies used to measure the profit and loss of the segment are the same as for those described in the summary of significant accounting policies described in Note 1 of the consolidated financial statements. The CODM is regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

The Company's most significant reported source of income and expense are interest income and interest expense (See Consolidated Statements of Income). The remaining significant segment income and expenses are described in the consolidated statements of income.

Accounting Standard: ASU 2016-13 - Current Expected Credit Losses

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

Accounting Standard: ASU 2022-02 - Troubled Debt Restructurings and Vintage Disclosures

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

ASU 2023-09 - Income Taxes (Topic 720), Improvements to Income Tax Disclosures

The Company adopted ASU 2023-09, “Income Taxes (Topic 720), Improvements to Income Tax Disclosures,” effective January 1, 2025. The standard requires entities to consistently categorize, on a more disaggregated basis between eight specific categories, information about a reporting entity's effective tax rate reconciliation. Additionally, income taxes paid, net of refunds, must be further disaggregated by federal, state and foreign taxes. The Company has elected to apply the amendments prospectively. Prior period disclosures are presented using pre-ASU standards.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

Recently Issued Accounting Standards - Not Yet Adopted

On November 12, 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans,” which amends the guidance in ASC Topic 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (the “gross-up approach”). The ASU's amendments align the accounting for purchased credit loans (“PCL”) with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The standard eliminates the day one credit loss, double count issue in a business combination or asset acquisition for non-PCD assets, and is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company intends to early adopt the standard during 2026.

2.
Investment Securities Available-for-Sale and Held-to-Maturity

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Securities available-for sale represent those securities not classified as equity or held-to-maturity and are reported at fair value with unrealized gains and losses, net of applicable income taxes, reported in other comprehensive income. Securities held-to-maturity represent those securities for which we have the positive intent and ability to hold until maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts.

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

The carrying amount of securities and their approximate fair values as of December 31, 2025 and 2024 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$6,247	$—	$9	$6,238
State and municipal securities	13,078	342	20	13,400
Mortgage-backed securities and collateralized mortgage obligations	220,193	3,818	99	223,912
Corporate bonds	138,102	2,461	921	139,642
	$377,620	$6,621	$1,049	$383,192

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Securities available-for-sale:
U.S. government and agency securities	$17,548	$—	$129	$17,419
State and municipal securities	1,700	3	4	1,699
Mortgage-backed securities and collateralized mortgage obligations	238,440	1,299	1,136	238,603
Corporate bonds	128,409	1,214	3,319	126,304
	$386,097	$2,516	$4,588	$384,025

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

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

The Class A-1 notes are classified as held-to-maturity investments. At December 31, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
Securities held-to-maturity:
Asset-backed securities	$192,008	$—	$2,902	$189,106
	$192,008	$—	$2,902	$189,106

There were no outstanding securities held-to-maturity as of December 31, 2024.

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

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2025, by contractual maturity, are shown below.

	December 31, 2025		December 31, 2025
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	47,747	48,567	192,008	189,106
Due from five to ten years	94,602	95,309	—	—
Over ten years	15,078	15,404	—	—
	157,427	159,280	192,008	189,106
Mortgage-backed securities and collateralized mortgage obligations	220,193	223,912	—	—
	$377,620	$383,192	$192,008	$189,106

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

The following table summarizes securities with unrealized losses at December 31, 2025 and 2024, aggregated by investment category, major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in thousands)	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$9	$6,238	$—	$—	$9	$6,238
State and municipal securities	20	2,419	—	1,000	20	3,419
Mortgage-backed securities and collateralized mortgage obligations	67	26,493	32	3,446	99	29,939
Corporate bonds	505	39,935	416	13,418	921	53,353
	$601	$75,085	$448	$17,864	$1,049	$92,949
Securities held-to-maturity:
Asset-backed securities	$2,902	$189,106	$—	$—	$2,902	$189,106
December 31, 2024
Securities available-for-sale:
U.S. government and agency securities	$79	$13,688	$50	$3,731	$129	$17,419
State and municipal securities	4	995	—	—	4	995
Mortgage-backed securities and collateralized mortgage obligations	1,111	131,177	25	288	1,136	131,465
Corporate bonds	649	47,183	2,670	45,820	3,319	93,003
	$1,843	$193,043	$2,745	$49,839	$4,588	$242,882

There were 39 investments in an unrealized loss position at December 31, 2025, and 73 investments in an unrealized loss position at December 31, 2024. As of December 31, 2025 and 2024, no allowance for credit losses has been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no securities pledged as collateral as of December 31, 2025 and 2024.

The following table summarizes proceeds received from the sale of securities and their related gross gains and losses for the years ended December 31, 2025, 2024, and 2023, respectively:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Securities available-for-sale:
Proceeds from sales	$74,002	$36,004	$13,939
Gross gain	402	476	482
Gross loss	1,012	480	—
Net (loss) gain	$(610)	$(4)	$482

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2025	2024
Real estate loans:
Non-farm non-residential owner occupied	$434,715	$448,134
Non-farm non-residential non-owner occupied	710,401	652,119
Residential	333,419	336,736
Construction, development & other	823,353	871,373
Farmland	26,485	30,915
Commercial & industrial	1,906,616	1,497,408
Consumer	1,576	1,859
Municipal and other	158,186	127,881
	4,394,751	3,966,425
Allowance for credit losses	(43,949)	(40,304)
Loans, net	$4,350,802	$3,926,121

Total loans are presented net of unaccreted discounts and net deferred fees totaling $22.0 million and $16.6 million at December 31, 2025 and 2024, respectively.

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

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due 90 days or more segregated by class of loans were as follows:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Non-accrual	Non-accrual loans with no ACL	Accruing loans past due 90 days or more	Non-accrual	Non-accrual loans with no ACL	Accruing loans past due 90 days or more
Real estate loans:
Non-farm non-residential owner occupied	$1,235	$1,235	$679	$10,433	$9,757	$—
Non-farm non-residential non-owner occupied	99	99	5,503	—	—	—
Residential	387	209	2,023	2,226	2,226	1,169
Construction, development & other	—	—	1,847	400	—	—
Commercial & industrial	8,399	8,120	1,308	13,714	4,644	4
	$10,120	$9,663	$11,360	$26,773	$16,627	$1,173

If non-accrual loans had continued to accrue interest in accordance with their original terms, approximately $929,000, $2.0 million, and $1.1 million of interest income would have been recognized during the years ended December 31, 2025, 2024, and 2023, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

An age analysis of past due loans, segregated by class of loans, were as follows:

(Dollars in thousands)	30-59 days	60-89 days	90 days or more	Total past due	Total current	Total loans
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$5,695	$816	$1,914	$8,425	$426,290	$434,715
Non-farm non-residential non-owner occupied	5,094	497	5,602	11,193	699,208	710,401
Residential	5,512	—	2,410	7,922	325,497	333,419
Construction, development & other	—	603	1,847	2,450	820,903	823,353
Farmland	—	—	—	—	26,485	26,485
Commercial & industrial	3,517	558	9,707	13,782	1,892,834	1,906,616
Consumer	—	—	—	—	1,576	1,576
Municipal and other	60	24	—	84	158,102	158,186
	$19,878	$2,498	$21,480	$43,856	$4,350,895	$4,394,751

(Dollars in thousands)	30-59 days	60-89 days	90 days or more	Total past due	Total current	Total loans
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$513	$—	$10,433	$10,946	$437,188	$448,134
Non-farm non-residential non-owner occupied	—	—	—	—	652,119	652,119
Residential	1,929	404	3,395	5,728	331,008	336,736
Construction, development & other	2,812	—	400	3,212	868,161	871,373
Farmland	—	—	—	—	30,915	30,915
Commercial & industrial	660	383	13,718	14,761	1,482,647	1,497,408
Consumer	—	—	—	—	1,859	1,859
Municipal and other	115	—	—	115	127,766	127,881
	$6,029	$787	$27,946	$34,762	$3,931,663	$3,966,425

Loan Modifications to Borrowers Experiencing Financial Difficulty

Under ASU 2022-02, a loan is considered modified if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

For the year ended December 31, 2025, the table below summarizes loans that were modified for borrowers experiencing financial difficulty. No loans were modified for borrowers experiencing financial difficulty for the year ended December 31, 2024.

	Loan modifications
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Total Class of Financing Receivable	Principal Forgiveness	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
December 31, 2025
Commercial & industrial	1	$2,812	0.1%	$—	14.0%	$—	$—

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of December 31, 2025 and 2024, there were no modified loans in the previous twelve-month periods that were in default.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

The following tables summarize the Company’s internal ratings of its loans at December 31, 2025 and 2024:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$414,506	$6,725	$13,484	$—	$434,715
Non-farm non-residential non-owner occupied	689,381	4,619	16,401	—	710,401
Residential	333,055	—	364	—	333,419
Construction, development & other	819,938	—	3,415	—	823,353
Farmland	25,719	766	—	—	26,485
Commercial & industrial	1,863,861	34,836	7,919	—	1,906,616
Consumer	1,542	34	—	—	1,576
Municipal and other	158,186	—	—	—	158,186
	$4,306,188	$46,980	$41,583	$—	$4,394,751

December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$426,069	$5,097	$16,968	$—	$448,134
Non-farm non-residential non-owner occupied	652,119	—	—	—	652,119
Residential	333,324	495	2,917	—	336,736
Construction, development & other	868,160	2,812	401	—	871,373
Farmland	30,915	—	—	—	30,915
Commercial & industrial	1,467,043	18,147	11,408	810	1,497,408
Consumer	1,859	—	—	—	1,859
Municipal and other	127,881	—	—	—	127,881
	$3,907,370	$26,551	$31,694	$810	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

The following tables summarize the Company's loans by risk grades, loan class and vintage, at December 31, 2025 and 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied
Pass	$100,756	$64,629	$23,658	$64,818	$81,912	$63,195	$15,538	$414,506
Special Mention	4,013	—	—	—	1,284	1,428	—	6,725
Substandard	1,017	—	87	4,103	4,115	4,162	—	13,484
Total Non-farm non-residential owner-occupied	$105,786	$64,629	$23,745	$68,921	$87,311	$68,785	$15,538	$434,715
Non-farm non-residential non-owner occupied
Pass	$220,305	$74,690	$63,540	$153,972	$122,038	$30,599	$24,237	$689,381
Special Mention	—	—	—	1,976	—	2,643	—	4,619
Substandard	9,856	100	—	—	6,161	284	—	16,401
Total Non-farm non-residential non owner-occupied	$230,161	$74,790	$63,540	$155,948	$128,199	$33,526	$24,237	$710,401
Residential
Pass	$65,081	$39,057	$72,387	$74,976	$56,620	$18,219	$6,715	$333,055
Substandard	73	82	—	209	—	—	—	364
Total Residential	$65,154	$39,139	$72,387	$75,185	$56,620	$18,219	$6,715	$333,419
Construction, development & other
Pass	$116,531	$79,226	$73,153	$59,248	$3,624	$3,724	$484,432	$819,938
Substandard	3,415	—	—	—	—	—	—	3,415
Total Construction, development & other	$119,946	$79,226	$73,153	$59,248	$3,624	$3,724	$484,432	$823,353
Farmland
Pass	$2,653	$3,172	$7,206	$6,720	$210	$671	$5,087	$25,719
Special Mention	—	—	—	—	766	—	—	766
Total Farmland	$2,653	$3,172	$7,206	$6,720	$976	$671	$5,087	$26,485
Commercial & industrial
Pass	$391,690	$120,852	$66,291	$64,184	$30,736	$9,585	$1,180,523	$1,863,861
Special Mention	914	870	8,526	252	—	97	24,177	34,836
Substandard	70	1,236	2,951	742	249	387	2,284	7,919
Total Commercial & industrial	$392,674	$122,958	$77,768	$65,178	$30,985	$10,069	$1,206,984	$1,906,616
Consumer
Pass	$804	$102	$354	$177	$10	$95	$—	$1,542
Special Mention	—	—	34	—	—	—	—	34
Total Consumer	$804	$102	$388	$177	$10	$95	$—	$1,576
Municipal and other
Pass	$36,101	$73	$19,347	$3,410	$560	$19	$98,676	$158,186
Total Municipal and other	$36,101	$73	$19,347	$3,410	$560	$19	$98,676	$158,186
Total Loans	$953,279	$384,089	$337,534	$434,787	$308,285	$135,108	$1,841,669	$4,394,751

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied
Pass	$84,206	$33,385	$92,614	$105,816	$55,673	$46,492	$7,883	$426,069
Special Mention	—	—	4,158	—	—	939	—	5,097
Substandard	2,324	2,828	611	4,334	5,243	1,628	—	16,968
Total Non-farm non-residential owner-occupied	$86,530	$36,213	$97,383	$110,150	$60,916	$49,059	$7,883	$448,134
Non-farm non-residential non-owner occupied
Pass	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Total Non-farm non-residential non owner-occupied	$107,604	$107,836	$163,948	$194,058	$20,616	$29,797	$28,260	$652,119
Residential
Pass	$57,119	$86,144	$91,969	$69,532	$16,698	$9,193	$2,669	$333,324
Special Mention	495	—	—	—	—	—	—	495
Substandard	2,144	112	231	—	430	—	—	2,917
Total Residential	$59,758	$86,256	$92,200	$69,532	$17,128	$9,193	$2,669	$336,736
Construction, development & other
Pass	$111,715	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$868,160
Special Mention	2,812	—	—	—	—	—	—	2,812
Substandard	401	—	—	—	—	—	—	401
Total Construction, development & other	$114,928	$137,460	$82,821	$56,821	$755	$3,347	$475,241	$871,373
Farmland
Pass	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Total Farmland	$3,751	$9,644	$10,738	$1,085	$—	$737	$4,960	$30,915
Commercial & industrial
Pass	$193,973	$149,785	$94,726	$63,161	$9,524	$7,453	$948,421	$1,467,043
Special Mention	2,695	—	—	—	—	—	15,452	18,147
Substandard	1,841	2,930	2,456	366	—	1,279	2,536	11,408
Doubtful	—	—	810	—	—	—	—	810
Total Commercial & industrial	$198,509	$152,715	$97,992	$63,527	$9,524	$8,732	$966,409	$1,497,408
Consumer
Pass	$118	$769	$392	$67	$78	$98	$337	$1,859
Total Consumer	$118	$769	$392	$67	$78	$98	$337	$1,859
Municipal and other
Pass	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Municipal and other	$36,547	$23,307	$7,259	$14,797	$1,335	$23	$44,613	$127,881
Total Loans	$607,745	$554,200	$552,733	$510,037	$110,352	$100,986	$1,530,372	$3,966,425

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

The following tables summarize the Company's gross charge-offs by origination year and loan class for the years ended December 31, 2025 and 2024.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
December 31, 2025
Real estate loans:
Commercial & industrial	$—	$(72)	$(43)	$(1,785)	$—	$(385)	$(1,819)	$(4,104)
Municipal and other	—	—	(4)	(30)	—	(10)	—	(44)
Total Charge-Offs	$—	$(72)	$(47)	$(1,815)	$—	$(395)	$(1,819)	$(4,148)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior Years	Cost Basis	Total
December 31, 2024
Real estate loans:
Non-farm non-residential non-owner occupied	$—	$—	$—	$—	$—	$(598)	$—	$(598)
Commercial & industrial	$—	$—	$(923)	$—	$(1,198)	$(1,243)	$(287)	$(3,651)
Municipal and other	—	(12)	(40)	(15)	—	—	—	(67)
Total Charge-Offs	$—	$(12)	$(963)	$(15)	$(1,198)	$(1,841)	$(287)	$(4,316)

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

December 31, 2025 and 2024

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31, 2025
(Dollars in thousands)	Beginning balance	Provision (reversal) for credit losses on loans	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,015	$(678)	$—	$—	$2,337
Non-farm non-residential non-owner occupied	4,460	33	—	350	4,843
Residential	2,014	(6)	—	—	2,008
Construction, development & other	14,728	(7,773)	—	—	6,955
Farmland	187	(71)	—	—	116
Commercial & industrial	15,370	15,210	(4,104)	197	26,673
Consumer	10	(4)	—	—	6
Municipal and other	520	535	(44)	—	1,011
	$40,304	$7,246	$(4,148)	$547	$43,949

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

	For the Year Ended December 31, 2024
(Dollars in thousands)	Beginning balance	Provision (reversal) for credit losses on loans	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$(1,296)	$—	$—	$3,015
Non-farm non-residential non-owner occupied	5,541	(483)	(598)	—	4,460
Residential	2,341	(327)	—	—	2,014
Construction, development & other	5,853	8,875	—	—	14,728
Farmland	244	(57)	—	—	187
Commercial & industrial	17,617	493	(3,651)	911	15,370
Consumer	14	(5)	—	1	10
Municipal and other	1,101	(525)	(67)	11	520
	$37,022	$6,675	$(4,316)	$923	$40,304

	For the Year Ended December 31, 2023
(Dollars in thousands)	Beginning balance	CECL adoption adjustment	Provision (reversal) for credit losses on loans	Charge-offs	Recoveries	Ending balance
Real estate loans:
Non-farm non-residential owner occupied	$3,773	$1,324	$(786)	$—	$—	$4,311
Non-farm non-residential non-owner occupied	5,741	2,610	(2,810)	—	—	5,541
Residential	1,064	996	281	—	—	2,341
Construction, development & other	3,053	1,608	1,192	—	—	5,853
Farmland	82	12	150	—	—	244
Commercial & industrial	16,269	(2,903)	5,449	(1,824)	626	17,617
Consumer	6	4	23	(19)	—	14
Municipal and other	363	349	409	(20)	—	1,101
	$30,351	$4,000	$3,908	$(1,863)	$626	$37,022

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at December 31, 2025, 2024, and 2023.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

The following tables present the amortized cost basis of collateral dependent loans which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$1,235	$—	$—	$1,235
Non-farm non-residential non-owner occupied	99	—	—	99
Residential	387	—	—	387
Commercial & industrial	—	5,893	2,153	8,046
	$1,721	$5,893	$2,153	$9,767

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
December 31, 2024
Real estate loans:
Non-farm non-residential owner occupied	$10,312	$—	$—	$10,312
Non-farm non-residential non-owner occupied	120	—	—	120
Residential	2,226	—	—	2,226
Construction, development & other	401	—	—	401
Commercial & industrial	—	13,045	3,205	16,250
	$13,059	$13,045	$3,205	$29,309

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated	December 31,
(Dollars in thousands)	Useful Life	2025	2024
Building and building improvements	30 - 40 years and 5 - 40 years	$14,353	$13,824
Land		3,894	3,894
Equipment	3 - 5 years	7,571	7,284
Leasehold improvements	3 - 12 years	14,513	13,834
Furniture and fixtures	5 - 10 years	5,979	5,451
Automobiles	5 years	58	—
Construction in process		172	—
		46,540	44,287
Accumulated depreciation		(21,751)	(18,057)
		$24,789	$26,230

Depreciation expense for the years ended December 31, 2025, 2024, and 2023 amounted to $4.1 million, $4.1 million, and $3.5 million, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

	December 31,
(Dollars in thousands)	2025	2024
Transaction accounts:
Noninterest bearing demand accounts	$495,000	$602,082
Interest bearing demand accounts	3,362,601	3,101,147
Savings	21,589	27,843
Total transaction accounts	3,879,190	3,731,072
Time deposits	747,698	579,426
Total deposits	$4,626,888	$4,310,498

The aggregate amount of time deposits in denominations of $250,000 or more totaled $548.9 million and $378.5 million as of December 31, 2025 and 2024, respectively.

Scheduled maturities of time deposits at December 31, 2025 are as follows:

(Dollars in thousands)	Maturities by Year
2026	$717,150
2027	21,396
2028	4,844
2029	1,759
2030	2,545
Thereafter	4
$747,698

At December 31, 2025 and 2024, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $286,000 and $256,000, respectively.

6.
Income Taxes

During the years ended December 31, 2025, 2024, and 2023, the Company recorded income tax provision expense of $16.5 million, $13.7 million, and $8.2 million, reflecting an effective tax rate of 19.9%, 22.3%, and 19.7%, respectively. The effective tax rate for the year ended December 31, 2024, was greater than the statutory tax rate of 21% due to the prospective reclassification of state income tax expense from noninterest expense beginning in April 2024.

Purchased income tax credits are recorded in accordance with ASC Topic 740, “Income Taxes”. During December 2025, the Company purchased $15.0 million in federal income tax credits and recognized a $900,000 purchase price discount as a reduction of income tax expense in the accompanying consolidated statements of income. The tax asset is expected to reduce current income tax obligations and is reported within other assets in the accompanying consolidated balance sheets.

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current income tax expense
Federal	$12,554	$15,814	$11,102
State	609	1,035	—
Deferred income tax expense (benefit)
Federal	3,291	(3,169)	(2,891)
Income tax expense as reported	$16,454	$13,680	$8,211

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

The Company adopted ASU 2023-09, “Income Taxes (Topic 720), Improvements to Income Tax Disclosures,” effective January 1, 2025 and elected to apply the amendments prospectively. The standard requires entities to consistently categorize, on a more disaggregated basis between eight specific categories, information about a reporting entity’s effective tax rate reconciliation.

The following table is a reconciliation of reported income tax expense to the amount computed by the Company's statutory tax rate of 21% to income before income taxes for the year ended December 31, 2025, presented in accordance with ASU 2023-09:

	December 31, 2025
(Dollars in thousands)	Amount	Percent
Pretax income	$82,745
Federal income tax expense computed at statutory rate	17,376	21.0%
State income taxes, net of federal benefit (1)	481	0.6%
Tax credits - purchase program benefit	(15,000)	-18.1%
Purchase price - tax credits	14,100	17.0%
Nontaxable or nondeductible items (2)	(504)	-0.6%
Other adjustments	1	0.0%
Effective tax rate	$16,454	19.9%

(1) State taxes in Florida, Texas, Georgia, and Colorado made up the majority (greater than 50%) of the tax effects in this category.

(2) No specific item exceeds 5% of income tax expense.

The following table is a reconciliation of reported income tax expense to the amount computed by the Company’s statutory income tax rate of 21% to income before income taxes for the years ended December 31, 2024 and 2023, respectively, presented in accordance with the standards in effect prior to the adoption of ASU 2023-09:

	December 31,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Federal income tax expense computed at statutory rate	$12,884	21.0%	$8,738	21.0%
State income taxes, net of federal benefit (1)	818	1.3%	—	0.0%
Nontaxable or nondeductible items:
Share-based compensation	208	0.3%	114	0.3%
Bank-owned life insurance	(521)	-0.8%	(441)	-1.1%
Non-deductible meals, entertainment, and dues	207	0.3%	192	0.5%
Tax-exempt income	(437)	-0.7%	(535)	-1.3%
Section 291 depreciation recapture	179	0.3%	211	0.5%
162 M disallowed compensation	327	0.5%	—	0.0%
Other, net	15	0.1%	(68)	-0.2%
Income tax expense as reported	$13,680	22.3%	$8,211	19.7%

(1) State taxes in Florida, Colorado and Illinois made up the majority (greater than 50%) of the tax effects in this category.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

A summary of deferred taxes is presented below:

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$9,603	$8,766
Accrued expenses	1,031	633
Stock options and restricted stock	257	140
Phantom stock	227	169
Loan purchase mark-to-market	36	55
Deferred loan origination fees	—	3,400
Net unrealized loss on investment securities available-for-sale	—	435
Non-accrual interest	433	1,898
Tax credit purchase carryover	1,913	—
Other	104	890
Total deferred tax assets	13,604	16,386
Deferred tax liabilities:
Premises and equipment	2,221	2,367
Goodwill and core deposit intangibles	136	170
Investments	455	173
Net unrealized gain on investment securities available-for-sale	1,170	—
Unrealized gain on derivatives	1,733	1,634
Prepaid expenses and other	1,439	597
Total deferred tax liabilities	7,154	4,941
Net deferred tax asset	$6,450	$11,445

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

7.
FHLB Advances and Other Borrowings

FHLB Borrowings

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of December 31, 2025 and 2024, total borrowing capacity available under this arrangement was $499.5 million and $623.7 million, respectively. The Company had no FHLB advances outstanding at December 31, 2025 and 2024. Letters of credit with the FHLB in the amount of $592.0 million were issued at December 31, 2025. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from January 2026 through January 2027.

Line of Credit - Senior Debt

The Company has a $55.0 million revolving line of credit facility which was modified effective March 12, 2024, whereby the facility was increased by $5.0 million and the note rate was decreased to The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2026. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $50.0 million facility was due on September 10, 2024, and bore interest at The Wall Street Journal US Prime Rate, as such changes from time to time, plus 0.50%, with a floor rate of 5.00% per annum. At December 31, 2025 and 2024, the outstanding balance was $37.9 million and $30.9 million, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the note. At December 31, 2025 and 2024, the Company had $82.3 million in outstanding principal, and $1.3 million and $1.5 million, respectively, in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

During June 2023, the Federal Reserve Bank approved the Company to begin pledging, on a blanket floating lien status, its commercial and industrial loans under a Borrower-in-Custody arrangement. The arrangement provides the Company with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of December 31, 2025 and 2024, total borrowing capacity under this arrangement was $1.5 billion. The Company had no advances outstanding under these lines as of December 31, 2025 or 2024.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

Federal Funds Lines of Credit

At December 31, 2025 and 2024, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $36.5 million. The Company had no advances outstanding under these lines at December 31, 2025 and 2024.

8.
Stock Options and Warrants

2013 Stock Option Plan

Upon shareholder approval in 2008, the Bank adopted the 2008 Stock Option Plan. In 2013, upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At December 31, 2025, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At December 31, 2025, there were 90,123 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Bank adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At December 31, 2025, there were 13,806 shares remaining available for grant for future awards under the Director Plan.

Stock Options

During the year ended December 31, 2025, the Company granted stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These options vest ratably over 5 years and have a 10 year contractual term. Options granted during the year ended December 31, 2025 were granted with an exercise price ranging from $30.31 to $35.40. Options granted during the year ended December 31, 2024 were granted with an exercise price ranging from $19.38 to $25.67.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted during the year ended December 31, 2025: risk-free interest rate ranging from 4.06% to 4.47%; dividend yield of 0.00%; estimated volatility ranging from 24.25% to 24.82%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2024: risk-free interest rate ranging from 3.75% to 4.64%; dividend yield of 0.00%; estimated volatility ranging from 23.42% to 24.16%; and expected lives of options of 7.5 years. The following assumptions were used for options granted during the year ended December 31, 2023: risk-free interest rate ranging from

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

3.42% to 4.75%; dividend yield of 0.00%; estimated volatility ranging from 17.81% to 22.70%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the years ended December 31, 2025, 2024, and 2023, the Company recognized stock-based compensation expense of approximately $516,000, $544,000, and $472,000, respectively, associated with stock options. As of December 31, 2025, there was approximately $681,000 of unrecognized compensation costs related to non-vested stock options which are expected to be recognized over a weighted average remaining period of 4.99 years. Forfeitures are recognized as they occur.

A summary of stock option activity for years ended December 31, 2025 and 2024 is presented below:

	December 31,
	2025		2024
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	944,255	$18.76	1,126,023	$17.72
Granted during the period	10,000	32.86	40,500	21.14
Forfeited during the period	(31,181)	19.27	(102,137)	15.96
Exercised during the period	(92,574)	17.25	(120,131)	12.23
Outstanding at the end of period	830,500	$19.08	944,255	$18.76
Options exercisable at end of period	651,050	$18.60	623,285	$18.12
Weighted-average grant date fair value of options granted during the period		$12.76		$8.02

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $15.7 million and $12.6 million, respectively, at December 31, 2025. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $14.3 million and $9.9 million, respectively, at December 31, 2024.

The intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was approximately $1.9 million, $2.6 million, and $2,000, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	December 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	320,970	$4.50	447,970	$3.94
Granted during the period	10,000	12.76	40,500	8.02
Vested during the period	(135,620)	3.95	(148,500)	3.68
Forfeited during the period	(15,900)	4.29	(19,000)	2.92
Nonvested at end of period	179,450	$5.33	320,970	$4.50

For the year ended December 31, 2023, the weighted-average grant date fair value of options granted and vested during the period was $5.00 and $2.90, respectively.

Warrants

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share ("Series B Preferred Stock"), or non-voting common stock, par value $1.00 per share ("Non-Voting Common Stock"), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants have an exercise price of $22.50 per share, are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The fair value of the warrants was approximately $380,000 on grant date and is included in

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

additional paid in capital. The weighted average remaining contractual life of these outstanding Preferred Warrants was 3.75 years as of December 31, 2025.

A summary of the Company’s stock warrant activity is presented below:

	December 31,
	2025		2024
	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	175,000	$22.50	175,000	$22.50
Outstanding at end of period	175,000	$22.50	175,000	$22.50
Exercisable at end of period	175,000	$22.50	175,000	$22.50

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

A summary of the activity for non-vested RSAs for the years ended December 31, 2025 and 2024 is presented below:

	December 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	98,240	$19.38	110,224	$17.44
Granted during the period	56,661	34.97	49,300	20.62
Vested during the period	(51,329)	17.00	(61,284)	18.17
Forfeited during the period	(9,275)	24.70	—	—
Nonvested at the end of period	94,297	$20.45	98,240	$19.38

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. The Company recognized stock-based compensation expense associated with RSAs of approximately $1.1 million, $1.2 million, and $1.1 million during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $1.9 million of total unrecognized compensation cost related to non-vested RSAs which is expected to be recognized over a weighted average remaining period of 6.21 years.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of December 31, 2025, the Company's operating lease ROU asset and operating lease liability totaled $17.1 million and $18.1 million, respectively.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

As of December 31, 2025 and 2024, the weighted-average discount rate for the Company's operating leases was 4.75% and 4.73%, respectively, and the weighted-average remaining term of the leases was 6.81 years and 7.78 years, respectively. The Company's lease terms range from less than one year to one hundred forty-four months.

For the years ended December 31, 2025 and 2024, operating lease cash flows (fixed payments) were approximately $3.3 million and $3.1 million respectively.

Lease costs for the years ended December 31, 2025, 2024, and 2023 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating lease cost	$3,320	$3,341	$3,091
Short-term lease cost	21	31	149
Variable lease cost	1,400	1,324	1,190
Total lease cost	$4,741	$4,696	$4,430

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2030 and thereafter is presented below:

(Dollars in thousands)	December 31, 2025
2026	$3,346
2027	3,383
2028	3,151
2029	2,985
2030	2,538
Thereafter	5,758
Total undiscounted lease liability	21,161
Less: Discount on cash flows	(3,031)
Total operating lease liability	$18,130

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(Dollars in thousands)	2025	2024
Commitments to extend credit	$1,689,540	$1,568,824
Standby letters of credit	96,963	13,966
Total	$1,786,503	$1,582,790

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

December 31, 2025 and 2024

risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral and the nature of such collateral is essentially the same as that involved in making commitments to extend credit.

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above, less those obligations which the Company has the unconditional right to cancel. No allowance is recognized if the issuer has an unconditional right to cancel the obligation. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for credit losses related to off-balance sheet exposures is recorded in other liabilities on the consolidated balance sheets.

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the years ended December 31, 2025, 2024, and 2023:

	December 31,
(Dollars in thousands)	2025	2024	2023
Balance at beginning of period	$1,438	$2,412	$—
Provision for (reversal of) credit losses on off-balance sheet commitments	342	(974)	2,412
Total allowance for credit losses - off balance sheet commitments	$1,780	$1,438	$2,412

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

December 31, 2025 and 2024

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

Investment Securities Held-to-Maturity. Investment securities classified as held-to-maturity are reported at cost, adjusted for amortization of premiums and discounts. Fair value estimates are determined using Level 3 inputs.

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

There were no transfers between levels during the year ended December 31, 2025 or 2024.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2025 and 2024:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$—	$6,238	$—	$6,238
State and municipal securities	—	13,400	—	13,400
Mortgage-backed securities and collateralized mortgage obligations	—	223,912	—	223,912
Corporate bonds	—	139,642	—	139,642
Total investment securities available-for-sale	$—	$383,192	$—	$383,192
Derivative assets:
Pass-through interest rate swaps	$—	$2,501	$—	$2,501
Risk participation agreements	—	7	—	7
Pay-fixed interest rate swaps	—	36	—	36
Total derivative assets	$—	$2,544	$—	$2,544
Derivative liabilities:
Interest rate swaps	—	2,501	—	2,501
Risk participation agreements	—	—	—	—
Pay-fixed interest rate swaps	—	641	—	641
Total derivative liabilities	$—	$3,142	$—	$3,142

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2024
Securities available-for-sale:
U.S. government and agency securities	$—	$17,419	$—	$17,419
State and municipal securities	$—	$1,699	$—	$1,699
Mortgage-backed securities and collateralized mortgage obligations	—	238,603	—	238,603
Corporate bonds	—	126,304	—	126,304
Total investment securities available-for-sale	$—	$384,025	$—	$384,025
Derivative assets:
Pass-through interest rate swaps	$—	$6,267	$—	$6,267
Risk participation agreements	—	8	—	8
Pay-fixed interest rate swaps	—	204	—	204
Total derivative assets	$—	$6,479	$—	$6,479
Derivative liabilities:
Cash flow hedges	$—	$2,161	$—	$2,161
Interest rate swaps	—	6,267	—	6,267
Risk participation agreements	—	1	—	1
Pay-fixed interest rate swaps	—	231	—	231
Total derivative liabilities	$—	$8,660	$—	$8,660

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2025 and 2024:

Collateral Dependent Loans Evaluated Individually for Expected Credit Losses. At December 31, 2025, collateral dependent loans with a specific valuation allowance had carrying values of $458,000 and specific valuation allowances totaling $78,000 resulting in a net fair value of $380,000 based on Level 3 inputs. At December 31, 2024, collateral dependent loans with a specific valuation allowance had carrying values of $12.7 million and specific valuation allowances totaling $1.7 million resulting in a net fair value of $11.0 million based on Level 3 inputs.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

The following table presents the activity for other real estate owned assets that were remeasured and recorded at fair value at December 31, 2025 and 2024:

	December 31,
(Dollars in thousands)	2025	2024
Balance at beginning of period, net of valuation allowance	$862	$—
Loans transferred to other real estate owned	7,962	940
Sales of other real estate owned	(655)	—
Less: charge-offs recognized in the allowance for credit losses	—	21
Less: (write-up) write-down included in other noninterest expense	(219)	57
Fair value of foreclosed assets remeasured at initial recognition	$8,388	$862

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

December 31, 2025 and 2024

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Level 2 inputs
Cash and cash equivalents	$181,229	$181,229	$421,202	$421,202
Interest-bearing time deposits in other banks	267	267	356	356
Securities available-for-sale	383,192	383,192	384,025	384,025
Non-marketable securities	16,424	16,424	15,980	15,980
Accrued interest receivable	29,236	29,236	25,820	25,820
Bank-owned life insurance	76,357	76,357	68,341	68,341
Derivative assets	2,544	2,544	6,479	6,479
	$689,249	$689,249	$922,203	$922,203
Level 3 inputs
Securities held-to-maturity	$192,008	$189,106	$—	$—
Loans, net	4,350,802	4,364,752	3,926,121	3,891,032
	$4,542,810	$4,553,858	$3,926,121	$3,891,032
Financial liabilities
Level 2 inputs
Deposits	$4,626,888	$4,489,704	$4,310,498	$4,135,929
Accrued interest payable	5,957	5,957	6,281	6,281
Note payable and line of credit	118,840	115,665	111,634	105,227
Derivative liabilities	3,142	3,142	8,660	8,660
	$4,754,827	$4,614,468	$4,437,073	$4,256,097

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

At December 31, 2025 and 2024, the Company had federal funds sold aggregating approximately $6.0 million and $50.0 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $43.4 million and $270.9 million, respectively, at December 31, 2025 and 2024. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

At December 31, 2025 and 2024, the Company had $281.3 million and $392.1 million, respectively, in outstanding notional derivative balances with a financial institution counterparty. The derivative positions represent credit risk.

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

December 31, 2025 and 2024

the plan merger was 149,461 shares. Under the Merged Plan, discretionary contributions made by the Company will be invested at the direction of the plan participant, in accordance with participant plan elections.

For the years ended December 31, 2025, 2024, and 2023, Company contributions to the Merged Plan were approximately $1.7 million, $1.5 million, and $1.5 million, respectively. Administrative expenses related to the Merged Plan for the same twelve month periods totaled approximately $93,000, $74,000, and $53,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

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

The Phantom Stock Plan is an unfunded plan whereby benefits are paid by the Company from its general assets, and participants have the rights of a general, unsecured creditor against the Company for any payments due hereunder. If a participant ceases, for any reason other than death or disability, to be a service provider, then the participant forfeits all rights to his or her outstanding PSUs. If the participant ceases to be a service provider due to the participant’s death or disability, then all unvested PSUs become fully vested on the date the participant ceases to be a service provider. For the years ended December 31, 2025, 2024, and 2023, the Company had expensed $872,000, $702,000, and $378,000, respectively, in deferred compensation related to the Phantom Stock Plan. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant stockholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At December 31, 2025 and 2024, the aggregate amount of loans to related parties was approximately $9.3 million and $1.5 million, respectively. During the year ended December 31, 2025, loan originations to related parties totaled $9.3 million and repayments from related party loans totaled $1.5 million. Related party unfunded commitments at December 31, 2025 and 2024, were $2.2 million and $430,000, respectively. Deposits received from related parties at December 31, 2025 and 2024, totaled approximately $21.5 million and $18.9 million, respectively.

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

Share Repurchase Program

On June 17, 2025, the Company's Board of Directors authorized a new share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30 million of its common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. As of December 31, 2025, no shares were repurchased under the Repurchase Program.

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

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital, and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025 and 2024, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2025 and 2024. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since December 31, 2025, that management believes have changed the Bank’s category.

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of December 31, 2025
Total capital (to risk weighted assets)	$628,120	12.48%	≥	$528,317	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$501,426	9.97%	≥	$427,686	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$501,426	9.65%	≥	$207,886	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$435,266	8.65%	≥	$352,212	≥	7.00%		N/A		N/A
As of December 31, 2024
Total capital (to risk weighted assets)	$559,871	12.68%	≥	$463,735	≥	10.50%		N/A		N/A
Tier I capital (to risk weighted assets)	$437,369	9.90%	≥	$375,405	≥	8.50%		N/A		N/A
Tier I capital (to average assets)	$437,369	9.12%	≥	$191,793	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$371,209	8.41%	≥	$309,157	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of December 31, 2025
Total capital (to risk weighted assets)	$660,607	13.14%	≥	$527,767	≥	10.50%	≥	$502,636	≥	10.00%
Tier 1 capital (to risk weighted assets)	$614,878	12.23%	≥	$427,240	≥	8.50%	≥	$402,108	≥	8.00%
Tier 1 capital (to average assets)	$614,878	11.84%	≥	$207,672	≥	4.00%	≥	$259,591	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$614,878	12.23%	≥	$351,845	≥	7.00%	≥	$326,713	≥	6.50%
As of December 31, 2024
Total capital (to risk weighted assets)	$586,569	13.29%	≥	$463,262	≥	10.50%	≥	$441,202	≥	10.00%
Tier 1 capital (to risk weighted assets)	$544,826	12.35%	≥	$375,021	≥	8.50%	≥	$352,961	≥	8.00%
Tier 1 capital (to average assets)	$544,826	11.37%	≥	$191,606	≥	4.00%	≥	$239,507	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$544,826	12.35%	≥	$308,841	≥	7.00%	≥	$286,781	≥	6.50%

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

December 31, 2025 and 2024

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2025	2024	2023
Net income	$66,291	$47,671	$33,401
Less: dividends declared, Preferred Series A stock	4,750	4,749	4,736
Net income available to common shareholders	$61,541	$42,922	$28,665
Weighted-average shares outstanding for basic earnings per common share	13,841,230	13,656,859	13,583,553
Dilutive effect of stock compensation and other dilutive securities	551,533	392,542	209,894
Dilutive effect of Preferred Series A stock	3,084,444	3,084,444	3,084,444
Weighted-average shares outstanding for diluted earnings per common share	17,477,207	17,133,845	16,877,891
Basic earnings per share	$4.45	$3.14	$2.11
Diluted earnings per share	$3.79	$2.78	$1.98

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

For the years ended December 31, 2025, 2024, and 2023, approximately $3.2 million, $3.0 million, and $1.7 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At December 31, 2025, the Company expected $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense during 2026.

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

December 31, 2025 and 2024

institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At December 31, 2025, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2025, the Company's derivative assets and liabilities each totaled $2.5 million and $3.1 million, respectively.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2025 and 2024.

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2025
Fair value hedges:
Risk participation agreements purchased	$4,759	$7	$—	—	7.48%	2.8
Risk participation agreements sold	131,730	—	—	—	4.24%	2.0
Commercial loan one-way interest rate swaps	101,808	36	641	6.74%	—	2.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	179,444	1,383	1,118	—	6.42%	2.6
Financial institution counterparty	179,444	1,118	1,383	6.42%	—	2.6
Total fair value hedges	597,185	2,544	3,142
Total derivatives	$597,185	$2,544	$3,142

December 31, 2024
Cash flow hedges:
Pay-fixed interest rate swap	$100,000	$—	$2,161	USD Fed Funds-H.15	3.73%	10.3
Total cash flow hedges	100,000	—	2,161
Fair value hedges:
Risk participation agreements purchased	$120,007	$8	$—	—	5.93%	1.7
Risk participation agreements sold	102,428	—	1	—	4.65%	2.7
Commercial loan one-way interest rate swaps	58,744	204	231	7.04%	—	2.6
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	233,348	652	5,615	—	6.04%	2.7
Financial institution counterparty	233,348	5,615	652	6.04%	—	2.7
Total fair value hedges	747,875	6,479	6,499
Total derivatives	$847,875	$6,479	$8,660

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangibles, Net

Goodwill and other intangible assets were $18.7 million and $18.8 million as of December 31, 2025 and 2024, respectively.

Amortization expense of the core deposit intangible (“CDI”) was approximately $162,000 for each of the years ended December 31, 2025, 2024, and 2023. The remaining weighted average life is 4 years at December 31, 2025.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

Scheduled amortization of CDI at December 31, 2025 are as follows:

(Dollars in thousands)	CDI Amortization
2026	$162
2027	162
2028	162
2029	160
$646

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

Condensed Balance Sheets of the Company (Parent company only) for the periods presented are as follows:

(Dollars in thousands)	December 31,
ASSETS	2025	2024
Cash and cash equivalents	$2,598	$2,171
Investment in subsidiary	644,479	568,177
Other assets	5,260	4,507
Total assets	$652,337	$574,855
LIABILITIES AND SHAREHOLDERS' EQUITY
Other borrowings	$118,840	$111,634
Other liabilities	2,470	2,502
Total liabilities	121,310	114,136
Shareholders' equity:
Series A Convertible Non-Cumulative Preferred Stock	69	69
Series B Convertible Perpetual Preferred Stock	—	—
Common stock	13,970	13,848
Common stock - non-voting	—	—
Additional paid-in capital	323,929	321,696
Retained earnings	183,238	121,697
Accumulated other comprehensive income	10,920	4,508
Treasury stock: at cost	(1,099)	(1,099)
Total shareholders' equity	531,027	460,719
Total liabilities & shareholders' equity	$652,337	$574,855

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

Condensed Statements of Income and Comprehensive Income of the Company (Parent company only) for the periods are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Interest income:
Dividends from subsidiary	$5,000	$20,000	$—
Total interest income	5,000	20,000	—
Interest expense:
Interest on notes payable	6,987	7,617	7,657
Total interest expense	6,987	7,617	7,657
Net interest (expense) income	(1,987)	12,383	(7,657)
Noninterest expense:
Legal and professional	1,042	699	760
Other	861	794	836
Total noninterest expense	1,903	1,493	1,596
Net (loss) income before income tax expense and equity in undistributed earnings of subsidiaries	(3,890)	10,890	(9,253)
Income tax benefit	1,867	1,963	1,943
Net (loss) income before equity in undistributed earnings of subsidiaries	(2,023)	12,853	(7,310)
Equity in undistributed earnings of subsidiaries	68,314	34,818	40,711
Net income	$66,291	$47,671	$33,401
Comprehensive income	$72,703	$51,246	$36,437

Condensed Statements of Cash Flows of the Company (Parent company only) for the periods presented are as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$66,291	$47,671	$33,401
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(68,314)	(34,818)	(40,711)
Amortization of subordinated debt origination costs	206	206	205
Net change in other assets	(753)	2,481	(3,193)
Net change in other liabilities	(32)	(101)	125
Net cash (used in) from operating activities	(2,602)	15,439	(10,173)
Cash flows from investing activities:
Capital investment in subsidiary	—	(3,000)	—
Net cash used in investing activities	—	(3,000)	—
Cash flows from financing activities:
Proceeds from (repayment of) line of credit - senior debt	7,000	(8,000)	8,000
Registration costs for securities issued in private placement	—	(65)	—
Dividends paid on Series A preferred stock	(4,750)	(4,749)	(4,736)
Proceeds from stock warrants exercised	—	—	47
Proceeds from stock options exercised	779	656	—
Net cash provided by (used in) financing activities	3,029	(12,158)	3,311
Change in cash and cash equivalents	427	281	(6,862)
Cash and cash equivalents at beginning of period	2,171	1,890	8,752
Cash and cash equivalents at end of period	$2,598	$2,171	$1,890

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to consolidated Financial Statements

December 31, 2025 and 2024

21.
Subsequent Events - Completion of Business Combination

On February 1, 2026, Third Coast Bancshares, Inc. (the “Company”), a Texas corporation and the parent company of Third Coast Bank, a Texas banking association, completed its merger with Keystone Bancshares, Inc. (“Keystone”), a Texas corporation and the parent company of Keystone Bank, SSB (“Keystone Bank”), a Texas state savings bank, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of October 22, 2025, by and among the Company, Arch Merger Sub, Inc. (“Merger Sub”), a Texas corporation and a wholly owned subsidiary of the Company, and Keystone (the “Merger Agreement”).

Pursuant to the Merger Agreement, on February 1, 2026, Merger Sub merged with and into Keystone (the “Merger”), with Keystone surviving as a wholly owned subsidiary of the Company. Immediately following the Merger, Keystone merged with and into the Company, with the Company surviving the merger (the “Second Step Merger”). Immediately following the Second Step Merger, Keystone Bank merged with and into Third Coast Bank, with Third Coast Bank surviving the merger.

At the effective time of the Merger, each outstanding share of Keystone common stock was converted into the right to receive the following: (a) for each share of Keystone common stock with respect to which such holder made a cash election in accordance with the terms of the Merger Agreement, (i) approximately $12.60 in cash and (ii) 0.13540 shares of common stock, par value $1.00 per share, of the Company; and (b) for each share of Keystone common stock that was not a cash election share, 0.45925 shares (the “exchange ratio”) of Company common stock. No fractional shares of Company common stock were issued in connection with the Merger. Holders of Keystone common stock who would otherwise have been entitled to a fraction of a share of Company common stock upon the completion of the Merger instead received, for the fraction of a share, an amount in cash determined by multiplying the fractional share by $38.90.

At the effective time of the Merger, outstanding Keystone equity awards were treated as follows:

Keystone Options: Each outstanding and unexercised option, whether vested or unvested, was converted into an option to purchase Company common stock, with the number of shares of Third Coast common stock subject to each such converted stock option and the exercise price of each such converted stock option adjusted based on the exchange ratio pursuant to the Merger Agreement.

Keystone Restricted Stock Units and Restricted Stock: Outstanding restricted stock units became fully vested and were converted into the right to receive 0.45925 shares of Third Coast common stock for each share of Keystone common stock earned upon such vesting pursuant to the terms of such restricted stock units. Outstanding restricted stock awards became fully vested and were converted into the right to receive 0.45925 shares of Company common stock for each share of Keystone common stock subject to such restricted stock awards.

The total aggregate consideration payable in the Merger was approximately 2.6 million shares of Company common stock and $20 million in cash. The issuance of shares of Company common stock in connection with the Merger was registered under the Securities Act of 1933, pursuant to a registration statement filed by the Company with the SEC which was declared effective on December 19, 2025.

The Merger expanded the Company's presence in Texas by adding two branches in the Austin market, one branch in Ballinger, Texas, and one loan production office in Bastrop, Texas. As of the effective time of the Merger, the combined Company had 22 branches with approximately $6.0 billion in assets, prior to any purchase accounting adjustments.

The Company will account for the Keystone acquisition as a business combination under the acquisition method of accounting and will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company has not yet completed the purchase accounting due to the timing of the Merger, and it continues to evaluate the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the fair value of the assets and liabilities acquired, including goodwill and other intangible assets, is not yet available.