Form 10-Q
period 2026-03-31
Third Coast Bancshares, Inc.
filed 2026-05-05
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 16,592,071 shares of common stock, par value $1.00 per share, outstanding.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 4, 2026. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$425,174	$175,202
Federal funds sold	6,133	6,027
Total cash and cash equivalents	431,307	181,229
Interest bearing time deposits in other banks	270	267
Investment securities available-for-sale	435,846	383,192
Investment securities held-to-maturity	191,980	192,008
Loans, net of allowance for credit losses of $51,455 and $43,949 at March 31, 2026 and December 31, 2025, respectively	5,200,003	4,350,802
Accrued interest receivable	31,385	29,236
Premises and equipment, net	40,558	24,789
Other real estate owned	8,388	8,388
Bank-owned life insurance	77,107	76,357
Non-marketable equity securities, at cost	21,759	16,424
Deferred tax asset, net	7,493	6,450
Derivative assets	2,350	2,544
Right-of-use asset - operating leases	17,615	17,066
Core deposit intangibles, net	8,516	646
Goodwill	46,367	18,034
Other assets	61,129	33,327
Total assets	$6,582,073	$5,340,759
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$577,217	$495,000
Interest bearing	5,137,860	4,131,888
Total deposits	5,715,077	4,626,888
Accrued interest payable	7,205	5,957
Derivative liabilities	3,517	3,142
Lease liability - operating leases	18,676	18,130
Other liabilities	48,177	36,775
Line of credit - Senior Debt	57,875	37,875
Note payable - Subordinated Debentures, net	81,016	80,965
Total liabilities	5,931,543	4,809,732
Commitments and contingent liabilities - See Notes 10 and 19
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at March 31, 2026 and December 31, 2025	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 16,640,730 and 13,969,517 issued; and 16,562,268 and 13,891,055 outstanding at March 31, 2026 and December 31, 2025, respectively	16,641	13,970
Common stock - non-voting, $1 par value; 3,500,000 shares authorized	—	—
Additional paid-in capital	428,815	323,929
Retained earnings	198,435	183,238
Accumulated other comprehensive income	7,669	10,920
Treasury stock: at cost; 78,462 shares at March 31, 2026 and December 31, 2025	(1,099)	(1,099)
Total shareholders' equity	650,530	531,027
Total liabilities and shareholders' equity	$6,582,073	$5,340,759

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2026	2025
Interest income:
Loans, including fees	$85,893	$73,087
Investment securities available-for-sale	6,107	5,693
Investment securities held-to-maturity	2,398	—
Federal funds sold and other	2,988	1,986
Total interest income	97,386	80,766
Interest expense:
Deposit accounts	41,484	36,226
FHLB advances and other borrowings	2,257	1,743
Total interest expense	43,741	37,969
Net interest income	53,645	42,797
Provision for credit losses	580	450
Net interest income after provision for credit losses	53,065	42,347
Noninterest income:
Service charges and fees	3,175	2,277
Earnings on bank-owned life insurance	750	677
Loss on sale of investment securities available-for-sale	(11)	(228)
Gain on sales of SBA loans	—	30
Other	119	351
Total noninterest income	4,033	3,107
Noninterest expense:
Salaries and employee benefits	24,808	18,341
Occupancy and equipment expense	3,349	2,834
Legal and professional	3,221	1,431
Data processing and network expense	1,414	1,120
Regulatory assessments	1,210	1,306
Advertising and marketing	639	409
Software purchases and maintenance	1,419	1,259
Loan operations and other real estate owned expense	537	269
Telephone and communications	144	175
Other	1,362	964
Total noninterest expense	38,103	28,108
Net income before income tax expense	18,995	17,346
Income tax expense	2,627	3,757
Net income	16,368	13,589
Preferred stock dividends declared	1,171	1,171
Net income available to common shareholders	$15,197	$12,418
Earnings per common share:
Basic earnings per share	$1.03	$0.90
Diluted earnings per share	$0.88	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$16,368	$13,589
Other comprehensive income:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period	(2,242)	5,298
Reclassification for net losses realized through the sale of securities	11	228
Tax effect	469	(1,160)
Other comprehensive (loss) income on securities, net of tax	(1,762)	4,366
Unrealized (loss) gain on derivatives:
Unrealized holding (loss) gain arising during the period	(1,121)	2,161
Gain on termination of derivative instruments	—	456
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(764)	(760)
Tax effect	396	(390)
Other comprehensive (loss) income on derivatives, net of tax	(1,489)	1,467
Total other comprehensive (loss) income	(3,251)	5,833
Total comprehensive income	$13,117	$19,422

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2024	$69	$—	$13,848	$—	$321,696	$121,697	$4,508	$(1,099)	$460,719
Net income	—	—	—	—	—	13,589	—	—	13,589
Share-based compensation	—	—	—	—	332	—	—	—	332
Stock options exercised	—	—	38	—	473	—	—	—	511
Restricted stock grants	—	—	23	—	(23)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(5)	—	(22)	—	—	—	(27)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,833	—	5,833
Preferred dividends declared - Series A, $16.88 per share	—	—	—	—	—	(1,171)	—	—	(1,171)
Balance, March 31, 2025	$69	$—	$13,904	$—	$322,456	$134,115	$10,341	$(1,099)	$479,786

Balance, December 31, 2025	$69	$—	$13,970	$—	$323,929	$183,238	$10,920	$(1,099)	$531,027
Net income	—	—	—	—	—	16,368	—	—	16,368
Share-based compensation	—	—	—	—	425	—	—	—	425
Stock options exercised	—	—	23	—	342	—	—	—	365
Restricted stock grants	—	—	79	—	(79)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(4)	—	(145)	—	—	—	(149)
Common stock issued upon acquisition of Keystone Bancshares, Inc.	—	—	2,561	—	101,301	—	—	—	103,862
Stock options issued upon conversion of equity awards acquired from Keystone Bancshares, Inc.	—	—	—	—	2,286	—	—	—	2,286
Restricted stock grants issued upon conversion of equity awards acquired from Keystone Bancshares, Inc.	—	—	12	—	469	—	—	—	481
Capital adjustment related to transfer of assets acquired from Keystone Bancshares, Inc.	—	—	—	—	287	—	—	—	287
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,251)	—	(3,251)
Preferred dividends declared - Series A, $16.88 per share	—	—	—	—	—	(1,171)	—	—	(1,171)
Balance, March 31, 2026	$69	$—	$16,641	$—	$428,815	$198,435	$7,669	$(1,099)	$650,530

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$16,368	$13,589
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	580	450
Changes in deferred tax, net	(179)	718
Share-based compensation	425	332
Loss on sale of investment securities available-for-sale	11	228
Gain on sale of SBA loans	—	(30)
Write-up of other real estate owned	—	(306)
Loss on disposal of fixed assets	—	8
Accretion of premium on securities, net	(527)	(154)
Accretion of gain on terminated cash flow hedges	(764)	(759)
Accretion of loan fees	(3,063)	(2,424)
Amortization of subordinated debt origination costs	51	51
Depreciation and amortization	1,577	1,199
Earnings on bank-owned life insurance	(750)	(677)
Net change in operating leases	(3)	18
Net change in derivative assets and liabilities	(553)	455
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(16,322)	(5,137)
Accrued interest payable and other liabilities	(35,551)	2,914
Net cash (used in) provided by operating activities	(38,700)	10,475
Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	(3)	(3)
Net purchase of non-marketable equity securities	(97)	(14)
Investment securities available-for-sale activity:
Purchases	(58,323)	(31,680)
Sales	41,897	13,638
Maturities, calls and principal paydowns	33,896	10,076
Proceeds from termination of derivative instruments	—	456
Net originations on loans held for investment	(41,634)	(26,713)
Net additions to bank premises and equipment	(14,125)	(490)
Proceeds from sales of foreclosed assets	—	90
Purchase of bank-owned life insurance	—	(5,000)
Net cash acquired from acquisition of Keystone Bancshares, Inc.	64,125	—
Net cash provided by (used in) investing activities	25,736	(39,640)
Cash flows from financing activities:
Net increase (decrease) in deposits	244,023	(61,955)
Net advance from line of credit - senior debt	20,000	—
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(149)	(27)
Proceeds from stock options exercised	365	511
Dividends paid on Series A preferred stock	(1,197)	(1,197)
Net cash provided by (used in) financing activities	263,042	(62,668)
Change in cash and cash equivalents	250,078	(91,833)
Cash and cash equivalents at beginning of period	181,229	421,202
Cash and cash equivalents at end of period	$431,307	$329,369

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$42,493	$37,206
Cash paid for federal income taxes and purchased tax credits	$15,707	$273
Net cash (refunds) payments for state income taxes	$(44)	$273
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$—	$7,674
Right of use lease assets obtained in exchange for operating lease liabilities	$1,185	$106
Common stock issued for acquisition of Keystone Bancshares, Inc.	$103,862	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, a Texas banking association (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company,” “we,” “us” or “our”), provide general consumer and commercial banking services through 21 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Ballinger, Bee Cave, Humble, Kingwood, The Woodlands, Houston-Memorial City, Beaumont, Port Arthur-Mid County, Houston-Galleria, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon, Austin, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, reporting practices prescribed by the banking industry, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's annual consolidated financial statements for the years ended December 31, 2025 and 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2026. The December 31, 2025 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2025.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the full year ending December 31, 2026. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

On February 1, 2026, the Company acquired Keystone Bancshares, Inc. and its wholly-owned subsidiary, Keystone Bank, SSB. The Company merged Keystone Bancshares, Inc. with and into Bancshares and Keystone Bank, SSB with and into the Bank (see Note 20 - Business Combinations).

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

March 31, 2026 and December 31, 2025

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

March 31, 2026 and December 31, 2025

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

Certain Acquired Loans

Acquired loans purchased from third parties are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchased credit deteriorated (“PCD”) loans (i.e., loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased seasoned loans (“PSL”).

Acquired performing loans are accounted for under Financial Accounting Standards Board (“FASB”) ASC Topic 310-20. Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

An ACL is calculated using a methodology similar to that described for originated loans. Acquired performing loans are subsequently evaluated for any required allowance at each reporting date. Such required allowance for each loan is compared to the remaining fair value discount for that loan. If greater, the excess is recognized as an addition to the allowance through a provision for credit losses. If

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for the loan.

PCD loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables -- Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan meeting the criteria above and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted. These credit discounts (“nonaccretable marks”) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for credit losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCD loans, increases in cash flows over those expected at the acquisition date result in move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for credit losses.

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At March 31, 2026 and December 31, 2025, the Company was servicing loans previously sold of approximately $22.5 million and $13.4 million, respectively. The related servicing assets receivable were not material to the consolidated financial statements at March 31, 2026 and December 31, 2025.

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

March 31, 2026 and December 31, 2025

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

Non-Marketable and Marketable Equity Securities

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

In connection with the acquisition of Keystone Bank on February 1, 2026, the Company acquired marketable equity securities which represent investments in Community Capital CRA stock and Farmer Mac stock. The securities are carried at fair value, with the unrealized holding gains and losses reported as a component of noninterest income.

Goodwill and Core Deposit Intangibles

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Goodwill is not amortized and is evaluated for impairment at least annually and on an interim basis if an event triggering impairment may have occurred.

Core deposit intangibles are acquired customer relationships arising from bank acquisitions and are amortized on an accelerated method using the sum-of-the-years’ digits. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable from future undiscounted cash flows.

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

March 31, 2026 and December 31, 2025

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

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Adjustments identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. Acquisition-related costs are expensed as incurred (see Note 20 – Business Combinations).

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $639,000 and $409,000 for the three months ended March 31, 2026 and 2025, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

March 31, 2026 and December 31, 2025

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

The Company’s most significant reported source of income and expense are interest income and interest expense (see the accompanying consolidated statements of income). The remaining significant segment income and expenses are described in the consolidated statements of income.

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

ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326), Purchased Loans

On January 1, 2026, the Company adopted ASU 2025-08, “Financial Instruments -- Credit Losses (Topic 326): Purchased Loans,” which amends the guidance in ASC Topic 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for purchased seasoned loans (“PSL”) with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The standard eliminates the day one credit loss, double count issue in a business combination or asset acquisition for non-PCD assets.

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

March 31, 2026 and December 31, 2025

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

The carrying amount of securities available-for-sale and their approximate fair values as of March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
Securities available-for-sale:
U.S government and agency securities	$5,614	$—	$4	$5,610
State and municipal securities	15,465	260	124	15,601
Mortgage-backed securities and collateralized mortgage obligations	259,739	2,562	527	261,774
Corporate bonds	141,727	2,282	1,108	142,901
Asset-backed securities	9,960	—	—	9,960
	$432,505	$5,104	$1,763	$435,846

December 31, 2025
Securities Available-for-sale:
U.S. government and agency securities	$6,247	$—	$9	$6,238
State and municipal securities	13,078	342	20	13,400
Mortgage-backed securities and collateralized mortgage obligations	220,193	3,818	99	223,912
Corporate bonds	138,102	2,461	921	139,642
	$377,620	$6,621	$1,049	$383,192

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

The Class A-1 Notes are classified as held-to-maturity investments. At March 31, 2026 and December 31, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
Securities held-to-maturity:
Asset-backed securities	$191,980	$—	$1,437	$190,543
	$191,980	$—	$1,437	$190,543
December 31, 2025
Securities held-to-maturity:
Asset-backed securities	$192,008	$—	$2,902	$189,106
	$192,008	$—	$2,902	$189,106

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

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2026, by contractual maturity, are shown below.

	March 31, 2026
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Carrying Value	Estimated Fair Value
Due from one year to five years	$47,077	$47,480	$191,980	$190,543
Due from five to ten years	111,224	111,983	—	—
Over ten years	14,465	14,609	—	—
	172,766	174,072	191,980	190,543
Mortgage-backed securities and collateralized mortgage obligations	259,739	261,774	—	—
	$432,505	$435,846	$191,980	$190,543

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

The following table summarizes securities available-for-sale with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in thousands)	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
March 31, 2026
Securities available-for-sale:
U.S. government and agency securities	$4	$5,610	$—	$—	$4	$5,610
State and municipal securities	124	7,847	—	—	124	7,847
Mortgage-backed securities and collateralized mortgage obligations	509	72,944	18	3,167	527	76,111
Corporate bonds	729	46,953	379	10,430	1,108	57,383
	$1,366	$133,354	$397	$13,597	$1,763	$146,951
Securities held-to-maturity:
Asset-backed securities	$1,437	$190,543	$—	$—	$1,437	$190,543
December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$9	$6,238	$—	$—	$9	$6,238
State and municipal securities	20	2,419	—	1,000	20	3,419
Mortgage-backed securities and collateralized mortgage obligations	67	26,493	32	3,446	99	29,939
Corporate bonds	505	39,935	416	13,418	921	53,353
	$601	$75,085	$448	$17,864	$1,049	$92,949
Securities held-to-maturity:
Asset-backed securities	$2,902	$189,106	$—	$—	$2,902	$189,106

There were 71 investments in an unrealized loss position at March 31, 2026, and 39 investments in an unrealized loss position at December 31, 2025. As of March 31, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale or held-to-maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The Company pledges investment securities as collateral for some of its public fund depositors. As of March 31, 2026, the Company had $20.5 million in pledged securities. There were no pledged securities as of December 31, 2025.

The following table summarizes proceeds received from the sale of securities available-for-sale and their related gross gains and losses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Securities available-for-sale:
Proceeds from sales	$41,897	$13,638
Gross gain	8	—
Gross loss	19	228
Net loss	$(11)	$(228)

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$572,037	$434,715
Non-farm non-residential non-owner occupied	929,598	710,401
Residential	543,804	333,419
Construction, development & other	894,767	823,353
Farmland	32,379	26,485
Commercial & industrial	2,182,864	1,906,616
Consumer	2,265	1,576
Municipal and other	93,744	158,186
	5,251,458	4,394,751
Allowance for credit losses	(51,455)	(43,949)
Loans, net	$5,200,003	$4,350,802

Total loans are presented net of unaccreted discounts and net deferred fees totaling $23.5 million and $22.0 million at March 31, 2026 and December 31, 2025, respectively.

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

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due 90 days or more segregated by class of loans were as follows:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Non-accrual	Non-accrual loans with no ACL	Accruing loans past due 90 days or more	Non-accrual	Non-accrual loans with no ACL	Accruing loans past due 90 days or more
Real estate loans:
Non-farm non-residential owner occupied	$618	$618	$2,539	$1,235	$1,235	$679
Non-farm non-residential non-owner occupied	17,140	17,140	915	99	99	5,503
Residential	374	203	2,760	387	209	2,023
Construction, development & other	603	603	—	—	—	1,847
Commercial & industrial	10,487	9,385	182	8,399	8,120	1,308
	$29,222	$27,949	$6,396	$10,120	$9,663	$11,360

For the three months ended March 31, 2026 and 2025, no interest income was recognized on loans placed back on accrual as no loans were transferred out of nonaccrual during both periods.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

An age analysis of past due loans, segregated by class of loans, was as follows:

(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
March 31, 2026
Real estate loans:
Non-farm non-residential owner occupied	$4,311	$2,975	$3,157	$10,443	$561,594	$572,037
Non-farm non-residential non-owner occupied	5,446	1,622	18,055	25,123	904,475	929,598
Residential	5,872	4,052	3,134	13,058	530,746	543,804
Construction, development & other	—	—	603	603	894,164	894,767
Farmland	—	—	—	—	32,379	32,379
Commercial & industrial	9,527	4,116	10,669	24,312	2,158,552	2,182,864
Consumer	—	—	—	—	2,265	2,265
Municipal and other	90	—	—	90	93,654	93,744
	$25,246	$12,765	$35,618	$73,629	$5,177,829	$5,251,458

December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$5,695	$816	$1,914	$8,425	$426,290	$434,715
Non-farm non-residential non-owner occupied	5,094	497	5,602	11,193	699,208	710,401
Residential	5,512	—	2,410	7,922	325,497	333,419
Construction, development & other	—	603	1,847	2,450	820,903	823,353
Farmland	—	—	—	—	26,485	26,485
Commercial & industrial	3,517	558	9,707	13,782	1,892,834	1,906,616
Consumer	—	—	—	—	1,576	1,576
Municipal and other	60	24	—	84	158,102	158,186
	$19,878	$2,498	$21,480	$43,856	$4,350,895	$4,394,751

Loan Modifications to Borrowers Experiencing Financial Difficulty

A loan is considered modified under ASU 2022-02 if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.

For the three months ended March 31, 2026, no loans were modified for borrowers experiencing financial difficulty. One loan was modified for a borrower experiencing financial difficulty for the year ended December 31, 2025.

	Loan modifications
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Total Class of Financing Receivable	Principal Forgiveness	Adjusted interest rate	Payment deferral	Combined rate and payment deferral
December 31, 2025
Commercial & industrial	1	2,812	0.1%	—	14.0%	—	—

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of March 31, 2026 and December 31, 2025, there were no modified loans in the previous twelve-month period that were in default.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

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

March 31, 2026 and December 31, 2025

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

The following tables summarize the Company’s internal ratings of its loans at March 31, 2026 and December 31, 2025:

(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Deteriorated	Doubtful	Total
March 31, 2026
Real estate loans:
Non-farm non-residential owner occupied	$554,608	$2,655	$12,299	$2,475	$—	$572,037
Non-farm non-residential non-owner occupied	871,722	21,579	33,347	2,950	—	929,598
Residential	543,507	—	297	—	—	543,804
Construction, development & other	885,961	5,391	3,415	—	—	894,767
Farmland	31,622	—	757	—	—	32,379
Commercial & industrial	2,142,347	30,559	7,851	2,107	—	2,182,864
Consumer	2,233	32	—	—	—	2,265
Municipal and other	93,744	—	—	—	—	93,744
	$5,125,744	$60,216	$57,966	$7,532	$—	$5,251,458

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$414,506	$6,725	$13,484	$—	$434,715
Non-farm non-residential non-owner occupied	689,381	4,619	16,401	—	710,401
Residential	333,055	—	364	—	333,419
Construction, development & other	819,938	—	3,415	—	823,353
Farmland	25,719	766	—	—	26,485
Commercial & industrial	1,863,861	34,836	7,919	—	1,906,616
Consumer	1,542	34	—	—	1,576
Municipal and other	158,186	—	—	—	158,186
	$4,306,188	$46,980	$41,583	$—	$4,394,751

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

The following tables summarize the Company's loans by risk grades, loan class and vintage, at March 31, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior Years	Cost Basis	Total
March 31, 2026
Real estate loans:
Non-farm non-residential owner occupied
Pass	$25,195	$122,660	$80,171	$44,404	$95,087	$166,974	$20,117	$554,608
Special Mention	—	2,655	—	—	—	—	—	2,655
Substandard	290	1,878	—	—	4,095	6,036	—	12,299
Purchased Credit Deteriorated	—	—	2,475	—	—	—	—	2,475
Total Non-Farm non-residential owner-occupied	$25,485	$127,193	$82,646	$44,404	$99,182	$173,010	$20,117	$572,037
Non-farm non-residential non-owner occupied
Pass	$61,510	$250,271	$108,453	$72,304	$173,051	$184,138	$21,995	$871,722
Special Mention	—	—	—	—	18,963	2,616	—	21,579
Substandard	—	26,876	90	—	—	6,381	—	33,347
Purchased Credit Deteriorated	2,950	—	—	—	—	—	—	2,950
Total Non-Farm non-residential non owner-occupied	$64,460	$277,147	$108,543	$72,304	$192,014	$193,135	$21,995	$929,598
Residential
Pass	$30,537	$84,888	$55,946	$83,706	$139,919	$99,815	$48,696	$543,507
Substandard	—	72	—	—	203	22	—	297
Total Residential	$30,537	$84,960	$55,946	$83,706	$140,122	$99,837	$48,696	$543,804
Construction, development & other
Pass	$19,501	$167,342	$87,811	$42,872	$9,772	$8,332	$550,331	$885,961
Special Mention	—	—	—	—	5,391	—	—	5,391
Substandard	—	3,415	—	—	—	—	—	3,415
Total Construction, development & other	$19,501	$170,757	$87,811	$42,872	$15,163	$8,332	$550,331	$894,767
Farmland
Pass	$7,332	$2,317	$3,153	$8,216	$8,059	$1,479	$1,066	$31,622
Substandard	—	—	—	—	—	757	—	757
Total Farmland	$7,332	$2,317	$3,153	$8,216	$8,059	$2,236	$1,066	$32,379
Commercial & industrial
Pass	$58,352	$409,825	$91,925	$64,774	$71,951	$34,821	$1,410,699	$2,142,347
Special Mention	—	1,779	796	8,374	173	—	19,437	30,559
Substandard	—	58	302	2,843	786	362	3,500	7,851
Purchased Credit Deteriorated	—	467	206	—	1,392	—	42	2,107
Total Commercial & industrial	$58,352	$412,129	$93,229	$75,991	$74,302	$35,183	$1,433,678	$2,182,864
Consumer
Pass	$32	$986	$153	$494	$152	$416	$—	$2,233
Special Mention	—	—	—	32	—	—	—	32
Total Consumer	$32	$986	$153	$526	$152	$416	$—	$2,265
Municipal and other
Pass	$392	$5,452	$89	$18,252	$2,846	$309	$66,404	$93,744
Total Municipal and other	$392	$5,452	$89	$18,252	$2,846	$309	$66,404	$93,744
Total Loans	$206,091	$1,080,941	$431,570	$346,271	$531,840	$512,458	$2,142,287	$5,251,458

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied
Pass	$100,756	$64,629	$23,658	$64,818	$81,912	$63,195	$15,538	$414,506
Special Mention	4,013	—	—	—	1,284	1,428	—	6,725
Substandard	1,017	—	87	4,103	4,115	4,162	—	13,484
Total Non-Farm non-residential owner-occupied	$105,786	$64,629	$23,745	$68,921	$87,311	$68,785	$15,538	$434,715
Non-farm non-residential non-owner occupied
Pass	$220,305	$74,690	$63,540	$153,972	$122,038	$30,599	$24,237	$689,381
Special Mention	—	—	—	1,976	—	2,643	—	4,619
Substandard	9,856	100	—	—	6,161	284	—	16,401
Total Non-Farm non-residential non owner-occupied	$230,161	$74,790	$63,540	$155,948	$128,199	$33,526	$24,237	$710,401
Residential
Pass	$65,081	$39,057	$72,387	$74,976	$56,620	$18,219	$6,715	$333,055
Substandard	73	82	—	209	—	—	—	364
Total Residential	$65,154	$39,139	$72,387	$75,185	$56,620	$18,219	$6,715	$333,419
Construction, development & other
Pass	$116,531	$79,226	$73,153	$59,248	$3,624	$3,724	$484,432	$819,938
Substandard	3,415	—	—	—	—	—	—	3,415
Total Construction, development & other	$119,946	$79,226	$73,153	$59,248	$3,624	$3,724	$484,432	$823,353
Farmland
Pass	$2,653	$3,172	$7,206	$6,720	$210	$671	$5,087	$25,719
Special Mention	—	—	—	—	766	—	—	766
Total Farmland	$2,653	$3,172	$7,206	$6,720	$976	$671	$5,087	$26,485
Commercial & industrial
Pass	$391,690	$120,852	$66,291	$64,184	$30,736	$9,585	$1,180,523	$1,863,861
Special Mention	914	870	8,526	252	—	97	24,177	34,836
Substandard	70	1,236	2,951	742	249	387	2,284	7,919
Total Commercial & industrial	$392,674	$122,958	$77,768	$65,178	$30,985	$10,069	$1,206,984	$1,906,616
Consumer
Pass	$804	$102	$354	$177	$10	$95	$—	$1,542
Special Mention	—	—	34	—	—	—	—	34
Total Consumer	$804	$102	$388	$177	$10	$95	$—	$1,576
Municipal and other
Pass	$36,101	$73	$19,347	$3,410	$560	$19	$98,676	$158,186
Total Municipal and other	$36,101	$73	$19,347	$3,410	$560	$19	$98,676	$158,186
Total Loans	$953,279	$384,089	$337,534	$434,787	$308,285	$135,108	$1,841,669	$4,394,751

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

The following tables summarize the Company's gross charge-offs by origination year and loan class for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior Years	Cost Basis	Total
March 31, 2026
Municipal and other	$—	$—	$—	$—	$(26)	$—	$—	$(26)
Total Charge-Offs	$—	$—	$—	$—	$(26)	$—	$—	$(26)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
December 31, 2025
Real estate loans:
Commercial & industrial	$—	$(72)	$(43)	$(1,785)	$—	$(385)	$(1,819)	$(4,104)
Municipal and other	—	—	(4)	(30)	—	(10)	—	(44)
Total Charge-Offs	$—	$(72)	$(47)	$(1,815)	$—	$(395)	$(1,819)	$(4,148)

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

March 31, 2026 and December 31, 2025

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025:

(Dollars in thousands)	Beginning Balance	Initial Allowance on Acquired Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended March 31, 2026
Real estate loans:
Non-farm non-residential owner occupied	$2,337	$794	$455	$—	$—	$3,586
Non-farm non-residential non-owner occupied	4,843	1,868	(462)	—	—	6,249
Residential	2,008	1,489	126	—	—	3,623
Construction, development & other	6,955	487	(381)	—	—	7,061
Farmland	116	21	32	—	—	169
Commercial & industrial	26,673	2,121	1,140	—	31	29,965
Consumer	6	5	1	—	—	12
Municipal and other	1,011	1	(196)	(26)	—	790
	$43,949	$6,786	$715	$(26)	$31	$51,455

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended March 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$3,015	$(200)	$—	$—	$2,815
Non-farm non-residential non-owner occupied	4,460	(687)	—	350	4,123
Residential	2,014	7	—	—	2,021
Construction, development & other	14,728	(237)	—	—	14,491
Farmland	187	(9)	—	—	178
Commercial & industrial	15,370	1,797	(810)	62	16,419
Consumer	10	(3)	—	—	7
Municipal and other	520	(118)	—	—	402
	$40,304	$550	$(810)	$412	$40,456

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at March 31, 2026 and 2025.

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

The following tables present the amortized cost basis of collateral dependent loans and the collateral type which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
March 31, 2026
Real estate loans:
Non-farm non-residential owner occupied	$3,698	$—	$—	$3,698
Non-farm non-residential non-owner occupied	20,090	—	—	20,090
Residential	374	—	—	374
Construction, development & other	603	—	—	603
Commercial & industrial	—	9,163	1,232	10,395
	$24,765	$9,163	$1,232	$35,160

December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$1,235	$—	$—	$1,235
Non-farm non-residential non-owner occupied	99	—	—	99
Residential	387	—	—	387
Commercial & industrial	—	5,893	2,153	8,046
	$1,721	$5,893	$2,153	$9,767

Certain Acquired Loans

As discussed in Note 20 – Business Combinations, the Company acquired loans with fair values of $805.2 million as part of the acquisition of Keystone Bancshares, Inc. and its subsidiary Keystone Bank, SSB. Of the total $812.8 million acquired, $804.6 million were PSL loans which were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

310-10 and 310-20. The remaining $8.2 million were PCD loans which exhibited deteriorated credit quality since origination under ASC 310-30.

In connection with the February 1, 2026 acquisition of loans from Keystone Bancshares, Inc. and its subsidiary, Keystone Bank, SSB, the PCD loan portfolio was accounted for at fair value as follows:

Contractual required payments	$8,235
Non-accretable difference (expected loss)	1,029
Cash flows expected to be collected at acquisition	7,206
Accretable yield	708
Basis in acquired Keystone Bank, SSB PCD loans	$6,498

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCD loans:

(Dollars in thousands)	March 31, 2026
Real estate loans:
Non-farm non-residential owner occupied	$2,980
Non-farm non-residential non-owner occupied	2,989
Commercial & industrial	2,263
Total outstanding balances	$8,232
Carrying amount	$7,532

The accretable discount is accreted into income using the interest method over the life of the loans. At March 31, 2026, unaccreted discounts on PCD loans totaled approximately $700,000 and were included in net loans in the accompanying consolidated balance sheets.

At March 31, 2026, the allowance for credit losses related to PCD loans disclosed above was approximately $1.0 million.

Determining the fair value of PCD loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments and the cash flows expected to be collected reflects the impact of estimated loan losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired loans.

Accretable yield, or income expected to be collected on PCD loans was as follows:

(Dollars in thousands)	March 31, 2026
Balance at beginning of year	$—
New loans acquired from Keystone Bank, SSB acquisition	708
Accretion of income	(8)
Balance at end of period	$700

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	March 31, 2026	December 31, 2025
Building and building improvements	30 - 40 years and 5 - 40 years	$26,077	$14,353
Land		6,633	3,894
Equipment	3 - 5 years	8,051	7,571
Leasehold improvements	3 - 12 years	14,804	14,513
Furniture and fixtures	5 - 10 years	7,509	5,979
Automobiles	5 years	58	58
Construction in process		393	172
		63,525	46,540
Accumulated depreciation		(22,967)	(21,751)
		$40,558	$24,789

Depreciation expense was approximately $1.2 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Transaction accounts:
Noninterest bearing demand accounts	$577,217	$495,000
Interest bearing demand accounts	4,274,721	3,362,601
Savings	25,392	21,589
Total transaction accounts	4,877,330	3,879,190
Time deposits	837,747	747,698
Total deposits	$5,715,077	$4,626,888

The aggregate amount of time deposits in denominations greater than $250,000 totaled approximately $551.7 million and $539.4 million as of March 31, 2026 and December 31, 2025, respectively.

Scheduled maturities of time deposits at March 31, 2026 are as follows:

(Dollars in thousands)	Maturities by Year
2026 (nine months remaining)	$672,216
2027	145,314
2028	15,252
2029	2,331
2030	2,578
2031	52
Thereafter	4
$837,747

At March 31, 2026 and December 31, 2025, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $1.4 million and $286,000, respectively.

6.
Income Taxes

During the three months ended March 31, 2026 and 2025, the Company recorded income tax provision expense of $2.6 million and $3.8 million, respectively, reflecting an effective tax rate of 13.8% and 21.7%, respectively. The effective tax rate for the three months ended March 31, 2026 was less than the statutory tax rate of 21% due to the utilization of purchased federal income tax credits which reduced

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

our tax liability during the quarter. The effective tax rate for the three months ended March 31, 2025, was greater than the statutory tax rate of 21% due to the prospective reclassification of state income tax expense from noninterest expense.

Purchased income tax credits are recorded in accordance with ASC Topic 740, “Income Taxes.” During March 2026, the Company purchased $22.0 million in discounted federal income tax credits and recognized $1.2 million as a reduction of income tax expense in the accompanying consolidated statements of income. The tax asset is expected to reduce current income tax obligations and is reported within other assets in the accompanying consolidated balance sheets.

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

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of March 31, 2026 and December 31, 2025, borrowing capacity available under this arrangement was $642.0 million and $499.5 million, respectively. The Company had no FHLB advances outstanding at March 31, 2026 and December 31, 2025. Letters of credit with the FHLB in the amount of $483.1 million were issued at March 31, 2026. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from April 2026 through March 2027.

Line of Credit - Senior Debt

The Company has a $70.0 million revolving line of credit facility which was modified effective March 10, 2026, whereby the facility was increased by $15.0 million. The modification did not affect the note rate, which remains unchanged at the The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2028. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $55.0 million facility was due on March 10, 2026. At March 31, 2026 and December 31, 2025, the outstanding balance was $57.9 million and $37.9 million, respectively.

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

March 31, 2026 and December 31, 2025

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the Notes. The Company had $82.3 million each in outstanding principal as of March 31, 2026 and December 31, 2025, and $1.3 million each in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of March 31, 2026 and December 31, 2025, total borrowing capacity under this arrangement was $1.7 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of March 31, 2026 or December 31, 2025.

Federal Funds Lines of Credit

At March 31, 2026 and December 31, 2025, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $41.5 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at March 31, 2026 and December 31, 2025.

8.
Stock Options and Warrants

2013 Stock Option Plan

Upon shareholder approval in 2008, the Bank adopted the 2008 Stock Option Plan. In 2013, upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At March 31, 2026, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is equal to the sum of (i) 800,000 shares of common stock, (ii) the total number of shares remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the 2019 Plan. At March 31, 2026, there were 36,627 shares remaining available for grant for future awards under the 2019 Plan.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Company adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At March 31, 2026, there were 166 shares remaining available for grant for future awards under the Director Plan.

Keystone Bancshares, Inc. 2021 Equity Incentive Plan

On February 1, 2026, the Company assumed the Keystone Bancshares, Inc. 2021 Equity Incentive Plan, as amended (the “Keystone Plan”) as part of the merger of the Company and Keystone. At merger date, 25,851 restricted stock units outstanding under the Keystone Plan were converted to 11,864 shares of the Company’s common stock, and 386,268 options outstanding under the Keystone Plan were converted to options to purchase 177,404 shares of the Company’s common stock at an exchange ratio of 0.45925, which was equal to the acquisition exchange rate for common shares. The options granted to employees under the Keystone Plan must be exercised within 5 years from the date of grant, and vesting schedules are determined on an individual basis. As of March 31, 2026, no shares were available for grant for future awards under the Keystone Plan.

Stock Options

The Company grants stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the three months ended March 31, 2026 were granted with an exercise price ranging from $36.06 to $39.61. Options granted during the three months ended March 31, 2025 were granted with an exercise price of $35.40.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the three months ended March 31, 2026: risk-free interest rate ranging from 3.64% to 4.09%; dividend yield of 0.00%; estimated volatility ranging from 25.55% to 25.58%; and expected lives of options of 7.5 years. The following assumptions were used for options granted in the three months ended March 31, 2025: risk-free interest rate of 4.47%, dividend yield of 0.00%; estimated volatility of 24.25%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense of $124,000 and $132,000, respectively, associated with stock options. As of March 31, 2026, there was approximately $1.4 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining period of 5.13 years. Forfeitures are recognized as they occur.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

A summary of stock option activity for the three months ended March 31, 2026 and 2025 is presented below:

	March 31, 2026		March 31, 2025
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	830,500	$19.08	944,255	$18.76
Acquired and converted options from acquisition (*)	177,404	26.91	—	—
Granted during the period	51,800	37.56	5,000	35.40
Forfeited during the period	(9,000)	17.11	(3,916)	16.78
Exercised during the period	(32,553)	22.25	(41,089)	17.74
Outstanding at the end of period	1,018,151	$21.30	904,250	$18.91
Options exercisable at end of period	775,149	$19.70	604,580	$18.13
Weighted-average grant date fair value of options granted during the period		$10.64		$13.87

(*) Includes 29,852 options granted post-merger under the Keystone Plan which are not fully vested.

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $16.8 million and $14.1 million, respectively, at March 31, 2026. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $13.1 million and $9.2 million, respectively, at March 31, 2025.

The intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was approximately $507,000 and $642,000, respectively.

A summary of the activity in the Company’s nonvested shares for the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026		March 31, 2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	179,450	$5.33	320,970	$4.50
Acquired and converted options from acquisition	171,893	n/a	—	0.00
Granted during the period	51,800	5.79	5,000	13.87
Vested during the period	(160,141)	22.71	(26,300)	3.47
Nonvested at end of period	243,002	$7.19	299,670	$4.75

Warrants

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”), or non-voting common stock, par value $1.00 per share (“Non-Voting Common Stock”), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The weighted average remaining contractual life of the outstanding Preferred Warrants was 3.50 years as of March 31, 2026.

As of both March 31, 2026 and 2025, the Company had Preferred Warrants for 175,000 underlying shares outstanding and exercisable at a weighted average exercise price of $22.50.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

A summary of the activity for non-vested RSAs for the three months ended March 31, 2026 and 2025 is presented below:

	March 31, 2026		March 31, 2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	94,297	$20.45	98,240	$19.38
Granted during the period	79,048	38.74	23,221	32.38
Vested during the period	(31,613)	16.05	(33,332)	15.42
Forfeited during the period	—	—	(4,308)	25.80
Nonvested at the end of period	141,732	$35.80	83,821	$23.01

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense associated with RSAs of approximately $301,000 and $200,000, respectively. As of March 31, 2026, there was approximately $4.6 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over a weighted average remaining period of 4.72 years.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of March 31, 2026, the Company's operating lease ROU asset and operating lease liability totaled $17.6 million and $18.7 million, respectively.

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

As of March 31, 2026 and December 31, 2025, the weighted-average discount rate for the Company's operating leases was 4.72% and 4.75%, respectively. The Company's lease terms range from less than one year to one hundred forty-four months. As of March 31, 2026 and December 31, 2025, the weighted-average remaining term of the leases was 6.75 years and 6.81 years, respectively.

For the three months ended March 31, 2026 and 2025, operating lease cash flows (fixed payments) were approximately $853,000 and $821,000, respectively.

Lease costs for the three months ended March 31, 2026 and 2025 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Operating lease cost	$860	$841
Short-term lease cost	18	3
Variable lease cost	365	367
Total lease cost	$1,243	$1,211

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2031 and thereafter is presented below:

(Dollars in thousands)	March 31, 2026
2026 (nine months remaining)	$2,646
2027	3,537
2028	3,288
2029	3,127
2030	2,684
2031	2,488
Thereafter	3,983
Total undiscounted lease liability	21,753
Less: Discount on cash flows	(3,077)
Total operating lease liability	$18,676

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$1,748,142	$1,689,540
Standby letters of credit	96,627	96,963
Total	$1,844,769	$1,786,503

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

At March 31, 2026 and December 31, 2025, the allowance for credit losses related to off-balance sheet exposures was $1.9 million and $1.8 million, respectively, and is recorded in other liabilities on the consolidated balance sheets.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance at beginning of period	$1,780	$1,438
Acquisition of off-balance sheet commitments	277	—
Reversal of credit losses on off-balance sheet commitments	(135)	(100)
Total allowance for credit losses - off balance sheet commitments	$1,922	$1,338

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

Financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis include the following:

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

Investment Securities Available-for-sale. Investment securities classified as available-for-sale are generally reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the bond’s terms and conditions, among other things. Fair value estimates for asset-backed securities classified as available-for-sale are determined using Level 3 inputs.

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

There were no transfers between levels during the three months ended March 31, 2026, or during the year ended December 31, 2025.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At March 31, 2026
Securities available-for-sale:
U.S government and agency securities	$—	$5,610	$—	$5,610
State and municipal securities	—	15,601	—	15,601
Mortgage-backed securities and collateralized mortgage obligations	—	261,774	—	261,774
Corporate bonds	—	142,901	—	142,901
Asset-backed securities	—	—	9,960	9,960
Total investment securities available-for-sale	$—	$425,886	$9,960	$435,846
Asset-backed securities held-to-maturity	$—	$—	$190,543	$190,543
Derivative assets:
Pass-through interest rate swaps	$—	$2,075	$—	$2,075
Risk participation agreements	—	5	—	5
Pay-fixed interest rate swaps	—	270	—	270
Total derivative assets	$—	$2,350	$—	$2,350
Derivative liabilities:
Cash flow hedges	$—	$1,122	$—	$1,122
Pass-through interest rate swaps	—	2,075	—	2,075
Pay-fixed interest rate swaps	—	320	—	320
Total derivative liabilities	$—	$3,517	$—	$3,517

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$—	$6,238	$—	$6,238
State and municipal securities	—	13,400	—	13,400
Mortgage-backed securities and collateralized mortgage obligations	—	223,912	—	223,912
Corporate bonds	—	139,642	—	139,642
Total investment securities available-for-sale	$—	$383,192	$—	$383,192
Derivative assets:
Pass-through interest rate swaps	$—	$2,501	$—	$2,501
Risk participation agreements	—	7	—	7
Pay-fixed interest rate swaps	—	36	—	36
Total derivative assets	$—	$2,544	$—	$2,544
Derivative liabilities:
Interest rate swaps	$—	$2,501	$—	$2,501
Pay-fixed interest rate swaps	—	641	—	641
Total derivative liabilities	$—	$3,142	$—	$3,142

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2026 and December 31, 2025:

Collateral Dependent Loans Evaluated Individually for Expected Credit Losses. At March 31, 2026, collateral dependent loans with a specific valuation allowance had carrying values of $7.0 million and specific valuation allowances totaling $1.1 million resulting in a net fair value of $5.9 million based on Level 3 inputs. At December 31, 2025, collateral dependent loans with a specific valuation allowance had carrying values of $458,000 and specific valuation allowances totaling $78,000 resulting in a net fair value of $380,000 based on Level 3 inputs.

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

The following table presents the activity for other real estate owned assets that were remeasured and recorded at fair value as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Balance at beginning of year, net of valuation allowance	$8,388	$862
Loans transferred to other real estate owned	—	7,962
Sales of other real estate owned	—	(655)
Less: (write-up) write-down included in other noninterest expense	—	(219)
Balance at end of period, net of valuation allowance	$8,388	$8,388

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs
Cash and cash equivalents	$431,307	$431,307	$181,229	$181,229
Interest bearing time deposits in other banks	270	270	267	267
Securities available-for-sale	435,846	435,846	383,192	383,192
Non-marketable securities	21,759	21,759	16,424	16,424
Accrued interest receivable	31,385	31,385	29,236	29,236
Bank-owned life insurance	77,107	77,107	76,357	76,357
Derivative assets	2,350	2,350	2,544	2,544
	$1,000,024	$1,000,024	$689,249	$689,249
Level 3 inputs
Securities held-to-maturity	191,980	190,543	192,008	189,106
Loans, net	$5,200,003	$5,224,027	$4,350,802	$4,364,752
	$5,391,983	$5,414,570	$4,542,810	$4,553,858
Financial liabilities:
Level 2 inputs
Deposits	$5,715,077	$5,546,557	$4,626,888	$4,489,704
Accrued interest payable	7,205	7,205	5,957	5,957
Note payable and line of credit	138,891	135,717	118,840	115,665
Derivative liabilities	3,517	3,517	3,142	3,142
	$5,864,690	$5,692,996	$4,754,827	$4,614,468

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

At March 31, 2026 and December 31, 2025, the Company had federal funds sold aggregating approximately $6.1 million and $6.0 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $42.7 million and $43.4 million, respectively, at March 31, 2026 and December 31, 2025. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

At March 31, 2026 and December 31, 2025, the Company had $381.0 million and $281.3 million, respectively, in outstanding notional derivative balances with a financial institution counterparty. The derivative positions represent credit risk.

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

For the three months ended March 31, 2026 and 2025, Company contributions to the Merged Plan were approximately $548,000 and $407,000, respectively. Administrative expense related to the Merged Plan for the same three month periods totaled approximately $27,000 and $20,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

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

For the three months ended March 31, 2026 and 2025, the Company had expensed $239,000 and $195,000, respectively, in deferred compensation related to the Phantom Stock Plan. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At March 31, 2026 and December 31, 2025, the aggregate amounts of loans to related parties were approximately $13.6 million and $9.3 million, respectively. During the three months ended March 31, 2026, loan originations and advances to related parties totaled $3.3 million, repayments from related parties totaled $356,000, and purchased loans to related parties totaled $1.4 million. Related party unfunded commitments at March 31, 2026 and December 31, 2025 were approximately $2.2 million and $2.2 million, respectively.

Deposit account balances for related parties at March 31, 2026 and December 31, 2025, totaled approximately $26.1 million and $21.5 million, respectively.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

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

Share Repurchase Program

On June 17, 2025, the Company's Board of Directors authorized a new share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30 million of its common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. As of March 31, 2026, no shares were repurchased under the Repurchase Program.

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

March 31, 2026 and December 31, 2025

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2026 and December 31, 2025, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2026 and December 31, 2025. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since March 31, 2026 that management believes have changed the Bank’s category.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of March 31,2026
Total capital (to risk weighted assets)	$715,701	12.13%	≥	$619,721	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$587,977	9.96%	≥	$501,679	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$587,977	9.65%	≥	$243,761	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$521,817	8.84%	≥	$413,147	≥	7.00%		N/A		N/A
As of December 31, 2025
Total capital (to risk weighted assets)	$628,120	12.48%	≥	$528,317	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$501,426	9.97%	≥	$427,686	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$501,426	9.65%	≥	$207,886	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$435,266	8.65%	≥	$352,212	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of March 31,2026
Total capital (to risk weighted assets)	$767,508	13.02%	≥	$618,878	≥	10.50%	≥	$589,408	≥	10.00%
Tier 1 capital (to risk weighted assets)	$720,800	12.23%	≥	$500,996	≥	8.50%	≥	$471,526	≥	8.00%
Tier 1 capital (to average assets)	$720,800	11.84%	≥	$243,552	≥	4.00%	≥	$304,440	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$720,800	12.23%	≥	$412,585	≥	7.00%	≥	$383,115	≥	6.50%
As of December 31, 2025
Total capital (to risk weighted assets)	$660,607	13.14%	≥	$527,767	≥	10.50%	≥	$502,636	≥	10.00%
Tier 1 capital (to risk weighted assets)	$614,878	12.23%	≥	$427,240	≥	8.50%	≥	$402,108	≥	8.00%
Tier 1 capital (to average assets)	$614,878	11.84%	≥	$207,672	≥	4.00%	≥	$259,591	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$614,878	12.23%	≥	$351,845	≥	7.00%	≥	$326,713	≥	6.50%

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

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2026	2025
Net income	$16,368	$13,589
Less: dividends declared, Series A Preferred Stock	1,171	1,171
Net income available to common shareholders	$15,197	$12,418
Weighted-average shares outstanding for basic earnings per common share	14,814,661	13,776,998
Dilutive effect of stock compensation and other dilutive securities	3,745,395	3,663,828
Weighted-average shares outstanding for diluted earnings per common share	18,560,056	17,440,826
Basic earnings per share	$1.03	$0.90
Diluted earnings per share	$0.88	$0.78

17.
Derivative Financial Instruments

Cash Flow Hedges

As part of its hedging strategy, the Company entered into a five-year interest rate swap on March 3, 2026. The notional value of the instrument is $100 million, and it is a receive-fixed facility with an interest rate of 3.34%. The swap is effective March 3, 2027, and is scheduled to mature on March 3, 2032. The swap is designated as a cash flow hedge, with changes in fair value recognized in other comprehensive income.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

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

For the three months ended March 31, 2026 and 2025, approximately $764,000 and $600,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At March 31, 2026, the Company expected approximately $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2026, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At March 31, 2026, the Company's derivative assets and liabilities totaled $2.4 million and $3.5 million, respectively.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2026 and December 31, 2025:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
March 31, 2026
Cash flow hedges:
Receive-fixed interest rate swaps	$100,000	$—	$1,122	USD-SOFR CME 1M	3.34%	5.9
Fair value hedges:
Risk participation agreements purchased	$4,726	$—	$—	—	7.48%	2.6
Risk participation agreements sold	127,106	5	—	—	4.17%	2.0
Commercial loan one-way interest rate swaps	96,215	270	320	6.73%	—	2.0
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	184,756	771	1,304	5.99%	6.26%	2.6
Financial institution counterparty	184,756	1,304	771	6.26%	5.99%	2.6
Total fair value hedges	597,559	2,350	2,395
Total derivatives	$697,559	$2,350	$3,517

(1) Weighted average rate.

(2) Weighted average life (in years).

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2025
Fair value hedges:
Risk participation agreements purchased	4,759	7	—	—	7.48%	2.8
Risk participation agreements sold	131,730	—	—	—	4.24%	2.0
Commercial loan one-way interest rate swaps	101,808	36	641	6.74%	—	2.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	179,444	1,383	1,118	—	6.42%	2.6
Financial institution counterparty	179,444	1,118	1,383	6.42%	—	2.6
Total fair value hedges	597,185	2,544	3,142
Total derivatives	$597,185	$2,544	$3,142

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangibles

As mentioned in Note 20 – Business Combinations, the Company recorded goodwill and core deposit intangibles of $28.3 million and $8.2 million, respectively, relating to the Keystone Bancshares, Inc. acquisition (see Note 20 — Business Combinations).

Goodwill and other intangible assets were $54.9 million and $18.7 million, respectively, as of March 31, 2026 and December 31, 2025.

Amortization expense of the core deposit intangible (“CDI”) was approximately $310,000 and $40,000 for the three months ended March 31, 2026 and 2025, respectively. The remaining weighted average life is 9.41 years at March 31, 2026.

Scheduled amortization of CDI at March 31, 2026 are as follows:

(Dollars in thousands)	CDI Amortization
2026 (nine months remaining)	$1,277
2027	1,561
2028	1,399
2029	1,236
2030	913
2031	750
Thereafter	1,380
$8,516

19.
Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

20. Business Combinations

Effective February 1, 2026, the Company acquired 100% of the outstanding stock of Keystone Bancshares, Inc. and its subsidiary, Keystone Bank, SSB, with two branches located in Austin, Texas, one branch located in Ballinger, Texas, and one loan production office in Bastrop, Texas. At March 31, 2026, the Company had issued 2,560,695 shares of Company common stock and paid approximately $20.0 million in cash for the outstanding shares of stock of Keystone Bancshares, Inc.

The Company recognized total goodwill of approximately $28.3 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of consideration exchanged related to the Company’s stock was calculated based upon the price of the Company’s stock as of January 31, 2026. The goodwill in this acquisition resulted from a combination of expected synergies and expanded presence in the Austin market. None of the goodwill is expected to be deductible for income tax purposes.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2026 and December 31, 2025

During the three months ended March 31, 2026, the Company incurred expenses of approximately $3.3 million related to the acquisition. These expenses are primarily included in legal and professional expense, and salaries and employee benefits expense line items of the consolidated statements of income. Results of the acquired company were included in the Company’s results of operations beginning February 1, 2026.

Estimated values of the assets acquired and liabilities assumed on the effective date of February 1, 2026 are as follows:

(Dollars in thousands)
Assets of acquired bank:
Cash and cash equivalents	$84,131
Securities available-for-sale	71,811
Loans	805,219
Premises and equipment	2,859
Goodwill	28,332
Core deposit intangible	8,180
Federal Home Loan Bank stock	2,972
Other assets	16,017
Total assets acquired	$1,019,521
Liabilities of acquired bank:
Deposits	$844,237
Other liabilities	48,648
Total liabilities assumed	$892,885
Net assets	$126,636
Common stock issued @ $40.56 per share	$103,862
Other capital consideration for converted options and restricted stock units	$2,768
Cash paid	$20,006

The loan portfolio had a fair value of $805.2 million at acquisition date and a contractual balance of $812.8 million.

Proforma Financial Information (unaudited)

The results of operations of Keystone have been included in the Company’s consolidated financial statements prospectively beginning on February 1, 2026. The Company has determined it is impractical to disclose stand-alone revenues and earnings for legacy Keystone subsequent to merger date due to the merging of certain processes. The following table provides the unaudited pro forma results of operations for the three months ended March 31, 2026 and 2025, as if the acquisition had occurred on January 1, 2025. The pro forma results combine the historical results of Keystone into our consolidated statements of income, including the impact of certain acquisition accounting adjustments which include loan discount accretions, intangible assets amortization, and deposit premium amortization. Proforma combined results for the three months ended March 31, 2026 include $3.3 million of acquisition-related expenses attributable to the acquisition, which primarily include, but are not limited to, severance costs and legal and professional services. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset disposition. Recognized acquisition-related expense and other adjustments related to the timing of expenses are included in net income before income tax expense in the following table:

	Unaudited Pro Forma Combined Results
	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2026	2025
Net interest income	56,681	51,406
Noninterest income	4,191	3,454
Net income before income tax expense	14,639	20,360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2026. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and the “Company” refer to Third Coast Bancshares, Inc., a Texas corporation, and its consolidated subsidiaries, references in this Form 10-Q to the “Bank” refer to Third Coast Bank, a Texas banking association and our wholly owned bank subsidiary, and references in this Form 10-Q to “TCCC” refer to Third Coast Commercial Capital, Inc., a Texas corporation and wholly owned subsidiary of the Bank.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 4, 2026 and in Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate twenty-one branches, with ten branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, six branches in the Austin-San Antonio market, one branch in Detroit, Texas, and one branch in Ballinger, Texas. As of March 31, 2026, we had, on a consolidated basis, total assets of $6.58 billion, total loans of $5.25 billion, total deposits of $5.72 billion and total shareholders’ equity of $650.5 million.

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

Keystone Merger

On February 1, 2026, we completed our merger with Keystone Bancshares, Inc. (“Keystone”), the parent company of Keystone Bank, SSB (“Keystone Bank”), a Texas state savings bank, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of October 22, 2025, by and among the Company, Arch Merger Sub, Inc. (“Merger Sub”), a Texas corporation and a wholly owned subsidiary of the Company, and Keystone (the “Merger Agreement”).

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Increase (Decrease)
Interest income	$97,386	$80,766	$16,620	20.6%
Interest expense	43,741	37,969	5,772	15.2%
Net interest income	53,645	42,797	10,848	25.3%
Provision for credit losses	580	450	130	28.9%
Noninterest income	4,033	3,107	926	29.8%
Noninterest expense	38,103	28,108	9,995	35.6%
Income before income taxes	18,995	17,346	1,649	9.5%
Income tax expense	2,627	3,757	(1,130)	(30.1)%
Net income	$16,368	$13,589	$2,779	20.5%

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

Three months ended March 31, 2026 vs. Three months ended March 31, 2025

Net interest income increased $10.8 million, or 25.3%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased interest income, partially offset by increased interest expense. The increase in interest income primarily resulted from an increase in loans, slightly offset by a $1.0 million reversal of interest income on a loan placed on nonaccrual and a decrease in loan yields. The increase in interest expense primarily resulted from an increase in interest-bearing demand deposits, slightly offset by a reduction in rates paid on interest-bearing demand deposits. Average loans increased from $3.98 billion for the three months ended March 31, 2025 to $4.97 billion for the three months ended March 31, 2026, primarily as a result of the Merger. The yield on loans for the three months ended March 31, 2026 was 7.01%, compared to 7.45% for the three months ended March 31, 2025. Interest expense related to interest bearing deposit accounts was $41.5 million and $36.2 million for three months ended March 31, 2026 and 2025, respectively. Average interest-bearing deposits increased from $3.65 billion for the three months ended March 31, 2025 to $4.76 billion for the three months ended March 31, 2026, primarily as a result of the Merger. The average rate paid on interest-bearing deposits decreased from 4.02% for the three months ended March 31, 2025 to 3.53% for the three months ended March 31, 2026. For the three months ended March 31, 2026, net interest margin and net interest spread were 3.67% and 3.06%, respectively, compared to 3.80% and 3.09%, respectively, for the three months ended March 31, 2025.

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

	For the Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$4,972,780	$85,893	7.01%	$3,979,859	$73,087	7.45%
Investment securities available-for-sale	402,372	6,107	6.16%	398,115	5,693	5.80%
Investment securities held-to-maturity	191,998	2,398	5.07%	—	—	—
Federal funds sold and other interest earning assets	364,681	2,988	3.32%	186,893	1,986	4.31%
Total interest-earning assets	5,931,831	97,386	6.66%	4,564,867	80,766	7.18%
Less: allowance for credit losses	(48,822)			(40,595)
Total interest-earning assets, net of allowance	5,883,009			4,524,272
Noninterest-earning assets	270,433			198,522
Total assets	$6,153,442			$4,722,794
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,761,641	$41,484	3.53%	$3,652,006	$36,226	4.02%
Note payable and line of credit	130,737	1,944	6.03%	111,661	1,713	6.22%
FHLB advances	40,155	313	3.16%	2,551	30	4.77%
Total interest-bearing liabilities	4,932,533	43,741	3.60%	3,766,218	37,969	4.09%
Noninterest-bearing deposits	549,111			423,780
Other liabilities	59,628			60,755
Total liabilities	5,541,272			4,250,753
Shareholders’ equity	612,170			472,041
Total liabilities and shareholders' equity	$6,153,442			$4,722,794
Net interest income		$53,645			$42,797
Net interest spread(1)			3.06%			3.09%
Net interest margin(2)			3.67%			3.80%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $3.2 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

	For the Three Months Ended March 31, 2026 compared to 2025
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans, gross	$18,234	$(5,428)	$12,806
Investment securities available-for-sale	61	353	414
Investment securities held-to-maturity	2,398	—	2,398
Federal funds sold and other interest-earning assets	1,889	(887)	1,002
Total increase (decrease) in interest income	$22,582	$(5,962)	$16,620
Interest-bearing liabilities:
Interest-bearing deposits	$11,007	$(5,749)	$5,258
Note payable and line of credit	293	(62)	231
FHLB advances	442	(159)	283
Total increase (decrease) in interest expense	$11,742	$(5,970)	$5,772
Increase in net interest income	$10,840	$8	$10,848

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

The provision for credit losses for the three months ended March 31, 2026 was $580,000, compared to $450,000 for the three months ended March 31, 2025. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the allowance for credit losses for loans totaled $51.5 million, or 0.98% of total loans, compared to $43.9 million, or 1.00% of total loans, as of December 31, 2025. The increase in the allowance for credit losses for loans was primarily due to the Merger. At March 31, 2026, the allowance for credit losses for unfunded loan commitments was $1.9 million, compared to $1.8 million at December 31, 2025. No allowance for credit losses for securities was recorded as of March 31, 2026 or December 31, 2025.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Increase (Decrease)
Noninterest Income:
Service charges and fees	$3,175	$2,277	$898	39.4%
Earnings on bank-owned life insurance	750	677	73	10.8%
Loss on sale of investment securities available-for-sale	(11)	(228)	217	(95.2)%
Gain on sale of SBA loans	—	30	(30)	—
Other	119	351	(232)	(66.1)%
Total noninterest income	$4,033	$3,107	$926	29.8%

Three months ended March 31, 2026 vs. Three months ended March 31, 2025

The increase in noninterest income of $926,000 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to increased service charges and fees and decreased losses on sale of securities.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$24,808	$18,341	$6,467	35.3%
Occupancy and equipment expenses	3,349	2,834	515	18.2%
Legal and professional fees	3,221	1,431	1,790	125.1%
Data processing and network expenses	1,414	1,120	294	26.3%
Regulatory assessments	1,210	1,306	(96)	(7.4)%
Advertising and marketing	639	409	230	56.2%
Software purchases and maintenance	1,419	1,259	160	12.7%
Loan operations and other real estate owned expense	537	269	268	99.6%
Telephone and communications	144	175	(31)	(17.7)%
Other	1,362	964	398	41.3%
Total noninterest expense	$38,103	$28,108	$9,995	35.6%

Three months ended March 31, 2026 vs. Three months ended March 31, 2025

The increase in noninterest expense of $10.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to increases in salaries and employee benefit expenses and legal and professional fees, primarily due to the Merger.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $24.8 million for the three months ended March 31, 2026, an increase of $6.5 million, or 35.3%, compared to $18.3 million for the same period in 2025. The increase was primarily due to merger-related expenses, increased salary expense resulting from new hires and increased bonus expense. For the three months ended March 31, 2026, the average number of employees was 463, compared to an average number of employees of 376 for the three months ended March 31, 2025.

Legal and professional fees were $3.2 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to increased expenses related to the Merger.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Income tax expense	$2,627	$3,757
Effective tax rate	13.8%	21.4%

The effective tax rate for the three months ended March 31, 2026 was less than the statutory tax rate of 21% due to the utilization of purchased federal income tax credits which reduced our tax liability during the quarter. The effective tax rate for the three months ended March 31, 2025, was greater than the statutory tax rate of 21% due to the prospective reclassification of state income tax expense from noninterest expense.

Financial Condition

Total assets were $6.58 billion as of March 31, 2026, compared to $5.34 billion as of December 31, 2025. The increase in total assets of $1.24 billion was primarily a result of the Merger during the three months ended March 31, 2026.

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

As of March 31, 2026, total loans were $5.25 billion, an increase of $856.7 million, or 19.5%, compared to $4.39 billion as of December 31, 2025, primarily as a result of the Merger. Real estate loans and commercial and industrial loans accounted for the majority of the loan growth, increasing $644.2 million and $276.2 million, respectively, from December 31, 2025. The growth was partially offset by a $64.4 million decrease in municipal and other loans from December 31, 2025. Total loans as a percentage of deposits were 91.9% and 95.0% as of March 31, 2026 and December 31, 2025, respectively. Total loans as a percentage of assets were 79.8% and 82.3% as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$572,037	10.9%	$434,715	11.3%
Non-farm non-residential non-owner occupied	929,598	17.7%	710,401	16.4%
Residential	543,804	10.4%	333,419	8.5%
Construction, development and other	894,767	17.0%	823,353	22.0%
Farmland	32,379	0.6%	26,485	0.8%
Commercial and industrial	2,182,864	41.6%	1,906,616	37.8%
Consumer	2,265	0.0%	1,576	0.0%
Municipal and other	93,744	1.8%	158,186	3.2%
Total loans	$5,251,458	100.0%	$4,394,751	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $137.3 million, or 31.6%, to $572.0 million as of March 31, 2026 from $434.7 million as of December 31, 2025.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $219.2 million, or 30.9%, to $929.6 million as of March 31, 2026 from $710.4 million as of December 31, 2025.

The following table summarizes our commercial real estate loans by type of property securing the loans:

	As of March 31, 2026
(Dollars in thousands)	Amount	Average Loan Size	Percentage of Total
Commercial real estate loans by category:
Convenience Store/Gas Station	$28,555	$1,242	1.9%
Healthcare Other	29,338	2,096	2.0%
Hotel/Motel	45,186	3,228	3.0%
Medical Office	56,517	2,355	3.8%
Mini Warehouse/Self Storage	107,287	3,156	7.1%
Office	264,640	1,634	17.6%
Other	267,860	1,410	17.8%
Restaurant/Bar	79,604	1,284	5.3%
Retail	226,684	1,905	15.1%
Sports/Entertainment	45,221	2,826	3.0%
Warehouse/Industrial	350,743	1,420	23.4%
Total commercial real estate loans	$1,501,635	$1,659	100.0%

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $210.4 million, or 63.1%, to $543.8 million as of March 31, 2026 from $333.4 million as of December 31, 2025.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $71.4 million, or 8.7%, to $894.8 million as of March 31, 2026 from $823.4 million as of December 31, 2025.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. At March 31, 2026 and December 31, 2025, outstanding factored receivables were $21.5 million and $26.7 million, respectively.

Commercial and industrial loans increased $276.2 million, or 14.5%, to $2.18 billion as of March 31, 2026 from $1.91 billion as of December 31, 2025. The increase was primarily a result of the Merger.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2026
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$45,706	$291,033	$135,625	$99,673	$572,037
Non-farm non-residential non-owner occupied	238,037	489,562	116,314	85,685	929,598
Residential	34,264	85,799	81,493	342,248	543,804
Construction, development and other	270,777	585,470	12,526	25,994	894,767
Farmland	4,510	20,979	4,520	2,370	32,379
Commercial and industrial	465,913	1,645,486	64,517	6,948	2,182,864
Consumer	261	1,388	381	235	2,265
Municipal and other	13,127	80,530	87	—	93,744
Total loans	$1,072,595	$3,200,247	$415,463	$563,153	$5,251,458
Amounts with fixed rates	$308,341	$659,724	$80,783	$28,319	$1,077,167
Amounts with floating rates	$764,254	$2,540,523	$334,680	$534,834	$4,174,291

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, loan modifications to borrowers experiencing financial difficulties, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of March 31, 2026	As of December 31, 2025
Nonaccrual loans	$29,222	$10,120
Loans > 90 days and still accruing	6,396	11,360
Total nonperforming loans	$35,618	$21,480
Other real estate owned and repossessed assets	8,388	8,388
Total nonperforming assets	$44,006	$29,868
Ratio of nonaccrual loans to total loans	0.56%	0.23%
Ratio of nonperforming loans to total loans	0.68%	0.49%
Ratio of nonperforming loans to total assets	0.54%	0.40%
Ratio of nonperforming assets to total assets	0.67%	0.56%
Ratio of nonperforming loans to total loans plus OREO	0.68%	0.49%
Ratio of allowance for credit losses to nonaccrual loans	176.08%	434.28%

We had $44.0 million in nonperforming assets as of March 31, 2026, compared to $29.9 million as of December 31, 2025. The increase was primarily due to one loan for approximately $17.1 million that was placed on nonaccrual, partially offset by a $5.0 million decline in loans over 90 days past due and still accruing. Included in nonperforming assets, nonperforming loans were $35.6 million and $21.5 million as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of March 31, 2026	As of December 31, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$618	$1,235
Non-farm non-residential non-owner occupied	17,140	99
Residential	374	387
Construction, development and other	603	—
Commercial and industrial	10,487	8,399
	$29,222	$10,120

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Deteriorated	Doubtful	Total
March 31, 2026
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$554,608	$2,655	$12,299	$2,475	$—	$572,037
Non-farm non-residential non-owner occupied	871,722	21,579	33,347	2,950	—	929,598
Residential	543,507	—	297	—	—	543,804
Construction, development and other	885,961	5,391	3,415	—	—	894,767
Farmland	31,622	—	757	—	—	32,379
Commercial and industrial	2,142,347	30,559	7,851	2,107	—	2,182,864
Consumer	2,233	32	—	—	—	2,265
Municipal and other	93,744	—	—	—	—	93,744
Gross loans	$5,125,744	$60,216	$57,966	$7,532	$—	$5,251,458

December 31, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$414,506	$6,725	$13,484	$—	$—	$434,715
Non-farm non-residential non-owner occupied	689,381	4,619	16,401	—	—	710,401
Residential	333,055	—	364	—	—	333,419
Construction, development and other	819,938	—	3,415	—	—	823,353
Farmland	25,719	766	—	—	—	26,485
Commercial and industrial	1,863,861	34,836	7,919	—	—	1,906,616
Consumer	1,542	34	—	—	—	1,576
Municipal and other	158,186	—	—	—	—	158,186
Gross loans	$4,306,188	$46,980	$41,583	$—	$—	$4,394,751

Allowance for Credit Losses

In accordance with ASC 326, the allowance for credit losses on loans is estimated and recognized upon origination of the loan based on current expected credit losses. The amount of the allowance for credit losses represents management's best estimate of current expected credit losses on the Company's loans considering available information, from internal and external sources, relevant to assessing the exposure to credit loss over the contractual term of the loan. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information on ASC 326, see “—Critical Accounting Policies—Allowance for Credit Losses” below and Note 1 – Nature of Operations and Summary of Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses in the notes to our consolidated financial statements included elsewhere in this Form 10-Q.

As of March 31, 2026, the allowance for credit losses for loans totaled $51.5 million, or 0.98% of total loans. As of December 31, 2025, the allowance for credit losses for loans totaled $43.9 million, or 1.00% of total loans. The increase in our allowance for credit losses for loans was primarily due to the $6.8 million initial allowance on acquired loans resulting from the Merger and $715,000 provision for credit losses on loans for the three months ended March 31, 2026.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Allowance for credit losses at beginning of period	$43,949	$40,304
Initial Allowance on Acquired Loans	6,786	—
Provision for credit losses on loans	715	550
Charge-offs:
Commercial and industrial	—	(810)
Municipal and other	(26)	—
Total charge-offs	(26)	(810)
Recoveries:
Non-farm non-residential non-owner occupied	—	350
Commercial and industrial	31	62
Total recoveries	31	412
Net recoveries (charge-offs)	5	(398)
Allowance for credit losses at end of period	$51,455	$40,456
Ratio of net recoveries (charge-offs) to average loans(1)	0.00%	(0.04)%

(1)
Interim periods annualized.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of March 31, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,586	10.9%	$2,337	9.9%
Non-farm non-residential non-owner occupied	6,249	17.7%	4,843	16.2%
Residential	3,623	10.4%	2,008	7.6%
Construction, development and other	7,061	17.0%	6,955	18.7%
Farmland	169	0.6%	116	0.6%
Commercial and industrial	29,965	41.6%	26,673	43.4%
Consumer	12	0.0%	6	0.0%
Municipal and other	790	1.8%	1,011	3.6%
	$51,455	100.0%	$43,949	100.00%

Securities

Our investment portfolio consists of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and collateralized mortgage obligations, corporate bonds, asset-backed securities classified as available-for-sale, and asset-backed securities classified as held-to-maturity. The carrying value of available-for-sale securities is adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. Investment securities held-to-maturity represent those securities for which we have the positive intent and ability to hold until maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts.

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of March 31, 2026 and December 31, 2025.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
March 31, 2026
Investment securities available-for-sale:
U.S. government and agency securities	$5,614	$—	$4	$5,610
State and municipal securities	15,465	260	124	15,601
Mortgage-backed securities and collateralized mortgage obligations	259,739	2,562	527	261,774
Corporate bonds	141,727	2,282	1,108	142,901
Asset-backed securities	9,960	—	—	9,960
	$432,505	$5,104	$1,763	$435,846

December 31, 2025
Investment securities available-for-sale:
U.S. government and agency securities	$6,247	$—	$9	$6,238
State and municipal securities	13,078	342	20	13,400
Mortgage-backed securities and collateralized mortgage obligations	220,193	3,818	99	223,912
Corporate bonds	138,102	2,461	921	139,642
	$377,620	$6,621	$1,049	$383,192

As of March 31, 2026, the carrying amount of the available-for-sale security portfolio was $435.8 million, compared to $383.2 million as of December 31, 2025, an increase of $52.7 million, or 13.7%. The increase relates primarily to maturities, calls and paydowns of $33.3 million and net acquisitions of $88.2 million in agencies, municipal securities, mortgage-back securities and corporate bonds during the three months ended March 31, 2026. Investment securities available-for-sale represented 6.6% and 7.2% of total assets as of March 31, 2026 and December 31, 2025, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of March 31, 2026 and December 31, 2025, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The Class A-1 Notes are classified as held-to-maturity investments. At March 31, 2026 and December 31, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
Investment securities held-to-maturity:
Asset-backed securities	$191,980	$—	$1,437	$190,543
	$191,980	$—	$1,437	$190,543
December 31, 2025
Investment securities held-to-maturity:
Asset-backed securities	$192,008	$—	$2,902	$189,106
	$192,008	$—	$2,902	$189,106

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2026, by contractual maturity, are shown below:

	As of March 31, 2026
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one year to five years	$47,077	$47,480	$191,980	$190,543
Due from five years to ten years	111,224	111,983	—	—
Over ten years	14,465	14,609	—	—
	172,766	174,072	191,980	190,543
Mortgage-backed securities and collateralized mortgage obligations	259,739	261,774	—	—
	$432,505	$435,846	$191,980	$190,543

The weighted average life of our investment portfolio was 4.11 years and 3.99 years as of March 31, 2026 and December 31, 2025, respectively.

Deposits

Total deposits as of March 31, 2026 were $5.72 billion, an increase of $1.09 billion, or 23.5%, compared to $4.63 billion as of December 31, 2025. Noninterest-bearing deposits as of March 31, 2026 were $577.2 million, an increase of $82.2 million, or 16.6%, compared to $495.0 million as of December 31, 2025. Total interest-bearing account balances as of March 31, 2026 were $5.14 billion, an increase of $1.01 billion, or 24.3%, from $4.13 billion as of December 31, 2025.

The components of deposits as of the dates shown below were as follows:

	As of March 31, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$4,274,721	83.2%	$3,362,601	81.4%
Savings	25,392	0.5%	21,589	0.5%
Time deposits $100,000 and over	801,750	15.6%	722,359	17.5%
Time deposits less than $100,000	35,997	0.7%	25,339	0.6%
Total interest-bearing deposits	$5,137,860	89.9%	$4,131,888	89.3%
Noninterest-bearing demand deposits	$577,217	10.1%	$495,000	10.7%
Total deposits	$5,715,077	100.0%	$4,626,888	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of March 31, 2026
Three months or less	$235,638
Over three months through six months	131,811
Over six months through twelve months	154,530
Over twelve months	29,711
$551,690

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Three Months Ended		Year Ended
	March 31, 2026		December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$549,111	—	$446,692	—
Interest-bearing demand deposits	3,920,569	3.41%	3,083,658	3.85%
Savings	23,679	0.79%	23,668	1.12%
Time deposits	817,393	4.19%	718,967	4.38%
Total interest-bearing deposits	4,761,641	3.53%	3,826,293	3.93%
Total deposits	$5,310,752	3.17%	$4,272,985	3.52%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2026 was 10.3% and for the year ended December 31, 2025 was 10.5%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of March 31, 2026	As of December 31, 2025
FHLB advances	$—	$—
Line of Credit - Senior Debt	57,875	37,875
Note Payable - Subordinated Debt	81,016	80,965
Total borrowings	$138,891	$118,840

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of March 31, 2026 and December 31, 2025, borrowing capacity available under this arrangement was $642.0 million and $499.5 million, respectively. We had no FHLB advances outstanding at March 31, 2026 or December 31, 2025. Our cost of FHLB advances was 3.16% and 4.41% for the three months ended March 31, 2026 and for the year ended December 31, 2025, respectively. In addition, letters of credit with the FHLB in the amount of $483.1 million and $592.0 million were outstanding at March 31, 2026 and December 31, 2025, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from April 2026 through March 2027 as of March 31, 2026.

Line of Credit - Senior Debt. The Company has a $70.0 million revolving line of credit facility that was modified effective March 10, 2026, whereby the facility was increased by $15.0 million. The modification did not affect the note rate, which remains unchanged at The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2028. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $55.0 million facility was due on March 10, 2026. At March 31, 2026 and December 31, 2025, the outstanding balance was $57.9 million and $37.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. At both March 31, 2026 and December 31, 2025, the Company had $82.3 million in outstanding principal and $1.3 million in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.03% and 6.22% for the three months ended March 31, 2026 and 2025, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of March 31, 2026 and December 31, 2025, total borrowing capacity under this arrangement was $1.7 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of March 31, 2026 or December 31, 2025.

Federal Funds Lines of Credit. At March 31, 2026 and December 31, 2025, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $41.5 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at March 31, 2026 or December 31, 2025.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the three months ended March 31, 2026 and for the year ended December 31, 2025, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At March 31, 2026, the Company had borrowing capacity available under FHLB advances of $642.0 million, line of credit - senior debt of $12.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.7 billion, and federal funds lines of credit of $41.5 million. At December 31, 2025, the Company had borrowing capacity under FHLB advances of $499.5 million, line of credit - senior debt of $17.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $6.15 billion for the three months ended March 31, 2026 and $4.98 billion for the year ended December 31, 2025.

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2026	2025
Sources of Funds:
Deposits:
Noninterest-bearing	8.9%	9.0%
Interest-bearing	77.4%	76.9%
FHLB advances	0.7%	0.7%
Note payable and line of credit	2.1%	2.3%
Other liabilities	1.0%	1.1%
Shareholders’ equity	9.9%	10.0%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	80.0%	82.0%
Investment securities available-for-sale	6.6%	8.0%
Investment securities held-to-maturity	3.1%	2.6%
Federal funds sold and other interest-earning assets	5.9%	3.2%
Other noninterest-earning assets	4.4%	4.2%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	10.3%	10.5%
Average total loans to average deposits	93.6%	96.4%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of March 31, 2026, we had $1.75 billion in outstanding commitments to extend credit and $96.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2025, we had $1.69 billion in outstanding commitments to extend credit and $97.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2026 and December 31, 2025, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of March 31, 2026, we had cash and cash equivalents of $431.3 million, compared to $181.2 million as of December 31, 2025.

Capital Resources

Total shareholders’ equity increased to $650.5 million as of March 31, 2026, compared to $531.0 million as of December 31, 2025, an increase of $119.5 million, or 22.5%. This increase was primarily the result of the Merger and $16.4 million in net income for the three months ended March 31, 2026, offset by $3.3 million of other comprehensive loss on securities and derivatives and the $1.2 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of March 31, 2026 and December 31, 2025, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum To Be
	March 31, 2026	December 31, 2025	Requirement	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.65%	9.65%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.84%	8.65%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.96%	9.97%	8.50%	N/A
Total capital (to risk weighted assets)	12.13%	12.48%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.84%	11.84%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.23%	12.23%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.23%	12.23%	8.50%	8.00%
Total capital (to risk weighted assets)	13.02%	13.14%	10.50%	10.00%

Use of Derivatives to Manage Interest Rate and Other Risks

In the ordinary course of business, we enter into derivative transactions to manage various risks and to accommodate the business requirements of our customers.

Cash Flow Hedges

During March 2026, we entered into a five-year interest rate swap agreement. The notional value of the instrument is $100 million, and it is a receive-fixed facility with an interest rate of 3.34%. The swap is effective March 3, 2027, and is scheduled to mature on March 3, 2032. The swap is designated as a cash flow hedge, with changes in fair value recognized in other comprehensive income.

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

For the three months ended March 31, 2026 and 2025, approximately $764,000 and $600,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At March 31, 2026, the Company expected approximately $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At March 31, 2026, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At March 31, 2026, our derivative assets and liabilities totaled $2.4 million and $3.5 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2026		As of December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	1.24%	(6.71)%	2.94%	(5.97)%
+ 200	0.91%	(4.02)%	2.10%	(3.16)%
+ 100	0.48%	(1.71)%	1.09%	(1.13)%
Base	—	—	—	—
-100	(0.48)%	1.11%	(1.10)%	(0.15)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and such other risk factors as we may disclose in other reports and statements filed with the SEC. There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K filed with the SEC on March 4, 2026.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchases of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(b)
January 1, 2026 - January 31, 2026	—	$—	—	$30,000,000
February 1, 2026 - February 28, 2026	150	$40.59	—	$30,000,000
March 1, 2026 - March 31, 2026	3,839	$37.34	—	$30,000,000

(a) Represents shares of common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

(b) On June 17, 2025, we announced that our Board of Directors had authorized a new share repurchase program (the “Repurchase Program”) under which we may repurchase up to $30 million of our common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. As of March 31, 2026, no shares were repurchased under the Repurchase Program. Under the Repurchase Program, we may periodically buy our shares through open market transactions at current market prices, privately negotiated deals, block trades, or other methods compliant with federal securities laws. The Repurchase Program can be extended, modified, amended, suspended, or halted at any time by our Board of Directors and does not obligate us to repurchase our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.2

Renewal, Extension and Modification of Loan, effective March 10, 2026, by and among Third Coast Bancshares, Inc. and American National Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2026).

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

Third Coast Bancshares, Inc.

Date: May 5, 2026	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: May 5, 2026	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer