Form 10-Q
period 2026-06-30
Third Coast Bancshares, Inc.
filed 2026-08-04
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 16,654,970 shares of common stock, par value $1.00 per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$404,165	$175,202
Federal funds sold	6,732	6,027
Total cash and cash equivalents	410,897	181,229
Interest bearing time deposits in other banks	273	267
Investment securities available-for-sale	405,251	383,192
Investment securities held-to-maturity	191,952	192,008
Loans, net of allowance for credit losses of $53,591 and $43,949 at June 30, 2026 and December 31, 2025, respectively	5,382,823	4,350,802
Accrued interest receivable	30,306	29,236
Premises and equipment, net	40,178	24,789
Other real estate owned	27,321	8,388
Bank-owned life insurance	77,856	76,357
Non-marketable equity securities, at cost	23,538	16,424
Deferred tax asset, net	23,843	6,450
Derivative assets	2,594	2,544
Right-of-use asset - operating leases	16,953	17,066
Core deposit intangibles, net	8,081	646
Goodwill	46,079	18,034
Other assets	47,556	33,327
Total assets	$6,735,501	$5,340,759
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$642,748	$495,000
Interest bearing	5,212,718	4,131,888
Total deposits	5,855,466	4,626,888
Accrued interest payable	5,872	5,957
Derivative liabilities	4,289	3,142
Lease liability - operating leases	18,011	18,130
Other liabilities	39,647	36,775
Line of credit - Senior Debt	60,375	37,875
Note payable - Subordinated Debentures, net	81,068	80,965
Total liabilities	6,064,728	4,809,732
Commitments and contingent liabilities - See Notes 10 and 19
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at June 30, 2026 and December 31, 2025	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 16,717,589 and 13,969,517 issued; and 16,639,127 and 13,891,055 outstanding at June 30, 2026 and December 31, 2025, respectively	16,718	13,970
Common stock - non-voting, $1 par value; 3,500,000 shares authorized	—	—
Additional paid-in capital	429,931	323,929
Retained earnings	219,238	183,238
Accumulated other comprehensive income	5,916	10,920
Treasury stock: at cost; 78,462 shares at June 30, 2026 and December 31, 2025	(1,099)	(1,099)
Total shareholders' equity	670,773	531,027
Total liabilities and shareholders' equity	$6,735,501	$5,340,759

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Interest income:
Loans, including fees	$94,584	$79,706	$180,477	$152,793
Investment securities available-for-sale	6,482	5,505	12,589	11,198
Investment securities held-to-maturity	2,549	1,607	4,947	1,607
Federal funds sold and other	2,374	1,844	5,362	3,830
Total interest income	105,989	88,662	203,375	169,428
Interest expense:
Deposit accounts	43,384	37,535	84,868	73,761
FHLB advances and other borrowings	2,329	1,753	4,586	3,496
Total interest expense	45,713	39,288	89,454	77,257
Net interest income	60,276	49,374	113,921	92,171
Provision for credit losses	2,069	2,130	2,649	2,580
Net interest income after provision for credit losses	58,207	47,244	111,272	89,591
Noninterest income:
Service charges and other fees	3,174	2,125	6,349	4,402
Earnings on bank-owned life insurance	748	743	1,498	1,420
Loss on sale of investment securities available-for-sale	(93)	(110)	(104)	(338)
Gain on sale of factored receivables	3,463	—	3,463	—
Gain on sales of SBA loans	—	44	—	74
Other	425	(152)	544	199
Total noninterest income	7,717	2,650	11,750	5,757
Noninterest expense:
Salaries and employee benefits	24,804	18,179	49,612	36,520
Occupancy and equipment expense	3,259	2,783	6,608	5,617
Legal and professional	2,271	1,927	5,492	3,358
Data processing and network expense	1,595	1,162	3,009	2,282
Regulatory assessments	1,331	1,203	2,541	2,509
Advertising and marketing	737	503	1,376	912
Software purchases and maintenance	1,421	1,149	2,840	2,408
Loan operations and other real estate owned expense	656	439	1,193	708
Telephone and communications	158	115	302	290
Other	2,192	1,386	3,554	2,350
Total noninterest expense	38,424	28,846	76,527	56,954
Net income before income tax expense	27,500	21,048	46,495	38,394
Income tax expense	5,513	4,301	8,140	8,058
Net income	21,987	16,747	38,355	30,336
Preferred stock dividends declared	1,184	1,185	2,355	2,356
Net income available to common shareholders	$20,803	$15,562	$36,000	$27,980
Earnings per common share:
Basic earnings per share	$1.25	$1.12	$2.29	$2.03
Diluted earnings per share	$1.08	$0.96	$1.97	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$21,987	$16,747	$38,355	$30,336
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period	(485)	(38)	(2,727)	5,260
Reclassification for net losses realized through the sale of securities	93	110	104	338
Tax effect	82	(15)	551	(1,175)
Other comprehensive (loss) income on securities, net of tax	(310)	57	(2,072)	4,423
Unrealized (loss) gain on derivatives:
Unrealized holding (loss) gain arising during the period	(1,051)	—	(2,172)	2,161
Gain on termination of derivative instruments	—	1,050	—	1,506
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(775)	(837)	(1,539)	(1,597)
Tax effect	383	(45)	779	(435)
Other comprehensive (loss) income on derivatives, net of tax	(1,443)	168	(2,932)	1,635
Total other comprehensive (loss) income	(1,753)	225	(5,004)	6,058
Total comprehensive income	$20,234	$16,972	$33,351	$36,394

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2024	$69	$—	$13,848	$—	$321,696	$121,697	$4,508	$(1,099)	$460,719
Net income	—	—	—	—	—	30,336	—	—	30,336
Share-based compensation	—	—	—	—	738	—	—	—	738
Stock options exercised	—	—	55	—	592	—	—	—	647
Restricted stock grants	—	—	32	—	(32)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(5)	—	(22)	—	—	—	(27)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,058	—	6,058
Preferred dividends declared - Series A, $33.94 per share	—	—	—	—	—	(2,356)	—	—	(2,356)
Balance, June 30, 2025	$69	$—	$13,930	$—	$322,972	$149,677	$10,566	$(1,099)	$496,115

Balance, December 31, 2025	$69	$—	$13,970	$—	$323,929	$183,238	$10,920	$(1,099)	$531,027
Net income	—	—	—	—	—	38,355	—	—	38,355
Share-based compensation	—	—	—	—	1,149	—	—	—	1,149
Stock options exercised	—	—	77	—	1,044	—	—	—	1,121
Restricted stock grants	—	—	102	—	(102)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(4)	—	(145)	—	—	—	(149)
Common stock issued upon acquisition of Keystone Bancshares, Inc.	—	—	2,561	—	101,301	—	—	—	103,862
Stock options issued upon conversion of equity awards acquired from Keystone Bancshares, Inc.	—	—	—	—	2,286	—	—	—	2,286
Restricted stock grants issued upon conversion of equity awards acquired from Keystone Bancshares, Inc.	—	—	12	—	469	—	—	—	481
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,004)	—	(5,004)
Preferred dividends declared - Series A, $33.94 per share	—	—	—	—	—	(2,355)	—	—	(2,355)
Balance, June 30, 2026	$69	$—	$16,718	$—	$429,931	$219,238	$5,916	$(1,099)	$670,773

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

								Accumulated
						Additional		Other
	Preferred Stock			Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B		Voting	Non-Voting	Capital	Earnings	Income	Stock	Total
Balance, March 31, 2025	$69	$—		$13,904	$—	$322,456	$134,115	$10,341	$(1,099)	$479,786
Net income	—	—		—	—	—	16,747	—	—	16,747
Share-based compensation	—	—		—	—	406	—	—	—	406
Stock options exercised	—	—		17	—	119	—	—	—	136
Restricted stock grants	—	—		9	—	(9)	—	—	—	—
Other comprehensive income, net of tax	—	—		—	—	—	—	225	—	225
Preferred dividends declared - Series A, $17.06 per share	—	—		—	—	—	(1,185)	—	—	(1,185)
Balance, June 30, 2025	$69	$—		$13,930	$—	$322,972	$149,677	$10,566	$(1,099)	$496,115

Balance, March 31, 2026	$69	$—		$16,641	$—	$428,815	$198,435	$7,669	$(1,099)	$650,530
Net income	—	—		—	—	—	21,987	—	—	21,987
Share-based compensation	—	—		—	—	724	—	—	—	724
Stock options exercised	—	—		54	—	702	—	—	—	756
Restricted stock grants	—	—		23	—	(23)	—	—	—	—
Capital adjustment related to transfer of assets acquired from Keystone Bancshares, Inc.	—	—		—	—	(287)	—	—	—	(287)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,753)	—	(1,753)
Preferred dividends declared - Series A, $17.06 per share	—	—		—	—	—	(1,184)	—	—	(1,184)
Balance, June 30, 2026	$69	$—		$16,718	$—	$429,931	$219,238	$5,916	$(1,099)	$670,773

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$38,355	$30,336
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	2,649	2,580
Changes in deferred tax, net	(16,063)	1,189
Share-based compensation	1,149	738
Loss on sale of investment securities available-for-sale	104	338
Gain on sale of factored receivables	(3,463)	—
Gain on sale of SBA loans	—	(74)
Write-up of other real estate owned	(51)	(184)
Loss on sale of other real estate owned	—	3
Writedown of fixed assets	34	9
Accretion of premium on securities, net	(1,350)	(332)
Accretion of gain on terminated cash flow hedges	(1,539)	(1,597)
Accretion of loan fees	(7,015)	(7,136)
Amortization of subordinated debt origination costs	103	103
Depreciation and amortization	3,286	2,373
Earnings on bank-owned life insurance	(1,498)	(1,420)
Net change in operating leases	(6)	29
Net change in derivative assets and liabilities	(1,076)	700
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,847)	(4,640)
Accrued interest payable and other liabilities	(5,508)	1,339
Net cash provided by operating activities	6,264	24,354
Cash flows from investing activities:
Net (increase) decrease in interest bearing deposits in other banks	(6)	94
Net purchase of non-marketable equity securities	(1,877)	(2,781)
Investment securities available-for-sale activity:
Purchases	(2,492,185)	(50,700)
Sales	60,695	53,407
Maturities, calls and principal paydowns	2,479,920	31,166
Purchases of investment securities held-to-maturity	—	(206,074)
Proceeds from termination of derivative instruments	—	1,506
Net originations on loans held for investment	(237,857)	(116,230)
Net additions to bank premises and equipment	(15,031)	(748)
Proceeds from sales of foreclosed assets	—	137
Purchase of bank-owned life insurance	—	(5,000)
Net cash acquired from acquisition of Keystone Bancshares, Inc.	64,125	—
Net cash used in investing activities	(142,216)	(295,223)
Cash flows from financing activities:
Net increase (decrease) in deposits	384,516	(29,629)
Net repayment of FHLB Advances	(40,000)	—
Net advance from line of credit - senior debt	22,500	—
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(149)	(27)
Proceeds from stock options exercised	1,121	647
Dividends paid on Series A preferred stock	(2,368)	(2,368)
Net cash provided by (used in) financing activities	365,620	(31,377)
Change in cash and cash equivalents	229,668	(302,246)
Cash and cash equivalents at beginning of period	181,229	421,202
Cash and cash equivalents at end of period	$410,897	$118,956

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$89,539	$76,847
Cash paid for federal income taxes and purchased tax credits	$18,607	$2,200
Net cash payments for state income taxes	$424	$740
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$18,882	$7,675
Right of use lease assets obtained in exchange for operating lease liabilities	$1,185	$106
Common stock issued for acquisition of Keystone Bancshares, Inc.	$103,862	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, a Texas banking association (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company,” “we,” “us” or “our”), provide general consumer and commercial banking services through 21 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Ballinger, Bee Cave, Humble, Kingwood, The Woodlands, Houston-Memorial City, Beaumont, Port Arthur-Mid County, Houston-Galleria, Conroe, Pearland, Lake Jackson, Dallas, Fort Worth, Plano, Detroit, La Vernia, Nixon, Austin, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. Substantially all of the assets of TCCC were sold to Gulf Coast Bank & Trust Company (“Gulf Coast”) effective June 25, 2026 (see Note 3 – Loans and Allowance for Credit Losses). The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the full year ending December 31, 2026. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

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

June 30, 2026 and December 31, 2025

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

Allowance for Credit Losses

The Company utilizes Accounting Standards Codification (“ASC”) 326 to measure portfolio credit losses. The standard applies an “expected loss” model which encompasses allowances for losses expected to be incurred over the life of the portfolio. The current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. The relevant ASC 326 accounting policies are described below.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

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

PSL are accounted for under Financial Accounting Standards Board (“FASB”) ASC Topic 310-20. Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate. The Company’s policy for determining when to discontinue accruing interest on PSL and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

An ACL is calculated using a methodology similar to that described for originated loans. PSL are subsequently evaluated for any required allowance at each reporting date. Such required allowance for each loan is compared to the remaining fair value discount for that loan. If greater, the excess is recognized as an addition to the allowance through a provision for credit losses. If less than the discount, no

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for the loan.

PCD loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan meeting the criteria above and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted. These credit discounts (“nonaccretable marks”) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for credit losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCD loans, increases in cash flows over those expected at the acquisition date result in move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for credit losses.

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At June 30, 2026 and December 31, 2025, the Company was servicing loans previously sold of approximately $17.4 million and $13.4 million, respectively. The related servicing assets receivable was not material to the consolidated financial statements at June 30, 2026 and December 31, 2025.

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

June 30, 2026 and December 31, 2025

amortized over the lease term of the related lease agreement. The Company does not recognize short-term operating leases on the consolidated balance sheets. A short-term lease has a term of 12 months or less and does not have a purchase option that is likely to be exercised.

Other Real Estate Owned

Other real estate owned, or OREO, represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for credit losses. Costs of improvements are capitalized, whereas costs relating to holding the properties and subsequent adjustments to the value are expensed. Operating and holding expenses, net of related income, are included in loan operations and other real estate owned expense on the accompanying consolidated statements of income. Gains or losses on dispositions are reflected in noninterest income as incurred.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the accompanying consolidated balance sheets at their cash surrender values. Income from these policies and changes in the cash surrender values are reported in the accompanying consolidated statements of income.

Non-Marketable Equity Securities

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

Marketable Equity Securities

In connection with the acquisition of Keystone Bank on February 1, 2026, the Company acquired marketable equity securities which represent investments in Community Capital CRA stock and Farmer Mac stock. The securities are carried at fair value and reported in other assets in the consolidated balance sheets. Unrealized holding gains and losses are reported as a component of noninterest income.

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

June 30, 2026 and December 31, 2025

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $1.4 million and $912,000 for the six months ended June 30, 2026 and 2025, respectively, and $737,000 and $503,000 for the three months ended June 30, 2026 and 2025, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

June 30, 2026 and December 31, 2025

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

ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326), Purchased Loans

On January 1, 2026, the Company adopted ASU 2025-08, “Financial Instruments -- Credit Losses (Topic 326): Purchased Loans,” which amends the guidance in ASC Topic 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition for PSL by recognizing them at their purchase price plus an allowance for PSL with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The standard eliminates the day one credit loss, double count issue in a business combination or asset acquisition for non-PCD assets.

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

June 30, 2026 and December 31, 2025

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

The carrying amount of securities available-for-sale and their approximate fair values as of June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
Securities available-for-sale:
U.S government and agency securities	$4,917	$—	$13	$4,904
State and municipal securities	15,011	702	32	15,681
Mortgage-backed securities and collateralized mortgage obligations	237,305	2,293	892	238,706
Corporate bonds	135,099	2,327	1,416	136,010
Asset-backed securities	9,970	—	20	9,950
	$402,302	$5,322	$2,373	$405,251

December 31, 2025
Securities Available-for-sale:
U.S. government and agency securities	$6,247	$—	$9	$6,238
State and municipal securities	13,078	342	20	13,400
Mortgage-backed securities and collateralized mortgage obligations	220,193	3,818	99	223,912
Corporate bonds	138,102	2,461	921	139,642
	$377,620	$6,621	$1,049	$383,192

Securitization of Commercial Real Estate Loans

During the second quarter of 2025, the Company completed two securitizations totaling $250 million of revolving commercial real estate loans secured by interests in 1-4 family residential dwellings located throughout the United States. In connection with the transactions, the Company purchased Class A-1 asset backed notes, Series 2025-1, for a total of $78 million on April 1, 2025; and Class A-1 asset backed notes, Series 2025-2 for a total of $127.5 million on June 3, 2025. The Company is not affiliated with the issuer of the notes. Further information regarding the securitization of commercial real estate loans is presented in Note 3 – Loans and Allowance for Credit Losses.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

The Class A-1 Notes are classified as held-to-maturity investments. At June 30, 2026 and December 31, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
Securities held-to-maturity:
Asset-backed securities	$191,952	$—	$1,409	$190,543
	$191,952	$—	$1,409	$190,543
December 31, 2025
Securities held-to-maturity:
Asset-backed securities	$192,008	$—	$2,902	$189,106
	$192,008	$—	$2,902	$189,106

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

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2026, by contractual maturity, are shown below.

	June 30, 2026
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Carrying Value	Estimated Fair Value
Due from one year to five years	$40,930	$40,928	$191,952	$190,543
Due from five to ten years	107,056	107,920	—	—
Over ten years	17,011	17,697	—	—
	164,997	166,545	191,952	190,543
Mortgage-backed securities and collateralized mortgage obligations	237,305	238,706	—	—
	$402,302	$405,251	$191,952	$190,543

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

The following table summarizes securities with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in thousands)	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
June 30, 2026
Securities available-for-sale:
U.S. government and agency securities	$—	$—	$13	$4,904	$13	$4,904
State and municipal securities	32	4,266	—	—	32	4,266
Mortgage-backed securities and collateralized mortgage obligations	873	87,235	19	208	892	87,443
Corporate bonds	929	46,543	487	13,049	1,416	59,592
Asset-backed securities	20	9,950	—	—	20	9,950
	$1,854	$147,994	$519	$18,161	$2,373	$166,155
Securities held-to-maturity:
Asset-backed securities	$1,409	$190,543	$—	$—	$1,409	$190,543
December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$9	$6,238	$—	$—	$9	$6,238
State and municipal securities	20	2,419	—	1,000	20	3,419
Mortgage-backed securities and collateralized mortgage obligations	67	26,493	32	3,446	99	29,939
Corporate bonds	505	39,935	416	13,418	921	53,353
	$601	$75,085	$448	$17,864	$1,049	$92,949
Securities held-to-maturity:
Asset-backed securities	$2,902	$189,106	$—	$—	$2,902	$189,106

There were 50 investments in an unrealized loss position at June 30, 2026, and 39 investments in an unrealized loss position at December 31, 2025. As of June 30, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale or held-to-maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The Company pledges investment securities as collateral for some of its public fund depositors. As of June 30, 2026, the Company had $18.7 million in pledged securities. There were no pledged securities as of December 31, 2025.

The following table summarizes proceeds received from the sale of securities available-for-sale and their related gross gains and losses for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Securities available-for-sale:
Proceeds from sales	$18,798	$39,769	$60,695	$53,407
Gross gain	5	402	13	402
Gross loss	98	512	117	740
Net loss	$(93)	$(110)	$(104)	$(338)

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$583,989	$434,715
Non-farm non-residential non-owner occupied	932,147	710,401
Residential	530,189	333,419
Construction, development & other	887,805	823,353
Farmland	32,898	26,485
Commercial & industrial	2,369,582	1,906,616
Consumer	1,871	1,576
Municipal and other	97,933	158,186
	5,436,414	4,394,751
Allowance for credit losses	(53,591)	(43,949)
Loans, net	$5,382,823	$4,350,802

Total loans are presented net of unaccreted discounts and net deferred fees totaling $24.6 million and $22.0 million at June 30, 2026 and December 31, 2025, respectively.

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

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due 90 days or more segregated by class of loans were as follows:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Non-accrual	Non-accrual loans with no ACL	Accruing loans past due 90 days or more	Non-accrual	Non-accrual loans with no ACL	Accruing loans past due 90 days or more
Real estate loans:
Non-farm non-residential owner occupied	$3,320	$846	$500	$1,235	$1,235	$679
Non-farm non-residential non-owner occupied	5,584	5,584	—	99	99	5,503
Residential	198	198	2,509	387	209	2,023
Construction, development & other	—	—	1,136	—	—	1,847
Commercial & industrial	12,455	12,196	1,410	8,399	8,120	1,308
	$21,557	$18,824	$5,555	$10,120	$9,663	$11,360

For the six months ended June 30, 2026 and 2025, approximately $109,000 and $115,000, respectively, was recognized in interest income due to loan status changes from nonaccrual to accrual status.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

An age analysis of past due loans, segregated by class of loans, was as follows:

(Dollars in thousands)	30-59 days	60-89 days	Over 90 days	Total past due	Total current	Total loans
June 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$1,548	$4,314	$3,820	$9,682	$574,307	$583,989
Non-farm non-residential non-owner occupied	510	3,691	5,584	9,785	922,362	932,147
Residential	441	178	2,707	3,326	526,863	530,189
Construction, development & other	2,353	2,812	1,136	6,301	881,504	887,805
Farmland	—	—	—	—	32,898	32,898
Commercial & industrial	1,026	2,675	13,865	17,566	2,352,016	2,369,582
Consumer	—	—	—	—	1,871	1,871
Municipal and other	64	—	—	64	97,869	97,933
	$5,942	$13,670	$27,112	$46,724	$5,389,690	$5,436,414

December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$5,695	$816	$1,914	$8,425	$426,290	$434,715
Non-farm non-residential non-owner occupied	5,094	497	5,602	11,193	699,208	710,401
Residential	5,512	—	2,410	7,922	325,497	333,419
Construction, development & other	—	603	1,847	2,450	820,903	823,353
Farmland	—	—	—	—	26,485	26,485
Commercial & industrial	3,517	558	9,707	13,782	1,892,834	1,906,616
Consumer	—	—	—	—	1,576	1,576
Municipal and other	60	24	—	84	158,102	158,186
	$19,878	$2,498	$21,480	$43,856	$4,350,895	$4,394,751

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

The following table summarizes loan modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2026 and the year ended December 31, 2025:

	Types of modifications to borrowers experiencing financial difficulty
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Total class of loan	Principal forgiveness	Term extension	WAR (*)	Payment deferral	Other payment modifications	Combined term extension and payment deferral
June 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	1	$2,475	0.4%	$—	$—	0.00%	$—	$2,475	$—
Residential	3	1,672	0.3%	—	1,672	0.00%	—	—	—
Commercial & industrial	2	3,409	0.1%	—	500	1.73%	—	—	2,909
	6	$7,556	0.1%	$—	$2,172		$—	$2,475	$2,909
December 31, 2025
Commercial & industrial	1	$2,812	0.1%	—	2,812	0.0%	$—	$—	$—

(*) Weighted average rate decrease.

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due.

For the six months ended June 30, 2026 and the year ended December 31, 2025, there were no receivables modified within the last twelve months that were in default.

Sale of Third Coast Commercial Capital, Inc. Assets

Effective June 25, 2026, the Company closed the sale of substantially all of the assets of TCCC to Gulf Coast, a well-established, large bank-owned accounts receivable platform. The transaction provides for total consideration of approximately $27.5 million at closing, and a gain of $3.5 million, along with a structured ongoing revenue share. Third Coast will continue to offer factoring solutions through a strategic partnership with Gulf Coast.

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

June 30, 2026 and December 31, 2025

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

The following tables summarize the Company’s internal ratings of its loans at June 30, 2026 and December 31, 2025:

(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Deteriorated	Doubtful	Total
June 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$557,257	$9,492	$14,765	$2,475	$—	$583,989
Non-farm non-residential non-owner occupied	891,549	21,495	16,142	2,961	—	932,147
Residential	529,096	—	1,093	—	—	530,189
Construction, development & other	879,654	5,339	2,812	—	—	887,805
Farmland	32,147	—	751	—	—	32,898
Commercial & industrial	2,337,928	11,278	18,507	1,869	—	2,369,582
Consumer	1,842	29	—	—	—	1,871
Municipal and other	97,933	—	—	—	—	97,933
	$5,327,406	$47,633	$54,070	$7,305	$—	$5,436,414

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$414,506	$6,725	$13,484	$—	$434,715
Non-farm non-residential non-owner occupied	689,381	4,619	16,401	—	710,401
Residential	333,055	—	364	—	333,419
Construction, development & other	819,938	—	3,415	—	823,353
Farmland	25,719	766	—	—	26,485
Commercial & industrial	1,863,861	34,836	7,919	—	1,906,616
Consumer	1,542	34	—	—	1,576
Municipal and other	158,186	—	—	—	158,186
	$4,306,188	$46,980	$41,583	$—	$4,394,751

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

The following tables summarize the Company's loans by risk grades, loan class and vintage, at June 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior Years	Cost Basis	Total
June 30, 2026
Real estate loans:
Non-farm non-residential owner occupied
Pass	$52,202	$124,409	$77,440	$39,952	$90,476	$150,038	$22,740	$557,257
Special Mention	—	2,628	—	—	1,018	5,846	—	9,492
Substandard	287	5,145	500	—	4,088	4,745	—	14,765
Purchased Credit Deteriorated	—	—	2,475	—	—	—	—	2,475
Total Non-Farm non-residential owner-occupied	$52,489	$132,182	$80,415	$39,952	$95,582	$160,629	$22,740	$583,989
Non-farm non-residential non-owner occupied
Pass	$127,312	$246,535	$101,965	$62,737	$156,573	$169,119	$27,308	$891,549
Special Mention	—	—	—	—	18,907	2,588	—	21,495
Substandard	4,240	5,500	85	—	—	6,317	—	16,142
Purchased Credit Deteriorated	2,961	—	—	—	—	—	—	2,961
Total Non-Farm non-residential non owner-occupied	$134,513	$252,035	$102,050	$62,737	$175,480	$178,024	$27,308	$932,147
Residential
Pass	$65,178	$81,742	$47,487	$75,671	$128,655	$92,903	$37,460	$529,096
Substandard	—	70	—	—	1,008	15	—	1,093
Total Residential	$65,178	$81,812	$47,487	$75,671	$129,663	$92,918	$37,460	$530,189
Construction, development & other
Pass	$48,311	$165,858	$82,303	$37,432	$9,483	$7,413	$528,854	$879,654
Special Mention	—	—	—	—	5,339	—	—	5,339
Substandard	—	2,812	—	—	—	—	—	2,812
Total Construction, development & other	$48,311	$168,670	$82,303	$37,432	$14,822	$7,413	$528,854	$887,805
Farmland
Pass	$9,022	$2,032	$3,135	$8,155	$7,970	$1,130	$703	$32,147
Substandard	751	—	—	—	—	—	—	751
Total Farmland	$9,773	$2,032	$3,135	$8,155	$7,970	$1,130	$703	$32,898
Commercial & industrial
Pass	$219,684	$342,741	$87,920	$62,194	$62,557	$36,205	$1,526,627	$2,337,928
Special Mention	—	541	757	8,069	—	—	1,911	11,278
Substandard	5,403	1,128	300	2,792	907	617	7,360	18,507
Purchased Credit Deteriorated	—	335	159	—	1,340	—	35	1,869
Total Commercial & industrial	$225,087	$344,745	$89,136	$73,055	$64,804	$36,822	$1,535,933	$2,369,582
Consumer
Pass	$157	$732	$133	$458	$137	$225	$—	$1,842
Special Mention	—	—	—	29	—	—	—	29
Total Consumer	$157	$732	$133	$487	$137	$225	$—	$1,871
Municipal and other
Pass	$380	$2,196	$85	$17,415	$2,180	$127	$75,550	$97,933
Total Municipal and other	$380	$2,196	$85	$17,415	$2,180	$127	$75,550	$97,933
Total Loans	$535,888	$984,404	$404,744	$314,904	$490,638	$477,288	$2,228,548	$5,436,414

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied
Pass	$100,756	$64,629	$23,658	$64,818	$81,912	$63,195	$15,538	$414,506
Special Mention	4,013	—	—	—	1,284	1,428	—	6,725
Substandard	1,017	—	87	4,103	4,115	4,162	—	13,484
Total Non-Farm non-residential owner-occupied	$105,786	$64,629	$23,745	$68,921	$87,311	$68,785	$15,538	$434,715
Non-farm non-residential non-owner occupied
Pass	$220,305	$74,690	$63,540	$153,972	$122,038	$30,599	$24,237	$689,381
Special Mention	—	—	—	1,976	—	2,643	—	4,619
Substandard	9,856	100	—	—	6,161	284	—	16,401
Total Non-Farm non-residential non owner-occupied	$230,161	$74,790	$63,540	$155,948	$128,199	$33,526	$24,237	$710,401
Residential
Pass	$65,081	$39,057	$72,387	$74,976	$56,620	$18,219	$6,715	$333,055
Substandard	73	82	—	209	—	—	—	364
Total Residential	$65,154	$39,139	$72,387	$75,185	$56,620	$18,219	$6,715	$333,419
Construction, development & other
Pass	$116,531	$79,226	$73,153	$59,248	$3,624	$3,724	$484,432	$819,938
Substandard	3,415	—	—	—	—	—	—	3,415
Total Construction, development & other	$119,946	$79,226	$73,153	$59,248	$3,624	$3,724	$484,432	$823,353
Farmland
Pass	$2,653	$3,172	$7,206	$6,720	$210	$671	$5,087	$25,719
Special Mention	—	—	—	—	766	—	—	766
Total Farmland	$2,653	$3,172	$7,206	$6,720	$976	$671	$5,087	$26,485
Commercial & industrial
Pass	$391,690	$120,852	$66,291	$64,184	$30,736	$9,585	$1,180,523	$1,863,861
Special Mention	914	870	8,526	252	—	97	24,177	34,836
Substandard	70	1,236	2,951	742	249	387	2,284	7,919
Total Commercial & industrial	$392,674	$122,958	$77,768	$65,178	$30,985	$10,069	$1,206,984	$1,906,616
Consumer
Pass	$804	$102	$354	$177	$10	$95	$—	$1,542
Special Mention	—	—	34	—	—	—	—	34
Total Consumer	$804	$102	$388	$177	$10	$95	$—	$1,576
Municipal and other
Pass	$36,101	$73	$19,347	$3,410	$560	$19	$98,676	$158,186
Total Municipal and other	$36,101	$73	$19,347	$3,410	$560	$19	$98,676	$158,186
Total Loans	$953,279	$384,089	$337,534	$434,787	$308,285	$135,108	$1,841,669	$4,394,751

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

The following tables summarize the Company's gross charge-offs by origination year and loan class for the six months ended June 30, 2026 and the year ended December 31, 2025.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior Years	Cost Basis	Total
June 30, 2026
Real estate loans:
Commercial & industrial	$—	$—	$—	$—	$(225)	$(40)	$(6)	$(271)
Municipal and other	—	—	—	(7)	(26)	(17)	—	(50)
Total Charge-Offs	$—	$—	$—	$(7)	$(251)	$(57)	$(6)	$(321)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
December 31, 2025
Real estate loans:
Commercial & industrial	$—	$(72)	$(43)	$(1,785)	$—	$(385)	$(1,819)	$(4,104)
Municipal and other	—	—	(4)	(30)	—	(10)	—	(44)
Total Charge-Offs	$—	$(72)	$(47)	$(1,815)	$—	$(395)	$(1,819)	$(4,148)

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

June 30, 2026 and December 31, 2025

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2026 and 2025:

(Dollars in thousands)	Beginning Balance	Initial Allowance on Acquired Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Six Months Ended June 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$2,337	$794	$138	$—	$—	$3,269
Non-farm non-residential non-owner occupied	4,843	1,868	(601)	—	—	6,110
Residential	2,008	1,489	(187)	—	—	3,310
Construction, development & other	6,955	487	(70)	—	—	7,372
Farmland	116	21	34	—	—	171
Commercial & industrial	26,673	2,121	3,486	(271)	472	32,481
Consumer	6	5	(2)	—	—	9
Municipal and other	1,011	1	(97)	(50)	4	869
	$43,949	$6,786	$2,701	$(321)	$476	$53,591

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Six Months Ended June 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$3,015	$(202)	$—	$—	$2,813
Non-farm non-residential non-owner occupied	4,460	(787)	—	350	4,023
Residential	2,014	(96)	—	—	1,918
Construction, development & other	14,728	(2,991)	—	—	11,737
Farmland	187	(28)	—	—	159
Commercial & industrial	15,370	6,386	(3,213)	89	18,632
Consumer	10	(5)	—	—	5
Municipal and other	520	228	—	—	748
	$40,304	$2,505	$(3,213)	$439	$40,035

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at June 30, 2026 and 2025.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2026 and 2025:

(Dollars in thousands)	Beginning Balance	Initial Allowance on Acquired Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended June 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$3,586	$—	$(317)	$—	$—	$3,269
Non-farm non-residential non-owner occupied	6,249	—	(139)	—	—	6,110
Residential	3,623	—	(313)	—	—	3,310
Construction, development & other	7,061	—	311	—	—	7,372
Farmland	169	—	2	—	—	171
Commercial & industrial	29,965	—	2,346	(271)	441	32,481
Consumer	12	—	(3)	—	—	9
Municipal and other	790	—	99	(24)	4	869
	$51,455	$—	$1,986	$(295)	$445	$53,591

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended June 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$2,815	$(2)	$—	$—	$2,813
Non-farm non-residential non-owner occupied	4,123	(100)	—	—	4,023
Residential	2,021	(103)	—	—	1,918
Construction, development & other	14,491	(2,754)	—	—	11,737
Farmland	178	(19)	—	—	159
Commercial & industrial	16,419	4,589	(2,403)	27	18,632
Consumer	7	(2)	—	—	5
Municipal and other	402	346	—	—	748
	$40,456	$1,955	$(2,403)	$27	$40,035

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

The following tables present the amortized cost basis of collateral dependent loans and the collateral type which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
June 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$3,320	$—	$—	$3,320
Non-farm non-residential non-owner occupied	8,546	—	—	8,546
Residential	198	—	—	198
Construction, development & other	2,812	—	—	2,812
Commercial & industrial	—	10,503	1,528	12,031
	$14,876	$10,503	$1,528	$26,907

December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$1,235	$—	$—	$1,235
Non-farm non-residential non-owner occupied	99	—	—	99
Residential	387	—	—	387
Commercial & industrial	—	5,893	2,153	8,046
	$1,721	$5,893	$2,153	$9,767

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

June 30, 2026 and December 31, 2025

In connection with the February 1, 2026 acquisition of loans from Keystone Bancshares, Inc. and its subsidiary, Keystone Bank, SSB, the PCD loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)
Contractual required payments	$8,235
Non-accretable difference (expected loss)	1,029
Cash flows expected to be collected at acquisition	7,206
Accretable yield	708
Basis in acquired Keystone Bank, SSB PCD loans	$6,498

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCD loans:

(Dollars in thousands)	June 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$2,980
Non-farm non-residential non-owner occupied	2,989
Commercial & industrial	2,023
Total outstanding balances	$7,992
Carrying amount	$7,305

The accretable discount is accreted into income using the interest method over the life of the loans. At June 30, 2026, unaccreted discounts on PCD loans totaled approximately $687,000 and were included in net loans in the accompanying consolidated balance sheets.

At June 30, 2026, the allowance for credit losses related to PCD loans disclosed above was approximately $34,000.

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

Accretable yield, or income expected to be collected on PCD loans was as follows:

(Dollars in thousands)	June 30, 2026
Balance at beginning of year	$—
New loans acquired from Keystone Bank, SSB acquisition	708
Accretion of income	(21)
Balance at end of period	$687

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	June 30, 2026	December 31, 2025
Building and building improvements	30 - 40 years and 5 - 40 years	$26,152	$14,353
Land		7,096	3,894
Equipment	3 - 5 years	7,871	7,571
Leasehold improvements	3 - 12 years	14,511	14,513
Furniture and fixtures	5 - 10 years	7,497	5,979
Automobiles	5 years	58	58
Construction in process		511	172
		63,696	46,540
Accumulated depreciation		(23,518)	(21,751)
		$40,178	$24,789

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

Depreciation expense was approximately $2.5 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively, and approximately $1.3 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Transaction accounts:
Noninterest bearing demand accounts	$642,748	$495,000
Interest bearing demand accounts	4,318,942	3,362,601
Savings	27,894	21,589
Total transaction accounts	4,989,584	3,879,190
Time deposits	865,882	747,698
Total deposits	$5,855,466	$4,626,888

The aggregate amount of time deposits in denominations greater than $250,000 totaled approximately $613.1 million and $539.4 million as of June 30, 2026 and December 31, 2025, respectively.

Scheduled maturities of time deposits at June 30, 2026 are as follows:

(Dollars in thousands)	Maturities by Year
2026 (six months remaining)	$482,245
2027	361,154
2028	16,743
2029	2,465
2030	2,747
2031	525
Thereafter	3
$865,882

At June 30, 2026 and December 31, 2025, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $3.1 million and $286,000, respectively.

6.
Income Taxes

During the six months ended June 30, 2026 and 2025, the Company recorded income tax provision expense of $8.1 million and $8.1 million, respectively, reflecting an effective tax rate of 17.5% and 21.0%, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded income tax provision expense of $5.5 million and $4.3 million, respectively, reflecting an effective tax rate of 20.0% and 20.4%, respectively. The effective tax rate for the six months ended June 30, 2026 was less than the statutory tax rate of 21% primarily due to the utilization of purchased federal income tax credits which reduced our tax liability during the year.

Purchased income tax credits are recorded in accordance with ASC Topic 740, “Income Taxes.” During March 2026, the Company purchased $22.0 million in discounted federal income tax credits and recognized $1.2 million as a reduction of income tax expense for the six months ended June 30, 2026 in the accompanying consolidated statements of income. The tax asset is expected to reduce current income tax obligations and is reported within other assets in the accompanying consolidated balance sheet.

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

June 30, 2026 and December 31, 2025

more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. GAAP also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of June 30, 2026 and December 31, 2025, borrowing capacity available under this arrangement was $870.3 million and $499.5 million, respectively. The Company had no FHLB advances outstanding at June 30, 2026 and December 31, 2025. Letters of credit with the FHLB in the amount of $617.2 million were issued at June 30, 2026. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from July 2026 through December 2027.

Line of Credit - Senior Debt

The Company has a $70.0 million revolving line of credit facility which was modified effective March 10, 2026, whereby the facility was increased by $15.0 million. The modification did not affect the note rate, which remains unchanged at the The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2028. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $55.0 million facility was due on March 10, 2026. At June 30, 2026 and December 31, 2025, the outstanding balance was $60.4 million and $37.9 million, respectively.

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

June 30, 2026 and December 31, 2025

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the Notes. The Company had $82.3 million each in outstanding principal as of June 30, 2026 and December 31, 2025, and $1.2 million and $1.3 million, respectively, in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of June 30, 2026 and December 31, 2025, total borrowing capacity under this arrangement was $1.9 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of June 30, 2026 or December 31, 2025.

Federal Funds Lines of Credit

At June 30, 2026 and December 31, 2025, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $41.5 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at June 30, 2026 and December 31, 2025.

8.
Stock Options and Warrants

2013 Stock Option Plan

Upon shareholder approval in 2008, the Bank adopted the 2008 Stock Option Plan. In 2013, upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At June 30, 2026, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Company adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At June 30, 2026, there were 3,766 shares remaining available for grant for future awards under the Director Plan.

Amended and Restated 2019 Omnibus Incentive Plan

On May 29, 2019, the Company’s shareholders approved the Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s board of directors. Under the 2019 Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and dividend equivalents. On May 20, 2021, the Company’s shareholders approved an amendment to the 2019 Plan such that the maximum number of shares reserved for issuance under the 2019 Plan was increased by an additional 500,000 shares. On May 21, 2026, the Company’s shareholders approved an amendment and restatement of the 2019 Plan that (a) increased the number of shares of the Company’s common stock reserved for issuance under the 2019 Plan by an additional 375,000 shares, (b) added certain minimum vesting requirements, (c) added provisions prohibiting the repricing of stock options and stock appreciation rights and prohibiting reload

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

stock options, (d) modified the provisions in the 2019 Plan related to dividends and stock splits with respect to restricted stock, and (e) made certain other administrative changes.

The maximum aggregate number of shares of common stock that may be issued under the amended and restated 2019 Plan is equal to the sum of (i) 1,175,000 shares of common stock, (ii) the total number of shares of common stock remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the amended and restated 2019 Plan. At June 30, 2026, there were 380,281 shares remaining available for grant for future awards under the amended and restated 2019 Plan.

Keystone Bancshares, Inc. 2021 Equity Incentive Plan

On February 1, 2026, the Company assumed the Keystone Bancshares, Inc. 2021 Equity Incentive Plan, as amended (the “Keystone Plan”) as part of the merger of the Company and Keystone. At merger date, 25,851 restricted stock units outstanding under the Keystone Plan were converted to 11,864 shares of the Company’s common stock, and 386,268 options outstanding under the Keystone Plan were converted to options to purchase 177,404 shares of the Company’s common stock at an exchange ratio of 0.45925, which was equal to the acquisition exchange rate for common shares. The options granted to employees under the Keystone Plan must be exercised within 5 years from the date of grant, and vesting schedules are determined on an individual basis. As of June 30, 2026, no shares were available for grant for future awards under the Keystone Plan.

Stock Options

The Company grants stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the six months ended June 30, 2026 were granted with an exercise price ranging from $36.06 to $39.61. Options granted during the six months ended June 30, 2025 were granted with an exercise price ranging from $30.31 to $35.40.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the six months ended June 30, 2026: risk-free interest rate ranging from 3.64% to 4.23%; dividend yield of 0.00%; estimated volatility ranging from 25.39% to 25.58%; and expected lives of options ranging from 1.0 to 7.5 years. The following assumptions were used for options granted in the six months ended June 30, 2025: risk-free interest rate ranging from 4.06% to 4.47%; dividend yield of 0.00%; estimated volatility ranging from 24.25% to 24.82%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense of $296,000 and $263,000, respectively, associated with stock options. For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense of $172,000 and $131,000, respectively, associated with stock options. As of June 30, 2026, there was approximately $1.3 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining period of 4.86 years. Forfeitures are recognized as they occur.

A summary of stock option activity for the six months ended June 30, 2026 and 2025 is presented below:

	June 30, 2026		June 30, 2025
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	830,500	$19.08	944,255	$18.76
Acquired and converted options from acquisition (*)	177,404	26.91	—	—
Granted during the period	56,800	37.58	10,000	32.86
Forfeited during the period	(14,408)	23.41	(17,381)	19.04
Exercised during the period	(105,395)	21.09	(63,574)	19.17
Outstanding at the end of period	944,901	$21.38	873,300	$19.03
Options exercisable at end of period	766,599	$19.64	639,810	$18.39
Weighted-average grant date fair value of options granted during the period		$10.89		$12.76

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

(*) Includes 29,852 options granted post-merger under the Keystone Plan which are not fully vested.

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $18.0 million and $15.9 million, respectively, at June 30, 2026. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $11.9 million and $9.1 million, respectively, at June 30, 2025.

The intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was approximately $2.0 million and $984,000, respectively.

A summary of the activity in the Company’s nonvested shares for the six months ended June 30, 2026 and 2025 is as follows:

	June 30, 2026		June 30, 2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	179,450	$5.33	320,970	$4.50
Acquired and converted options from acquisition	171,893	n/a	—	0.00
Granted during the period	56,800	6.59	10,000	12.76
Vested during the period	(226,041)	17.18	(93,380)	3.59
Forfeited during the period	(3,800)	7.53	(4,100)	3.65
Nonvested at end of period	178,302	$8.72	233,490	$6.10

Warrants

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”), or non-voting common stock, par value $1.00 per share (“Non-Voting Common Stock”), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The weighted average remaining contractual life of the outstanding Preferred Warrants was 3.25 years as of June 30, 2026.

As of both June 30, 2026 and 2025, the Company had Preferred Warrants for 175,000 underlying shares outstanding and exercisable at a weighted average exercise price of $22.50.

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

A summary of the activity for non-vested RSAs for the six months ended June 30, 2026 and 2025 is presented below:

	June 30, 2026		June 30, 2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	94,297	$20.45	98,240	$19.38
Granted during the period	101,682	38.55	31,661	31.95
Vested during the period	(40,053)	19.12	(45,838)	11.21
Forfeited during the period	—	—	(4,308)	25.80
Nonvested at the end of period	155,926	$30.85	79,755	$24.18

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. For the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense associated with RSAs of approximately $854,000 and $475,000, respectively. For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense associated with RSAs of approximately

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

$553,000 and $275,000, respectively. As of June 30, 2026, there was approximately $4.9 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over a weighted average remaining period of 4.27 years.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of June 30, 2026, the Company's operating lease ROU asset and operating lease liability totaled $17.0 million and $18.0 million, respectively.

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

As of June 30, 2026 and December 31, 2025, the weighted-average discount rate for the Company's operating leases was 4.71% and 4.75%, respectively. The Company's lease terms range from less than one year to one hundred forty-four months. As of June 30, 2026 and December 31, 2025, the weighted-average remaining term of the leases was 6.55 years and 6.81 years, respectively.

For the three and six months ended June 30, 2026 and 2025, operating lease cash flows (fixed payments) were approximately $877,000 and $824,000, respectively, and $1.7 million and $1.6 million, respectively.

Lease costs for the three and six months ended June 30, 2026 and 2025 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$876	$836	$1,736	$1,677
Short-term lease cost	20	2	38	5
Variable lease cost	367	345	732	712
Total lease cost	$1,263	$1,183	$2,506	$2,394

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2031 and thereafter is presented below:

(Dollars in thousands)	June 30, 2026
2026 (six months remaining)	$1,768
2027	3,537
2028	3,288
2029	3,127
2030	2,684
2031	2,488
Thereafter	3,983
Total undiscounted lease liability	20,875
Less: Discount on cash flows	(2,864)
Total operating lease liability	$18,011

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

June 30, 2026 and December 31, 2025

instruments. The Company generally uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$1,901,619	$1,689,540
Standby letters of credit	163,353	96,963
Total	$2,064,972	$1,786,503

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

At June 30, 2026 and December 31, 2025, the allowance for credit losses related to off-balance sheet exposures was $2.0 million and $1.8 million, respectively, and is recorded in other liabilities on the consolidated balance sheets.

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$1,922	$1,338	$1,780	$1,438
Acquisition of off-balance sheet commitments	$—	$—	277	—
Reversal (provision) of credit losses on off-balance sheet commitments	83	175	(52)	75
Total allowance for credit losses - off balance sheet commitments	$2,005	$1,513	$2,005	$1,513

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

June 30, 2026 and December 31, 2025

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

Marketable Equity Securities. Investments in Community Capital CRA bond fund and Farmer Mac stock are generally carried at fair value based upon Level 1 inputs from active stock exchanges.

Derivative Instruments. The estimated fair value of interest rate derivative positions are obtained from a pricing service that provides the swaps’ unwind value using Level 2 inputs.

There were no transfers between levels during the six months ended June 30, 2026, or during the year ended December 31, 2025.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At June 30, 2026
Securities available-for-sale:
U.S government and agency securities	$—	$4,904	$—	$4,904
State and municipal securities	—	15,681	—	15,681
Mortgage-backed securities and collateralized mortgage obligations	—	238,706	—	238,706
Corporate bonds	—	136,010	—	136,010
Asset-backed securities	—	—	9,950	9,950
Total investment securities available-for-sale	$—	$395,301	$9,950	$405,251
Asset-backed securities held-to-maturity	$—	$—	$190,543	$190,543
Marketable equity securities	$2,217	$—	$—	$2,217
Derivative assets:
Pass-through interest rate swaps	$—	$2,010	$—	$2,010
Risk participation agreements	—	3	—	3
Pay-fixed interest rate swaps	—	581	—	581
Total derivative assets	$—	$2,594	$—	$2,594
Derivative liabilities:
Cash flow hedges	$—	$2,172	$—	$2,172
Pass-through interest rate swaps	—	2,010	—	2,010
Pay-fixed interest rate swaps	—	107	—	107
Total derivative liabilities	$—	$4,289	$—	$4,289

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$—	$6,238	$—	$6,238
State and municipal securities	—	13,400	—	13,400
Mortgage-backed securities and collateralized mortgage obligations	—	223,912	—	223,912
Corporate bonds	—	139,642	—	139,642
Total investment securities available-for-sale	$—	$383,192	$—	$383,192
Derivative assets:
Pass-through interest rate swaps	$—	$2,501	$—	$2,501
Risk participation agreements	—	7	—	7
Pay-fixed interest rate swaps	—	36	—	36
Total derivative assets	$—	$2,544	$—	$2,544
Derivative liabilities:
Interest rate swaps	$—	$2,501	$—	$2,501
Pay-fixed interest rate swaps	—	641	—	641
Total derivative liabilities	$—	$3,142	$—	$3,142

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2026 and December 31, 2025:

Collateral Dependent Loans Evaluated Individually for Expected Credit Losses. At June 30, 2026, collateral dependent loans with a specific valuation allowance had carrying values of $5.6 million and specific valuation allowances totaling $462,000 resulting in a net fair value of $5.1 million based on Level 3 inputs. At December 31, 2025, collateral dependent loans with a specific valuation allowance

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

had carrying values of $458,000 and specific valuation allowances totaling $78,000 resulting in a net fair value of $380,000 based on Level 3 inputs.

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

The following table presents the activity for other real estate owned assets that were remeasured and recorded at fair value as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Balance at beginning of year, net of valuation allowance	$8,388	$862
Loans transferred to other real estate owned	18,882	7,962
Sales of other real estate owned	—	(655)
Add: Write-up included in other noninterest expense	51	219
Balance at end of period, net of valuation allowance	$27,321	$8,388

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

June 30, 2026 and December 31, 2025

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs
Marketable equity securities	$2,217	$2,217	$—	$—
Level 2 inputs
Cash and cash equivalents	$410,897	$410,897	$181,229	$181,229
Interest bearing time deposits in other banks	273	273	267	267
Securities available-for-sale	405,251	405,251	383,192	383,192
Non-marketable securities	23,538	23,538	16,424	16,424
Accrued interest receivable	30,306	30,306	29,236	29,236
Bank-owned life insurance	77,856	77,856	76,357	76,357
Derivative assets	2,594	2,594	2,544	2,544
	$950,715	$950,715	$689,249	$689,249
Level 3 inputs
Securities held-to-maturity	191,952	190,543	192,008	189,106
Loans, net	$5,382,823	$5,404,455	$4,350,802	$4,364,752
	$5,574,775	$5,594,998	$4,542,810	$4,553,858
Financial liabilities:
Level 2 inputs
Deposits	$5,855,466	$5,663,798	$4,626,888	$4,489,704
Accrued interest payable	5,872	5,872	5,957	5,957
Note payable and line of credit	141,443	139,840	118,840	115,665
Derivative liabilities	4,289	4,289	3,142	3,142
	$6,007,070	$5,813,799	$4,754,827	$4,614,468

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

At June 30, 2026 and December 31, 2025, the Company had federal funds sold aggregating approximately $6.7 million and $6.0 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $48.7 million and $43.4 million, respectively, at June 30, 2026 and December 31, 2025. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

At June 30, 2026 and December 31, 2025, the Company had $371.9 million and $281.3 million, respectively, in outstanding notional derivative balances with a financial institution counterparty. The derivative positions represent credit risk.

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

June 30, 2026 and December 31, 2025

under the Merged Plan) to the Company stock fund investment option. The number of shares held by the Third Coast Bank, SSB Employee Stock Ownership Plan immediately prior to the plan merger was 149,461 shares. Under the Merged Plan, discretionary contributions made by the Company will be invested at the direction of the plan participant, in accordance with participant plan elections.

For the six months ended June 30, 2026 and 2025, Company contributions to the Merged Plan were approximately $1.1 million and $830,000, respectively, and for the three months ended June 30, 2026 and 2025, Company contributions to the Merged Plan were approximately $592,000 and $423,000, respectively. Administrative expense related to the Merged Plan for the same six month periods totaled approximately $60,000 and $46,000, respectively, and for the same three month periods totaled approximately $33,000 and $26,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

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

For the six months ended June 30, 2026 and 2025, the Company had expensed $517,000 and $397,000, respectively, in deferred compensation related to the Phantom Stock Plan. For the three months ended June 30, 2026 and 2025, the Company had expensed $278,000 and $201,000, respectively, in deferred compensation related to the Phantom Stock Plan. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At June 30, 2026 and December 31, 2025, the aggregate amounts of loans to related parties were approximately $13.8 million and $9.3 million, respectively. During the six months ended June 30, 2026, loan originations and advances to related parties totaled $3.5 million, repayments from related parties totaled $391,000, and acquired loans to related parties totaled $1.4 million. Related party unfunded commitments at June 30, 2026 and December 31, 2025 were approximately $2.0 million and $2.2 million, respectively.

Deposit account balances for related parties at June 30, 2026 and December 31, 2025, totaled approximately $26.1 million and $21.5 million, respectively.

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

Share Repurchase Program

On June 17, 2025, the Company's Board of Directors authorized a new share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30 million of its common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. During June 2026, the Company’s Board of

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

Directors approved continuation of the Repurchase Program through June 30, 2027, with no change to the $30 million repurchase threshold. As of June 30, 2026, no shares have been acquired under the Repurchase Program.

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

June 30, 2026 and December 31, 2025

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2026 and December 31, 2025, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2026 and December 31, 2025. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since June 30, 2026 that management believes have changed the Bank’s category.

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of June 30, 2026
Total capital (to risk weighted assets)	$742,032	12.01%	≥	$648,544	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$610,697	9.89%	≥	$525,011	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$610,697	9.35%	≥	$261,335	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$544,537	8.82%	≥	$432,362	≥	7.00%		N/A		N/A
As of December 31, 2025
Total capital (to risk weighted assets)	$628,120	12.48%	≥	$528,317	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$501,426	9.97%	≥	$427,686	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$501,426	9.65%	≥	$207,886	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$435,266	8.65%	≥	$352,212	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of June 30, 2026
Total capital (to risk weighted assets)	$796,834	12.91%	≥	$647,846	≥	10.50%	≥	$616,996	≥	10.00%
Tier 1 capital (to risk weighted assets)	$746,567	12.10%	≥	$524,447	≥	8.50%	≥	$493,597	≥	8.00%
Tier 1 capital (to average assets)	$746,567	11.44%	≥	$261,101	≥	4.00%	≥	$326,376	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$746,567	12.10%	≥	$431,897	≥	7.00%	≥	$401,047	≥	6.50%
As of December 31, 2025
Total capital (to risk weighted assets)	$660,607	13.14%	≥	$527,767	≥	10.50%	≥	$502,636	≥	10.00%
Tier 1 capital (to risk weighted assets)	$614,878	12.23%	≥	$427,240	≥	8.50%	≥	$402,108	≥	8.00%
Tier 1 capital (to average assets)	$614,878	11.84%	≥	$207,672	≥	4.00%	≥	$259,591	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$614,878	12.23%	≥	$351,845	≥	7.00%	≥	$326,713	≥	6.50%

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

June 30, 2026 and December 31, 2025

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$21,987	$16,747	$38,355	$30,336
Less: dividends declared, Series A Preferred Stock	1,184	1,185	2,355	2,356
Net income available to common shareholders	$20,803	$15,562	$36,000	$27,980
Weighted-average shares outstanding for basic earnings per common share	16,591,144	13,836,830	15,707,810	13,807,079
Dilutive effect of stock compensation and other dilutive securities	3,743,061	3,554,298	3,744,228	3,609,063
Weighted-average shares outstanding for diluted earnings per common share	20,334,205	17,391,128	19,452,038	17,416,142
Basic earnings per share	$1.25	$1.12	$2.29	$2.03
Diluted earnings per share	$1.08	$0.96	$1.97	$1.74

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

For the six months ended June 30, 2026 and 2025, approximately $1.5 million and $1.6 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended June 30, 2026 and 2025, approximately $775,000 and $837,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At June 30, 2026, the Company expected approximately $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2026, no such deterioration was determined by management.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At June 30, 2026, the Company's derivative assets and liabilities totaled $2.6 million and $4.3 million, respectively.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2026 and December 31, 2025:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
June 30, 2026
Cash flow hedges:
Receive-fixed interest rate swaps	$100,000	$—	$2,172	USD-SOFR CME 1M	3.34%	5.7
Fair value hedges:
Risk participation agreements purchased	$4,695	$3	$—	—	7.48%	2.3
Risk participation agreements sold	134,990	—	—	—	4.14%	1.8
Commercial loan one-way interest rate swaps	90,181	581	107	6.74%	—	1.7
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	181,715	248	1,762	5.96%	6.26%	2.4
Financial institution counterparty	181,715	1,762	248	6.26%	5.96%	2.4
Total fair value hedges	593,296	2,594	2,117
Total derivatives	$693,296	$2,594	$4,289

(1) Weighted average rate.

(2) Weighted average life (in years).

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2025
Fair value hedges:
Risk participation agreements purchased	4,759	7	—	—	7.48%	2.8
Risk participation agreements sold	131,730	—	—	—	4.24%	2.0
Commercial loan one-way interest rate swaps	101,808	36	641	6.74%	—	2.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	179,444	1,383	1,118	—	6.42%	2.6
Financial institution counterparty	179,444	1,118	1,383	6.42%	—	2.6
Total fair value hedges	597,185	2,544	3,142
Total derivatives	$597,185	$2,544	$3,142

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangibles

As mentioned in Note 20 – Business Combinations, the Company recorded goodwill and core deposit intangibles of $28.0 million and $8.2 million, respectively, relating to the Keystone Bancshares, Inc. acquisition (see Note 20 — Business Combinations).

Goodwill and other intangible assets were $54.2 million and $18.7 million, respectively, as of June 30, 2026 and December 31, 2025.

Amortization expense of the core deposit intangible (“CDI”) was approximately $746,000 and $81,000 for the six months ended June 30, 2026 and 2025, respectively, and $436,000 and $41,000 for the three months ended June 30, 2026 and 2025, respectively. The remaining weighted average life was 9.17 years at June 30, 2026.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

Scheduled amortization of CDI at June 30, 2026 are as follows:

(Dollars in thousands)	CDI Amortization
2026 (six months remaining)	$841
2027	1,561
2028	1,399
2029	1,236
2030	913
2031	751
Thereafter	1,380
$8,081

19.
Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

20. Business Combinations

Effective February 1, 2026, the Company acquired 100% of the outstanding stock of Keystone Bancshares, Inc. and its subsidiary, Keystone Bank, SSB, with two branches located in Austin, Texas, one branch located in Ballinger, Texas, and one loan production office in Bastrop, Texas. In connection with the acquisition, the Company issued 2,560,695 shares of Company common stock and paid approximately $20.0 million in cash in exchange for the outstanding shares of stock of Keystone Bancshares, Inc.

The Company recognized total goodwill of approximately $28.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of consideration exchanged related to the Company’s stock was calculated based upon the price of the Company’s stock as of January 31, 2026. The goodwill in this acquisition resulted from a combination of expected synergies and expanded presence in the Austin market. None of the goodwill is expected to be deductible for income tax purposes.

During the six months ended June 30, 2026, the Company incurred expenses of approximately $4.1 million related to the acquisition. These expenses are primarily included in legal and professional expense, and salaries and employee benefits expense line items of the consolidated statements of income. Results of the acquired company were included in the Company’s results of operations beginning February 1, 2026.

Estimated values of the assets acquired and liabilities assumed on the effective date of February 1, 2026 are as follows:

(Dollars in thousands)
Assets of acquired bank:
Cash and cash equivalents	$84,131
Securities available-for-sale	71,811
Loans	805,219
Premises and equipment	2,859
Goodwill	28,045
Core deposit intangible	8,180
Federal Home Loan Bank stock	2,972
Other assets	16,017
Total assets acquired	$1,019,234
Liabilities of acquired bank:
Deposits	$844,237
Other liabilities	48,361
Total liabilities assumed	$892,598
Net assets	$126,636
Common stock issued @ $40.56 per share	$103,862
Other capital consideration for converted options and restricted stock units	$2,768
Cash paid	$20,006

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2026 and December 31, 2025

The loan portfolio had a fair value of $805.2 million at acquisition date and a contractual balance of $812.8 million.

Proforma Financial Information (unaudited)

The results of operations of Keystone have been included in the Company’s consolidated financial statements prospectively beginning on February 1, 2026. The Company has determined it is impractical to disclose stand-alone revenues and earnings for legacy Keystone subsequent to merger date due to the merging of certain processes. The following table provides the unaudited pro forma results of operations for the three and six months ended June 30, 2026 and 2025, as if the acquisition had occurred on January 1, 2025. The pro forma results combine the historical results of Keystone into our consolidated statements of income, including the impact of certain acquisition accounting adjustments which include loan discount accretions, intangible assets amortization, and deposit premium amortization. Proforma combined results for the six months ended June 30, 2026 include $4.1 million of acquisition-related expenses attributable to the acquisition, which primarily include, but are not limited to, severance costs and legal and professional services. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset disposition. Recognized acquisition-related expense and other adjustments related to the timing of expenses are included in net income before income tax expense in the following table:

	Unaudited Pro Forma Combined Results
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net interest income	60,276	58,153	116,957	109,559
Noninterest income	7,717	3,087	11,908	6,541
Net income before income tax expense	27,500	23,698	42,139	44,058

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate twenty-one branches, with ten branches in the Greater Houston market, three branches in the Dallas-Fort Worth market, six branches in the Austin-San Antonio market, one branch in Detroit, Texas, and one branch in Ballinger, Texas. As of June 30, 2026, we had, on a consolidated basis, total assets of $6.74 billion, total loans of $5.44 billion, total deposits of $5.86 billion and total shareholders’ equity of $670.8 million.

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

Pursuant to the Merger Agreement, on February 1, 2026, Merger Sub merged with and into Keystone (the “Merger”), with Keystone surviving as a wholly owned subsidiary of the Company. Immediately following the Merger, Keystone merged with and into the Company, with the Company surviving the merger (the “Second Step Merger”). Immediately following the Second Step Merger, Keystone Bank merged with and into the Bank, with the Bank surviving the merger. In connection with the Merger, we issued approximately 2.6 million shares of our common stock and paid approximately $20.0 million in cash.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Interest income	$105,989	$88,662	$17,327	19.5%	$203,375	$169,428	$33,947	20.0%
Interest expense	45,713	39,288	6,425	16.4%	89,454	77,257	12,197	15.8%
Net interest income	60,276	49,374	10,902	22.1%	113,921	92,171	21,750	23.6%
Provision for credit losses	2,069	2,130	(61)	(2.9)%	2,649	2,580	69	2.7%
Noninterest income	7,717	2,650	5,067	191.2%	11,750	5,757	5,993	104.1%
Noninterest expense	38,424	28,846	9,578	33.2%	76,527	56,954	19,573	34.4%
Income before income taxes	27,500	21,048	6,452	30.7%	46,495	38,394	8,101	21.1%
Income tax expense	5,513	4,301	1,212	28.2%	8,140	8,058	82	1.0%
Net income	$21,987	$16,747	$5,240	31.3%	$38,355	$30,336	$8,019	26.4%

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

Six months ended June 30, 2026 vs. Six months ended June 30, 2025

Net interest income increased $21.8 million, or 23.6%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increased interest income, partially offset by increased interest expense. The increase in interest income primarily resulted from an increase in loans, slightly offset by a decrease in loan yields. The increase in interest expense primarily resulted from an increase in interest-bearing demand deposits, slightly offset by a reduction in rates paid on interest-bearing demand deposits. Average loans increased from $4.00 billion for the six months ended June 30, 2025 to $5.17 billion for the six months ended June 30, 2026, primarily as a result of the Merger. The yield on loans for the six months ended June 30, 2026 was 7.03%, compared to 7.70% for the six months ended June 30, 2025. Interest expense related to interest bearing deposit accounts was $84.9 million and $73.8 million for six months ended June 30, 2026 and 2025, respectively. Average interest-bearing deposits increased from $3.71 billion for the six months ended June 30, 2025 to $4.94 billion for the six months ended June 30, 2026, primarily as a result of the Merger. The average rate paid on interest-bearing deposits decreased from 4.01% for the six months ended June 30, 2025 to 3.47% for the six months ended June 30, 2026. For the six months ended June 30, 2026, net interest margin and net interest spread were 3.75% and 3.17%, respectively, compared to 4.02% and 3.31%, respectively, for the six months ended June 30, 2025.

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

	For the Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$5,173,415	$180,477	7.03%	$4,000,428	$152,793	7.70%
Investment securities available-for-sale	417,702	12,589	6.08%	390,233	11,198	5.79%
Investment securities held-to-maturity	191,984	4,947	5.20%	59,028	1,607	5.49%
Federal funds sold and other interest- earning assets	339,200	5,362	3.19%	178,371	3,830	4.33%
Total interest-earning assets	6,122,301	203,375	6.70%	4,628,060	169,428	7.38%
Less: allowance for credit losses	(50,688)			(40,613)
Total interest-earning assets, net of allowance	6,071,613			4,587,447
Noninterest-earning assets	301,164			204,379
Total assets	$6,372,777			$4,791,826
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,935,861	$84,868	3.47%	$3,709,721	$73,761	4.01%
Note payable and line of credit	135,260	4,036	6.02%	111,687	3,432	6.20%
FHLB advances	32,394	550	3.42%	2,735	64	4.72%
Total interest-bearing liabilities	5,103,515	89,454	3.53%	3,824,143	77,257	4.07%
Noninterest-bearing deposits	574,193			427,482
Other liabilities	56,924			58,758
Total liabilities	5,734,632			4,310,383
Shareholders’ equity	638,145			481,443
Total liabilities and shareholders’ equity	$6,372,777			$4,791,826
Net interest income		$113,921			$92,171
Net interest spread(1)			3.17%			3.31%
Net interest margin(2)			3.75%			4.02%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $7.2 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

	For the Six Months Ended June 30, 2026 compared to 2025
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$44,801	$(17,117)	$27,684
Investment securities available-for-sale	788	603	1,391
Investment securities held-to-maturity	4,477	(1,137)	3,340
Federal funds sold and other interest-earning assets	3,453	(1,921)	1,532
Total increase in interest income	$53,519	$(19,572)	$33,947
Interest-bearing liabilities:
Interest-bearing deposits	$24,380	$(13,273)	$11,107
Note payable and line of credit	724	(120)	604
FHLB advances	694	(208)	486
Total increase in interest expense	$25,798	$(13,601)	$12,197
Increase in net interest income	$27,721	$(5,971)	$21,750

Three months ended June 30, 2026 vs. Three months ended June 30, 2025

Net interest income increased $10.9 million, or 22.1%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increased interest income, partially offset by increased interest expense. The increase in interest income primarily resulted from an increase in loans, slightly offset by a decrease in loan yields. The increase in interest expense primarily resulted from an increase in interest-bearing demand deposits, slightly offset by a reduction in rates paid on interest-bearing demand deposits. Average loans increased from $4.02 billion for the three months ended June 30, 2025 to $5.37 billion for the three months ended June 30, 2026, primarily as a result of the Merger. The yield on loans for the three months ended June 30, 2026 was 7.06%, compared to 7.95% for the three months ended June 30, 2025. Interest expense related to interest bearing deposit accounts was $43.4 million and $37.5 million for three months ended June 30, 2026 and 2025, respectively. Average interest-bearing deposits increased from $3.77 billion for the three months ended June 30, 2025 to $5.11 billion for the three months ended June 30, 2026, primarily as a result of the Merger. The average rate paid on interest-bearing deposits decreased from 4.00% for the three months ended June 30, 2025 to 3.41% for the three months ended June 30, 2026. For the three months ended June 30, 2026, net interest margin and net interest spread were 3.83% and 3.25%, respectively, compared to 4.22% and 3.52%, respectively, for the three months ended June 30, 2025.

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

	For the Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$5,371,846	$94,584	7.06%	$4,020,771	$79,706	7.95%
Investment securities available-for-sale	432,863	6,482	6.01%	382,439	5,505	5.77%
Investment securities held-to-maturity	191,970	2,549	5.33%	117,407	1,607	5.49%
Federal funds sold and other interest earning assets	315,434	2,374	3.02%	169,943	1,844	4.35%
Total interest-earning assets	6,312,113	105,989	6.73%	4,690,560	88,662	7.58%
Less: allowance for credit losses	(52,533)			(40,631)
Total interest-earning assets, net of allowance	6,259,580			4,649,929
Noninterest-earning assets	330,121			210,170
Total assets	$6,589,701			$4,860,099
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,108,166	$43,384	3.41%	$3,766,801	$37,535	4.00%
Note payable and line of credit	139,733	2,091	6.00%	111,712	1,719	6.17%
FHLB advances	24,719	238	3.86%	2,916	34	4.68%
Total interest-bearing liabilities	5,272,618	45,713	3.48%	3,881,429	39,288	4.06%
Noninterest-bearing deposits	599,000			431,144
Other liabilities	54,236			56,785
Total liabilities	5,925,854			4,369,358
Shareholders’ equity	663,847			490,741
Total liabilities and shareholders' equity	$6,589,701			$4,860,099
Net interest income		$60,276			$49,374
Net interest spread(1)			3.25%			3.52%
Net interest margin(2)			3.83%			4.22%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $4.0 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively.

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

	For the Three Months Ended June 30, 2026 compared to 2025
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans, gross	$26,783	$(11,905)	$14,878
Investment securities available-for-sale	726	251	977
Investment securities held-to-maturity	2,206	(1,264)	942
Federal funds sold and other interest-earning assets	1,579	(1,049)	530
Total increase (decrease) in interest income	$31,294	$(13,967)	$17,327
Interest-bearing liabilities:
Interest-bearing deposits	$13,366	$(7,517)	$5,849
Note payable and line of credit	431	(59)	372
FHLB advances	254	(50)	204
Total increase (decrease) in interest expense	$14,051	$(7,626)	$6,425
Increase in net interest income	$17,243	$(6,341)	$10,902

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

The provision for credit losses for both the six months ended June 30, 2026 and 2025 was $2.6 million. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, the allowance for credit losses for loans totaled $53.6 million, or 0.99% of total loans, compared to $43.9 million, or 1.00% of total loans, as of December 31, 2025. The increase in the allowance for credit losses for loans was primarily due to the Merger. At June 30, 2026, the allowance for credit losses for unfunded loan commitments was $2.0 million, compared to $1.8 million at December 31, 2025. No allowance for credit losses for securities was recorded as of June 30, 2026 or December 31, 2025.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Noninterest Income:
Service charges and fees	$3,174	$2,125	$1,049	49.4%	$6,349	$4,402	$1,947	44.2%
Earnings on bank-owned life insurance	748	743	5	0.7%	1,498	1,420	78	5.5%
Loss on sale of investment securities available-for-sale	(93)	(110)	17	(15.5)%	(104)	(338)	234	(69.2)%
Gain on sale of factored receivables	3,463	—	3,463	100.0%	3,463	—	3,463	100.0%
Gain on sale of SBA loans	—	44	(44)	(100.0)%	—	74	(74)	(100.0)%
Other	425	(152)	577	(379.6)%	544	199	345	173.4%
Total noninterest income	$7,717	$2,650	$5,067	191.2%	$11,750	$5,757	$5,993	104.1%

Six months ended June 30, 2026 vs. Six months ended June 30, 2025

The increase in noninterest income of $6.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the gain on sale of factored receivables and increased service charges and fees.

Three months ended June 30, 2026 vs. Three months ended June 30, 2025

The increase in noninterest income of $5.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to the gain on sale of factored receivables and increased service charges and fees.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Noninterest Expense:
Salaries and employee benefits	$24,804	$18,179	$6,625	36.4%	$49,612	$36,520	$13,092	35.8%
Occupancy and equipment expenses	3,259	2,783	476	17.1%	6,608	5,617	991	17.6%
Legal and professional fees	2,271	1,927	344	17.9%	5,492	3,358	2,134	63.5%
Data processing and network expenses	1,595	1,162	433	37.3%	3,009	2,282	727	31.9%
Regulatory assessments	1,331	1,203	128	10.6%	2,541	2,509	32	1.3%
Advertising and marketing	737	503	234	46.5%	1,376	912	464	50.9%
Software purchases and maintenance	1,421	1,149	272	23.7%	2,840	2,408	432	17.9%
Loan operations and other real estate owned expense	656	439	217	49.4%	1,193	708	485	68.5%
Telephone and communications	158	115	43	37.4%	302	290	12	4.1%
Other	2,192	1,386	806	58.2%	3,554	2,350	1,204	51.2%
Total noninterest expense	$38,424	$28,846	$9,578	33.2%	$76,527	$56,954	$19,573	34.4%

Six months ended June 30, 2026 vs. Six months ended June 30, 2025

The increase in noninterest expense of $19.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to increases in salaries and employee benefit expenses, increases in legal and professional fees, and increases in other expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $49.6 million for the six months ended June 30, 2026, an increase of $13.1 million, or 35.8%, compared to $36.5 million for the same period in 2025. The increase was primarily due to merger-related expenses, increased salary expense resulting from new hires and increased bonus expense. For the six months ended June 30, 2026, the average number of employees was 477, compared to an average number of employees of 380 for the six months ended June 30, 2025.

Legal and professional fees were $5.5 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to increased expenses related to the Merger.

Other noninterest expenses were $3.6 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to an increase in amortization expense of core deposit intangibles related to the Merger.

Three months ended June 30, 2026 vs. Three months ended June 30, 2025

The increase in noninterest expense of $9.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to increases in salaries and employee benefit expenses and increases in other expenses, primarily due to the Merger.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $24.8 million for the three months ended June 30, 2026, an increase of $6.6 million, or 36.4%, compared to $18.2 million for the same period in 2025. The increase was primarily due to merger-related expenses, increased salary expense resulting from new hires and increased bonus expense. For the three months ended June 30, 2026, the average number of employees was 509, compared to an average number of employees of 386 for the three months ended June 30, 2025.

Other noninterest expenses were $2.2 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to an increase in amortization expense of core deposit intangibles related to the Merger, an increase in expenses related to Federal Home Loan Bank letters of credit and an increase in expenses related to investor relations and public filings.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Income tax expense	$5,513	$4,301	$8,140	$8,058
Effective tax rate	20.0%	20.4%	17.5%	21.0%

The effective tax rate for the six months ended June 30, 2026 was less than the statutory tax rate of 21% due to the utilization of purchased federal income tax credits which reduced our tax liability during the quarter.

Financial Condition

Total assets were $6.74 billion as of June 30, 2026, compared to $5.34 billion as of December 31, 2025. The increase in total assets of $1.39 billion was primarily a result of the Merger during the six months ended June 30, 2026.

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

As of June 30, 2026, total loans were $5.44 billion, an increase of $1.04 billion, or 23.7%, compared to $4.39 billion as of December 31, 2025, primarily as a result of the Merger. Real estate loans and commercial and industrial loans accounted for the majority of the loan growth, increasing $638.7 million and $463.0 million, respectively, from December 31, 2025. The growth was partially offset by a $60.3 million decrease in municipal and other loans from December 31, 2025. Total loans as a percentage of deposits were 92.8% and 95.0% as of June 30, 2026 and December 31, 2025, respectively. Total loans as a percentage of assets were 80.7% and 82.3% as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$583,989	10.7%	$434,715	11.3%
Non-farm non-residential non-owner occupied	932,147	17.2%	710,401	16.4%
Residential	530,189	9.8%	333,419	8.5%
Construction, development and other	887,805	16.3%	823,353	22.0%
Farmland	32,898	0.6%	26,485	0.8%
Commercial and industrial	2,369,582	43.6%	1,906,616	37.8%
Consumer	1,871	0.0%	1,576	0.0%
Municipal and other	97,933	1.8%	158,186	3.2%
Total loans	$5,436,414	100.0%	$4,394,751	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $149.3 million, or 34.3%, to $584.0 million as of June 30, 2026 from $434.7 million as of December 31, 2025.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $221.7 million, or 31.2%, to $932.1 million as of June 30, 2026 from $710.4 million as of December 31, 2025.

The following table summarizes our commercial real estate loans by type of property securing the loans:

	As of June 30, 2026
(Dollars in thousands)	Amount	Average Loan Size	Percentage of Total
Commercial real estate loans by category:
Convenience Store/Gas Station	$28,205	$1,282	1.9%
Healthcare Other	29,501	2,107	1.9%
Hotel/Motel	44,624	3,433	2.9%
Medical Office	45,050	2,145	3.0%
Mini Warehouse/Self Storage	111,456	3,184	7.3%
Office	266,231	1,696	17.6%
Other	295,436	1,414	19.5%
Restaurant/Bar	78,954	1,273	5.2%
Retail	226,064	1,900	14.9%
Sports/Entertainment	46,640	2,455	3.1%
Warehouse/Industrial	343,976	1,421	22.7%
Total commercial real estate loans	$1,516,137	$1,661	100.0%

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $196.8 million, or 59.0%, to $530.2 million as of June 30, 2026 from $333.4 million as of December 31, 2025. The increase was primarily a result of the Merger.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $64.5 million, or 7.8%, to $887.8 million as of June 30, 2026 from $823.4 million as of December 31, 2025. The increase was primarily a result of the Merger.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. Substantially all of the assets of TCCC were sold to Gulf Coast effective June 25. 2026 (see Note 3 – Loans and Allowance for Credit Losses). There were no outstanding factored receivables at June 30, 2026. At December 31, 2025, outstanding factored receivables were $26.7 million.

Commercial and industrial loans increased $463.0 million, or 24.3%, to $2.37 billion as of June 30, 2026 from $1.91 billion as of December 31, 2025.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2026
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$63,429	$292,749	$133,005	$94,806	$583,989
Non-farm non-residential non-owner occupied	263,289	478,121	106,488	84,249	932,147
Residential	43,072	87,067	75,200	324,850	530,189
Construction, development and other	242,242	603,867	13,308	28,388	887,805
Farmland	4,650	20,979	5,130	2,139	32,898
Commercial and industrial	403,191	1,909,514	50,059	6,818	2,369,582
Consumer	217	1,085	467	102	1,871
Municipal and other	33,345	64,504	84	—	97,933
Total loans	$1,053,435	$3,457,886	$383,741	$541,352	$5,436,414
Amounts with fixed rates	$279,252	$692,837	$71,406	$27,622	$1,071,117
Amounts with floating rates	$774,183	$2,765,049	$312,335	$513,730	$4,365,297

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, loan modifications to borrowers experiencing financial difficulties, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of June 30, 2026	As of December 31, 2025
Nonaccrual loans	$21,557	$10,120
Loans > 90 days and still accruing	5,555	11,360
Total nonperforming loans	$27,112	$21,480
Other real estate owned and repossessed assets	27,321	8,388
Total nonperforming assets	$54,433	$29,868
Ratio of nonaccrual loans to total loans	0.40%	0.23%
Ratio of nonperforming loans to total loans	0.50%	0.49%
Ratio of nonperforming loans to total assets	0.40%	0.40%
Ratio of nonperforming assets to total assets	0.81%	0.56%
Ratio of nonperforming loans to total loans plus OREO	0.50%	0.49%
Ratio of allowance for credit losses to nonaccrual loans	248.60%	434.28%

We had $54.4 million in nonperforming assets as of June 30, 2026, compared to $29.9 million as of December 31, 2025. The increase was primarily due to the transfer of a $17.1 million loan to other real estate owned, offset by the placement on nonaccrual of three relationships totaling $10.1 million and an decrease of $5.8 million in loans over 90 days past due and still accruing. Included in nonperforming assets, nonperforming loans were $27.1 million and $21.5 million as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of June 30, 2026	As of December 31, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,320	$1,235
Non-farm non-residential non-owner occupied	5,584	99
Residential	198	387
Commercial and industrial	12,455	8,399
	$21,557	$10,120

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Deteriorated	Doubtful	Total
June 30, 2026
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$557,257	$9,492	$14,765	$2,475	$—	$583,989
Non-farm non-residential non-owner occupied	891,549	21,495	16,142	2,961	—	932,147
Residential	529,096	—	1,093	—	—	530,189
Construction, development and other	879,654	5,339	2,812	—	—	887,805
Farmland	32,147	—	751	—	—	32,898
Commercial and industrial	2,337,928	11,278	18,507	1,869	—	2,369,582
Consumer	1,842	29	—	—	—	1,871
Municipal and other	97,933	—	—	—	—	97,933
Gross loans	$5,327,406	$47,633	$54,070	$7,305	$—	$5,436,414

December 31, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$414,506	$6,725	$13,484	$—	$—	$434,715
Non-farm non-residential non-owner occupied	689,381	4,619	16,401	—	—	710,401
Residential	333,055	—	364	—	—	333,419
Construction, development and other	819,938	—	3,415	—	—	823,353
Farmland	25,719	766	—	—	—	26,485
Commercial and industrial	1,863,861	34,836	7,919	—	—	1,906,616
Consumer	1,542	34	—	—	—	1,576
Municipal and other	158,186	—	—	—	—	158,186
Gross loans	$4,306,188	$46,980	$41,583	$—	$—	$4,394,751

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

As of June 30, 2026, the allowance for credit losses for loans totaled $53.6 million, or 0.99% of total loans. As of December 31, 2025, the allowance for credit losses for loans totaled $43.9 million, or 1.00% of total loans. The increase in our allowance for credit losses for loans was primarily due to the $6.8 million initial allowance on acquired loans resulting from the Merger and $2.7 million provision for credit losses on loans for the six months ended June 30, 2026.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses at beginning of period	$51,455	$40,456	$43,949	$40,304
Initial Allowance on Acquired Loans	—	—	6,786	—
Provision for credit losses on loans	1,986	1,955	2,701	2,505
Charge-offs:
Commercial and industrial	(271)	(2,403)	(271)	(3,213)
Municipal and other	(24)	—	(50)	—
Total charge-offs	(295)	(2,403)	(321)	(3,213)
Recoveries:
Non-farm non-residential non-owner occupied	—	—	—	350
Commercial and industrial	441	27	472	89
Municipal and other	4	—	4	—
Total recoveries	445	27	476	439
Net recoveries (charge-offs)	150	(2,376)	155	(2,774)
Allowance for credit losses at end of period	$53,591	$40,035	$53,591	$40,035
Ratio of net recoveries (charge-offs) to average loans(1)	0.01%	(0.24)%	0.01%	(0.14)%

(1)
Interim periods annualized.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of June 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,269	10.7%	$2,337	9.9%
Non-farm non-residential non-owner occupied	6,110	17.2%	4,843	16.2%
Residential	3,310	9.8%	2,008	7.6%
Construction, development and other	7,372	16.3%	6,955	18.7%
Farmland	171	0.6%	116	0.6%
Commercial and industrial	32,481	43.6%	26,673	43.4%
Consumer	9	0.0%	6	0.0%
Municipal and other	869	1.8%	1,011	3.6%
	$53,591	100.0%	$43,949	100.00%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of June 30, 2026 and December 31, 2025.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
June 30, 2026
Investment securities available-for-sale:
U.S. government and agency securities	$4,917	$—	$13	$4,904
State and municipal securities	15,011	702	32	15,681
Mortgage-backed securities and collateralized mortgage obligations	237,305	2,293	892	238,706
Corporate bonds	135,099	2,327	1,416	136,010
Asset-backed securities	9,970	—	20	9,950
	$402,302	$5,322	$2,373	$405,251

December 31, 2025
Investment securities available-for-sale:
U.S. government and agency securities	$6,247	$—	$9	$6,238
State and municipal securities	13,078	342	20	13,400
Mortgage-backed securities and collateralized mortgage obligations	220,193	3,818	99	223,912
Corporate bonds	138,102	2,461	921	139,642
	$377,620	$6,621	$1,049	$383,192

As of June 30, 2026, the carrying amount of the available-for-sale security portfolio was $405.3 million, compared to $383.2 million as of December 31, 2025, an increase of $22.1 million, or 5.8%. The increase relates primarily to maturities, calls and paydowns of $2.48 billion offset by net acquisitions of $2.50 billion in agencies, municipal securities, mortgage-back securities and corporate bonds during the six months ended June 30, 2026. Investment securities available-for-sale represented 6.0% and 7.2% of total assets as of June 30, 2026 and December 31, 2025, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of June 30, 2026 and December 31, 2025, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

The Class A-1 Notes are classified as held-to-maturity investments. At June 30, 2026 and December 31, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
Investment securities held-to-maturity:
Asset-backed securities	$191,952	$—	$1,409	$190,543
	$191,952	$—	$1,409	$190,543
December 31, 2025
Investment securities held-to-maturity:
Asset-backed securities	$192,008	$—	$2,902	$189,106
	$192,008	$—	$2,902	$189,106

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2026, by contractual maturity, are shown below:

	As of June 30, 2026
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one year to five years	$40,930	$40,928	$191,952	$190,543
Due from five years to ten years	107,056	107,920	—	—
Over ten years	17,011	17,697	—	—
	164,997	166,545	191,952	190,543
Mortgage-backed securities and collateralized mortgage obligations	237,305	238,706	—	—
	$402,302	$405,251	$191,952	$190,543

The weighted average life of our investment portfolio was 3.99 years as of both June 30, 2026 and December 31, 2025.

Deposits

Total deposits as of June 30, 2026 were $5.86 billion, an increase of $1.23 billion, or 26.6%, compared to $4.63 billion as of December 31, 2025. Noninterest-bearing deposits as of June 30, 2026 were $642.7 million, an increase of $147.7 million, or 29.8%, compared to $495.0 million as of December 31, 2025. Total interest-bearing account balances as of June 30, 2026 were $5.21 billion, an increase of $1.08 billion, or 26.2%, from $4.13 billion as of December 31, 2025.

The components of deposits as of the dates shown below were as follows:

	As of June 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$4,318,942	82.9%	$3,362,601	81.4%
Savings	27,894	0.5%	21,589	0.5%
Time deposits $100,000 and over	829,859	15.9%	722,359	17.5%
Time deposits less than $100,000	36,023	0.7%	25,339	0.6%
Total interest-bearing deposits	$5,212,718	89.0%	$4,131,888	89.3%
Noninterest-bearing demand deposits	$642,748	11.0%	$495,000	10.7%
Total deposits	$5,855,466	100.0%	$4,626,888	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of June 30, 2026
Three months or less	$163,407
Over three months through six months	153,088
Over six months through twelve months	198,657
Over twelve months	97,909
$613,061

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Six Months Ended		Year Ended
	June 30, 2026		December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$574,193	—	$446,692	—
Interest-bearing demand deposits	4,088,506	3.47%	3,083,658	3.85%
Savings	24,890	0.75%	23,668	1.12%
Time deposits	822,465	3.85%	718,967	4.38%
Total interest-bearing deposits	4,935,861	3.52%	3,826,293	3.93%
Total deposits	$5,510,054	3.15%	$4,272,985	3.52%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2026 was 10.4% and for the year ended December 31, 2025 was 10.5%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of June 30, 2026	As of December 31, 2025
FHLB advances	$—	$—
Line of Credit - Senior Debt	60,375	37,875
Note Payable - Subordinated Debt	81,068	80,965
Total borrowings	$141,443	$118,840

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of June 30, 2026 and December 31, 2025, borrowing capacity available under this arrangement was $870.3 million and $499.5 million, respectively. We had no FHLB advances outstanding at June 30, 2026 or December 31, 2025. Our cost of FHLB advances was 3.42% and 4.41% for the six months ended June 30, 2026 and for the year ended December 31, 2025, respectively. In addition, letters of credit with the FHLB in the amount of $617.2 million and $592.0 million were outstanding at June 30, 2026 and December 31, 2025, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from July 2026 through December 2027 as of June 30, 2026.

Line of Credit - Senior Debt. The Company has a $70.0 million revolving line of credit facility that was modified effective March 10, 2026, whereby the facility was increased by $15.0 million. The modification did not affect the note rate, which remains unchanged at The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2028. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $55.0 million facility was due on March 10, 2026. At June 30, 2026 and December 31, 2025, the outstanding balance was $60.4 million and $37.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. At June 30, 2026 and December 31, 2025, the Company had $82.3 million in outstanding principal and $1.2 million and $1.3 million, respectively, in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.02% and 6.20% for the six months ended June 30, 2026 and 2025, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of June 30, 2026 and December 31, 2025, total borrowing capacity under this arrangement was $1.9 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of June 30, 2026 or December 31, 2025.

Federal Funds Lines of Credit. At June 30, 2026 and December 31, 2025, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $41.5 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at June 30, 2026 or December 31, 2025.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the six months ended June 30, 2026 and for the year ended December 31, 2025, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At June 30, 2026, the Company had borrowing capacity available under FHLB advances of $870.3 million, line of credit - senior debt of $9.6 million, the Federal Reserve Bank of Dallas Discount Window of $1.9 billion, and federal funds lines of credit of $41.5 million. At December 31, 2025, the Company had borrowing capacity under FHLB advances of $499.5 million, line of credit - senior debt of $17.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $6.37 billion for the six months ended June 30, 2026 and $4.98 billion for the year ended December 31, 2025.

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2026	2025
Sources of Funds:
Deposits:
Noninterest-bearing	9.0%	9.0%
Interest-bearing	77.5%	76.9%
FHLB advances	0.5%	0.7%
Note payable and line of credit	2.1%	2.3%
Other liabilities	0.9%	1.1%
Shareholders’ equity	10.0%	10.0%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	80.4%	82.0%
Investment securities available-for-sale	6.6%	8.0%
Investment securities held-to-maturity	3.0%	2.6%
Federal funds sold and other interest-earning assets	5.3%	3.2%
Other noninterest-earning assets	4.7%	4.2%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	10.4%	10.5%
Average total loans to average deposits	93.9%	96.4%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of June 30, 2026, we had $1.90 billion in outstanding commitments to extend credit and $163.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2025, we had $1.69 billion in outstanding commitments to extend credit and $97.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2026 and December 31, 2025, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of June 30, 2026, we had cash and cash equivalents of $410.9 million, compared to $181.2 million as of December 31, 2025.

Capital Resources

Total shareholders’ equity increased to $670.8 million as of June 30, 2026, compared to $531.0 million as of December 31, 2025, an increase of $139.7 million, or 26.3%. This increase was primarily the result of the Merger and $38.4 million in net income for the six months ended June 30, 2026, offset by $5.0 million of other comprehensive loss on securities and derivatives and the $2.4 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of June 30, 2026 and December 31, 2025, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum To Be
	June 30, 2026	December 31, 2025	Requirement	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.35%	9.65%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	8.82%	8.65%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	9.89%	9.97%	8.50%	N/A
Total capital (to risk weighted assets)	12.01%	12.48%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.44%	11.84%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.10%	12.23%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.10%	12.23%	8.50%	8.00%
Total capital (to risk weighted assets)	12.91%	13.14%	10.50%	10.00%

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

For the six months ended June 30, 2026 and 2025, approximately $1.5 million and $1.6 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended June 30, 2026 and 2025, approximately $775,000 and $837,000 was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At June 30, 2026, the Company expected approximately $2.5 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At June 30, 2026, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At June 30, 2026, our derivative assets and liabilities totaled $2.6 million and $4.3 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2026		As of December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	4.90%	(4.85)%	2.94%	(5.97)%
+ 200	3.33%	(2.76)%	2.10%	(3.16)%
+ 100	1.67%	(1.06)%	1.09%	(1.13)%
Base	—	—	—	—
-100	(1.68)%	0.33%	(1.10)%	(0.15)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchases of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(a)
April 1, 2026 - April 30, 2026	—	$—	—	$30,000,000
May 1, 2026 - May 31, 2026	—	$—	—	$30,000,000
June 1, 2026 - June 30, 2026	—	$—	—	$30,000,000

(a) On June 17, 2025, we announced that our Board of Directors had authorized a new share repurchase program (the “Repurchase Program”) under which we may repurchase up to $30 million of our common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. During June 2026, our Board of Directors approved continuation of the Repurchase Program through June 30, 2027, with no change to the $30 million repurchase threshold. As of June 30, 2026, no shares were repurchased under the Repurchase Program. Under the Repurchase Program, we may periodically buy our shares through open market transactions at current market prices, privately negotiated deals, block trades, or other methods compliant with federal securities laws. The Repurchase Program can be extended, modified, amended, suspended, or halted at any time by our Board of Directors and does not obligate us to repurchase our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1†

Amended and Restated Third Coast Bancshares, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

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

Third Coast Bancshares, Inc.

Date: August 4, 2026	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: August 4, 2026	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer