Form 10-Q
period 2026-09-30
Third Coast Bancshares, Inc.
filed 2026-11-03
CIK 1781730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 16,706,043 shares of common stock, par value $1.00 per share, outstanding.

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
•
factors related to the Company’s proposed acquisition of Great Plains Bancshares, Inc., an Oklahoma corporation (“Great Plains”), including:
o
the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement providing for the acquisition;
o
the outcome of any legal proceedings that may be instituted against the Company or Great Plains;
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
o
the risk that the benefits from the transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which the Company and Great Plains operate;
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
o
reputational risk and potential adverse reactions of the Company’s or Great Plains’ customers, suppliers, employees or other business partners, including those resulting from the announcement or completion of the transaction;
o
the dilution caused by the Company’s issuance of additional shares of its common stock in connection with the transaction;
o
a material adverse change in the financial condition of the Company or Great Plains;
o
general competitive, economic, political and market conditions;

o
major catastrophes such as earthquakes, floods or other natural or human disasters, including infectious disease outbreaks;
o
the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters; and
o
other factors that may affect future results of the Company and Great Plains including changes in asset quality and credit risk, the inability to sustain revenue and earnings growth, changes in interest rates and capital markets, inflation, customer borrowing, repayment, investment and deposit practices, the impact, extent and timing of technological changes, capital management activities and other actions of the Federal Reserve and legislative and regulatory actions and reforms; and
•
other factors that are discussed in “Part II – Other Information – Item 1A. Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$359,763	$175,202
Federal funds sold	6,051	6,027
Total cash and cash equivalents	365,814	181,229
Interest bearing time deposits in other banks	276	267
Investment securities available-for-sale	461,524	383,192
Investment securities held-to-maturity	191,924	192,008
Loans, net of allowance for credit losses of $54,418 and $43,949 at September 30, 2026 and December 31, 2025, respectively	5,439,085	4,350,802
Accrued interest receivable	32,083	29,236
Premises and equipment, net	40,645	24,789
Other real estate owned	26,999	8,388
Bank-owned life insurance	77,100	76,357
Non-marketable equity securities, at cost	24,860	16,424
Deferred tax asset, net	26,644	6,450
Derivative assets	5,307	2,544
Right-of-use asset - operating leases	16,833	17,066
Core deposit intangibles, net	7,655	646
Goodwill	46,079	18,034
Other assets	42,792	33,327
Total assets	$6,805,620	$5,340,759
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$721,194	$495,000
Interest bearing	5,203,574	4,131,888
Total deposits	5,924,768	4,626,888
Accrued interest payable	6,910	5,957
Derivative liabilities	10,368	3,142
Lease liability - operating leases	17,887	18,130
Other liabilities	27,260	36,775
Line of credit - Senior Debt	62,375	37,875
Note payable - Subordinated Debentures, net	81,120	80,965
Total liabilities	6,130,688	4,809,732
Commitments and contingent liabilities - See Notes 10 and 19
Shareholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized
Series A Convertible Non-Cumulative Preferred Stock, $1 par value; 69,400 shares authorized and outstanding at September 30, 2026 and December 31, 2025	69	69
Series B Convertible Perpetual Preferred Stock, $1 par value; 69,400 shares authorized	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 16,742,520 and 13,969,517 issued; and 16,664,058 and 13,891,055 outstanding at September 30, 2026 and December 31, 2025, respectively	16,742	13,970
Common stock - non-voting, $1 par value; 3,500,000 shares authorized	—	—
Additional paid-in capital	431,086	323,929
Retained earnings	237,045	183,238
Accumulated other comprehensive (loss) income	(8,911)	10,920
Treasury stock: at cost; 78,462 shares at September 30, 2026 and December 31, 2025	(1,099)	(1,099)
Total shareholders' equity	674,932	531,027
Total liabilities and shareholders' equity	$6,805,620	$5,340,759

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Interest income:
Loans, including fees	$94,593	$82,054	$275,070	$234,847
Investment securities available-for-sale	7,020	6,289	19,609	17,487
Investment securities held-to-maturity	2,359	2,882	7,306	4,489
Federal funds sold and other	2,754	1,278	8,116	5,108
Total interest income	106,726	92,503	310,101	261,931
Interest expense:
Deposit accounts	44,709	39,030	129,577	112,791
FHLB advances and other borrowings	2,471	2,624	7,057	6,120
Total interest expense	47,180	41,654	136,634	118,911
Net interest income	59,546	50,849	173,467	143,020
Provision for credit losses	540	2,763	3,189	5,343
Net interest income after provision for credit losses	59,006	48,086	170,278	137,677
Noninterest income:
Service charges and other fees	4,293	2,839	10,642	7,241
Earnings on bank-owned life insurance	797	786	2,295	2,206
Loss on sale of investment securities available-for-sale	—	—	(104)	(338)
Gain on sale of factored receivables	—	—	3,463	—
Gain on sales of SBA loans	—	—	—	74
Other	1,231	10	1,775	209
Total noninterest income	6,321	3,635	18,071	9,392
Noninterest expense:
Salaries and employee benefits	24,981	19,560	74,593	56,080
Occupancy and equipment expense	3,414	2,861	10,022	8,478
Legal and professional	4,869	1,254	10,361	4,612
Data processing and network expense	1,578	1,203	4,587	3,485
Regulatory assessments	1,430	1,152	3,971	3,661
Advertising and marketing	799	499	2,175	1,411
Software purchases and maintenance	1,573	1,094	4,413	3,502
Loan operations and other real estate owned expense	1,018	29	2,211	737
Telephone and communications	166	134	468	424
Other	1,733	1,106	5,287	3,456
Total noninterest expense	41,561	28,892	118,088	85,846
Net income before income tax expense	23,766	22,829	70,261	61,223
Income tax expense	4,762	4,772	12,902	12,830
Net income	19,004	18,057	57,359	48,393
Preferred stock dividends declared	1,197	1,197	3,552	3,553
Net income available to common shareholders	$17,807	$16,860	$53,807	$44,840
Earnings per common share:
Basic earnings per share	$1.07	$1.22	$3.36	$3.24
Diluted earnings per share	$0.93	$1.03	$2.90	$2.77

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$19,004	$18,057	$57,359	$48,393
Other comprehensive (loss) income:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period	(13,837)	1,208	(16,564)	6,468
Reclassification for net losses realized through the sale of securities	—	—	104	338
Tax effect	2,906	(254)	3,457	(1,429)
Other comprehensive (loss) income on securities, net of tax	(10,931)	954	(13,003)	5,377
Unrealized (loss) gain on derivatives:
Unrealized holding (loss) gain arising during the period	(4,152)	—	(6,324)	2,161
Gain on termination of derivative instruments	—	—	—	1,506
Reclassification adjustment for accretion of gain on terminated cash flow hedges recorded in interest expense during the period	(781)	(818)	(2,320)	(2,415)
Tax effect	1,037	172	1,816	(263)
Other comprehensive (loss) income on derivatives, net of tax	(3,896)	(646)	(6,828)	989
Total other comprehensive (loss) income	(14,827)	308	(19,831)	6,366
Total comprehensive income	$4,177	$18,365	$37,528	$54,759

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B	Voting	Non-Voting	Capital	Earnings	Income (loss)	Stock	Total
Balance, December 31, 2024	$69	$—	$13,848	$—	$321,696	$121,697	$4,508	$(1,099)	$460,719
Net income	—	—	—	—	—	48,393	—	—	48,393
Share-based compensation	—	—	—	—	1,158	—	—	—	1,158
Stock options exercised	—	—	75	—	704	—	—	—	779
Restricted stock grants	—	—	41	—	(41)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(6)	—	(26)	—	—	—	(32)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,366	—	6,366
Preferred dividends declared - Series A, $51.19 per share	—	—	—	—	—	(3,553)	—	—	(3,553)
Balance, September 30, 2025	$69	$—	$13,958	$—	$323,491	$166,537	$10,874	$(1,099)	$513,830

Balance, December 31, 2025	$69	$—	$13,970	$—	$323,929	$183,238	$10,920	$(1,099)	$531,027
Net income	—	—	—	—	—	57,359	—	—	57,359
Share-based compensation	—	—	—	—	1,931	—	—	—	1,931
Stock options exercised	—	—	111	—	1,424	—	—	—	1,535
Restricted stock grants	—	—	103	—	(103)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—	(15)	—	(151)	—	—	—	(166)
Common stock issued upon acquisition of Keystone Bancshares, Inc.	—	—	2,561	—	101,301	—	—	—	103,862
Stock options issued upon conversion of equity awards acquired from Keystone Bancshares, Inc.	—	—	—	—	2,286	—	—	—	2,286
Restricted stock grants issued upon conversion of equity awards acquired from Keystone Bancshares, Inc.	—	—	12	—	469	—	—	—	481
Other comprehensive loss, net of tax	—	—	—	—	—	—	(19,831)	—	(19,831)
Preferred dividends declared - Series A, $51.19 per share	—	—	—	—	—	(3,552)	—	—	(3,552)
Balance, September 30, 2026	$69	$—	$16,742	$—	$431,086	$237,045	$(8,911)	$(1,099)	$674,932

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(unaudited)

								Accumulated
						Additional		Other
	Preferred Stock			Common Stock		Paid in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Series A	Series B		Voting	Non-Voting	Capital	Earnings	Income (loss)	Stock	Total
Balance, June 30, 2025	$69	$—		$13,930	$—	$322,972	$149,677	$10,566	$(1,099)	$496,115
Net income	—	—		—	—	—	18,057	—	—	18,057
Share-based compensation	—	—		—	—	420	—	—	—	420
Stock options exercised	—	—		20	—	112	—	—	—	132
Restricted stock grants	—	—		9	—	(9)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—		(1)	—	(4)	—	—	—	(5)
Other comprehensive income, net of tax	—	—		—	—	—	—	308	—	308
Preferred dividends declared - Series A, $17.25 per share	—	—		—	—	—	(1,197)	—	—	(1,197)
Balance, September 30, 2025	$69	$—		$13,958	$—	$323,491	$166,537	$10,874	$(1,099)	$513,830

Balance, June 30, 2026	$69	$—		$16,718	$—	$429,931	$219,238	$5,916	$(1,099)	$670,773
Net income	—	—		—	—	—	19,004	—	—	19,004
Share-based compensation	—	—		—	—	782	—	—	—	782
Stock options exercised	—	—		34	—	380	—	—	—	414
Restricted stock grants	—	—		1	—	(1)	—	—	—	—
Restricted stock forfeited or withheld to satisfy tax obligations	—	—		(11)	—	(6)	—	—	—	(17)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(14,827)	—	(14,827)
Preferred dividends declared - Series A, $17.25 per share	—	—		—	—	—	(1,197)	—	—	(1,197)
Balance, September 30, 2026	$69	$—		$16,742	$—	$431,086	$237,045	$(8,911)	$(1,099)	$674,932

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$57,359	$48,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,189	5,343
Changes in deferred tax, net	(14,922)	2,764
Share-based compensation	1,931	1,158
Loss on sale of investment securities available-for-sale	104	338
Gain on sale of factored receivables	(3,463)	—
Gain on sale of SBA loans	—	(74)
Write-down (write-up) of other real estate owned	68	(213)
Write-down of fixed assets	40	9
Accretion of premium on securities, net	(1,965)	(1,538)
Accretion of gain on terminated cash flow hedges	(2,320)	(2,415)
Accretion of loan fees	(10,241)	(9,527)
Amortization of subordinated debt origination costs	155	154
Depreciation and amortization	5,012	3,559
Earnings on bank-owned life insurance	(2,295)	(2,206)
Net change in operating leases	(10)	21
Net change in derivative assets and liabilities	(1,862)	699
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	1,012	(10,196)
Accrued interest payable and other liabilities	(16,612)	8,830
Net cash provided by operating activities	15,180	45,099
Cash flows from investing activities:
Net (increase) decrease in interest bearing deposits in other banks	(9)	91
Net purchase of non-marketable equity securities	(3,199)	(10,177)
Investment securities available-for-sale activity:
Purchases	(5,177,379)	(5,155,118)
Sales	60,695	53,407
Maturities, calls and principal paydowns	5,095,648	5,117,060
Purchases of investment securities held-to-maturity	—	(206,074)
Proceeds from termination of derivative instruments	—	1,506
Net originations on loans held for investment	(291,692)	(199,496)
Net additions to bank premises and equipment	(16,781)	(1,580)
Proceeds from sales of foreclosed assets	203	655
Purchase of bank-owned life insurance	—	(5,000)
Benefit proceeds from bank-owned life insurance claim	1,552	—
Net cash acquired from acquisition of Keystone Bancshares, Inc.	64,125	—
Net cash used in investing activities	(266,837)	(404,726)
Cash flows from financing activities:
Net increase in deposits	453,925	62,243
Net repayment of FHLB Advances	(40,000)	—
Net advance from line of credit - senior debt	24,500	2,000
Forfeiture of restricted stock grants withheld to satisfy tax obligations	(166)	(32)
Proceeds from stock options exercised	1,535	779
Dividends paid on Series A preferred stock	(3,552)	(3,553)
Net cash provided by financing activities	436,242	61,437
Change in cash and cash equivalents	184,585	(298,190)
Cash and cash equivalents at beginning of period	181,229	421,202
Cash and cash equivalents at end of period	$365,814	$123,012

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$135,681	$118,039
Cash paid for federal income taxes and purchased tax credits	$18,607	$7,900
Net cash payments for state income taxes	$424	$785
Supplemental Disclosure of Noncash Investing and Financing Activities:
Loans transferred to other real estate owned, net	$18,882	$7,968
Right of use lease assets obtained in exchange for operating lease liabilities	$1,730	$381
Common stock issued for acquisition of Keystone Bancshares, Inc.	$103,862	$—

The accompanying notes are an integral part of these consolidated financial statements.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

1.
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Third Coast Bancshares, Inc. (“Bancshares”), through its subsidiary, Third Coast Bank, a Texas banking association (the “Bank”), and the Bank’s subsidiary, Third Coast Commercial Capital, Inc. (“TCCC”), (collectively known as the “Company,” “we,” “us” or “our”), provide general consumer and commercial banking services through 20 branch offices located in the Greater Houston, Dallas-Fort Worth, and Austin-San Antonio markets. Branch locations include: Ballinger, Bee Cave, Humble, Kingwood, The Woodlands, Houston-Memorial City, Beaumont, Port Arthur-Mid County, Houston-Galleria, Conroe, Pearland, Lake Jackson, Fort Worth, Plano, Detroit, La Vernia, Nixon, Austin, Georgetown and San Antonio. The Bank is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Bank’s primary deposit products are demand deposits, money market accounts and certificates of deposit; its primary lending products are commercial business and real estate, residential construction, real estate mortgage and consumer loans. TCCC engages in accounts receivable factoring activities. Substantially all of the assets of TCCC were sold to Gulf Coast Bank & Trust Company (“Gulf Coast”) effective June 25, 2026 (see Note 3 – Loans and Allowance for Credit Losses). The Company is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the full year ending December 31, 2026. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are included in the financial statements include the allowance for credit losses, the valuation of goodwill and other intangible assets and the fair value of financial instruments.

On February 1, 2026, the Company acquired Keystone Bancshares, Inc. (“Keystone”) and its wholly-owned subsidiary, Keystone Bank, SSB (“Keystone Bank”). The Company merged Keystone with and into Bancshares and Keystone Bank with and into the Bank (see Note 20 - Business Combinations).

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

September 30, 2026 and December 31, 2025

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

September 30, 2026 and December 31, 2025

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

September 30, 2026 and December 31, 2025

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

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest-only strips receivable, which are classified as available for sale and are carried at fair value. At September 30, 2026 and December 31, 2025, the Company was servicing loans previously sold of approximately $12.3 million and $13.4 million, respectively. The related servicing assets receivable was not material to the consolidated financial statements at September 30, 2026 and December 31, 2025.

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

September 30, 2026 and December 31, 2025

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

September 30, 2026 and December 31, 2025

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

Advertising and Marketing Expenses

Advertising and marketing expenses consist of the Company’s advertising in its local market area and are expensed as incurred. Advertising and marketing expenses were $2.2 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively, and $799,000 and $499,000 for the three months ended September 30, 2026 and 2025, respectively. The expenses are included within noninterest expense in the accompanying consolidated statements of income.

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

September 30, 2026 and December 31, 2025

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

September 30, 2026 and December 31, 2025

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

The carrying amount of securities available-for-sale and their approximate fair values as of September 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
Securities available-for-sale:
U.S government and agency securities	$4,610	$—	$1	$4,609
State and municipal securities	14,935	—	1,148	13,787
Mortgage-backed securities and collateralized mortgage obligations	228,090	223	8,528	219,785
Corporate bonds	140,180	1,237	2,429	138,988
Asset-backed securities	84,597	—	242	84,355
	$472,412	$1,460	$12,348	$461,524

December 31, 2025
Securities Available-for-sale:
U.S. government and agency securities	$6,247	$—	$9	$6,238
State and municipal securities	13,078	342	20	13,400
Mortgage-backed securities and collateralized mortgage obligations	220,193	3,818	99	223,912
Corporate bonds	138,102	2,461	921	139,642
	$377,620	$6,621	$1,049	$383,192

Securitization of Commercial Real Estate Loans

During the third quarter of 2026, the Company completed a securitization totaling $87.5 million of revolving commercial real estate loans secured by interests in 1-4 family residential dwellings located throughout the United States. In connection with the transaction, the Company purchased Class A-1 asset backed notes, Series 2026-1, for a total of $74.4 million on July 15, 2026.

During the second quarter of 2025, the Company completed two securitizations totaling $250 million of revolving commercial real estate loans secured by interests in 1-4 family residential dwellings located throughout the United States. In connection with the transactions, the Company purchased Class A-1 asset backed notes, Series 2025-1, for a total of $78.0 million on April 1, 2025; and Class A-1 asset backed notes, Series 2025-2 for a total of $127.5 million on June 3, 2025.

The Company is not affiliated with the issuer of the aforementioned notes. Further information regarding the securitization of commercial real estate loans is presented in Note 3 – Loans and Allowance for Credit Losses.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

A portion of the Class A-1 Notes are classified as held-to-maturity investments. At September 30, 2026 and December 31, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
Securities held-to-maturity:
Asset-backed securities	$191,924	$—	$1,381	$190,543
	$191,924	$—	$1,381	$190,543
December 31, 2025
Securities held-to-maturity:
Asset-backed securities	$192,008	$—	$2,902	$189,106
	$192,008	$—	$2,902	$189,106

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

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2026, by contractual maturity, are shown below.

	September 30, 2026
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Carrying Value	Estimated Fair Value
Due from one year to five years	$113,528	$113,117	$191,924	$190,543
Due from five to ten years	116,859	115,788	—	—
Over ten years	13,935	12,834	—	—
	244,322	241,739	191,924	190,543
Mortgage-backed securities and collateralized mortgage obligations	228,090	219,785	—	—
	$472,412	$461,524	$191,924	$190,543

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

The following table summarizes securities with unrealized losses at September 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in thousands)	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
September 30, 2026
Securities available-for-sale:
U.S. government and agency securities	$—	$—	$1	$4,609	$1	$4,609
State and municipal securities	1,148	13,787	—	—	1,148	13,787
Mortgage-backed securities and collateralized mortgage obligations	8,498	205,926	30	187	8,528	206,113
Corporate bonds	1,884	73,754	545	21,158	2,429	94,912
Asset-backed securities	242	74,375	—	—	242	74,375
	$11,772	$367,842	$576	$25,954	$12,348	$393,796
Securities held-to-maturity:
Asset-backed securities	$1,381	$190,543	$—	$—	$1,381	$190,543
December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$9	$6,238	$—	$—	$9	$6,238
State and municipal securities	20	2,419	—	1,000	20	3,419
Mortgage-backed securities and collateralized mortgage obligations	67	26,493	32	3,446	99	29,939
Corporate bonds	505	39,935	416	13,418	921	53,353
	$601	$75,085	$448	$17,864	$1,049	$92,949
Securities held-to-maturity:
Asset-backed securities	$2,902	$189,106	$—	$—	$2,902	$189,106

There were 113 investments in an unrealized loss position at September 30, 2026, and 39 investments in an unrealized loss position at December 31, 2025. As of September 30, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale or held-to-maturity securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. In addition, a portion of our investments are guaranteed by the U.S. Government, Treasury, or municipalities. Furthermore, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

The Company pledges investment securities as collateral for some of its public fund depositors. As of September 30, 2026, the Company had $16.7 million in pledged securities. There were no pledged securities as of December 31, 2025.

The following table summarizes proceeds received from the sale of securities available-for-sale and their related gross gains and losses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Securities available-for-sale:
Proceeds from sales	$—	$—	$60,695	$53,407
Gross gain	—	—	13	402
Gross loss	—	—	117	740
Net loss	$—	$—	$(104)	$(338)

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

3.
Loans and Allowance for Credit Losses

Loans in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$609,699	$434,715
Non-farm non-residential non-owner occupied	988,249	710,401
Residential	514,474	333,419
Construction, development & other	888,908	823,353
Farmland	32,841	26,485
Commercial & industrial	2,368,844	1,906,616
Consumer	1,715	1,576
Municipal and other	88,773	158,186
	5,493,503	4,394,751
Allowance for credit losses	(54,418)	(43,949)
Loans, net	$5,439,085	$4,350,802

Total loans are presented net of unaccreted discounts and net deferred fees totaling $28.4 million and $22.0 million at September 30, 2026 and December 31, 2025, respectively.

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

Non-accrual loans, non-accrual loans without a specific ACL, and accruing loans past due 90 days or more segregated by class of loans were as follows:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Non-accrual	Non-accrual loans with no ACL	Accruing loans past due 90 days or more	Non-accrual	Non-accrual loans with no ACL	Accruing loans past due 90 days or more
Real estate loans:
Non-farm non-residential owner occupied	$5,129	$577	$1,143	$1,235	$1,235	$679
Non-farm non-residential non-owner occupied	5,365	5,365	509	99	99	5,503
Residential	—	—	3,319	387	209	2,023
Construction, development & other	—	—	—	—	—	1,847
Commercial & industrial	12,556	11,847	958	8,399	8,120	1,308
	$23,050	$17,789	$5,929	$10,120	$9,663	$11,360

For the nine months ended September 30, 2026 and 2025, approximately $129,000 and $135,000, respectively, was recognized in interest income due to loan status changes from nonaccrual to accrual status.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

An age analysis of past due loans, segregated by class of loans, was as follows:

(Dollars in thousands)	30-59 days	60-89 days	90 days or more	Total past due	Total current	Total loans
September 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$477	$3,999	$6,272	$10,748	$598,951	$609,699
Non-farm non-residential non-owner occupied	4,553	3,782	5,874	14,209	974,040	988,249
Residential	1,795	6,178	3,319	11,292	503,182	514,474
Construction, development & other	500	2,355	—	2,855	886,053	888,908
Farmland	—	—	—	—	32,841	32,841
Commercial & industrial	1,047	4,157	13,514	18,718	2,350,126	2,368,844
Consumer	—	—	—	—	1,715	1,715
Municipal and other	99	—	—	99	88,674	88,773
	$8,471	$20,471	$28,979	$57,921	$5,435,582	$5,493,503

December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$5,695	$816	$1,914	$8,425	$426,290	$434,715
Non-farm non-residential non-owner occupied	5,094	497	5,602	11,193	699,208	710,401
Residential	5,512	—	2,410	7,922	325,497	333,419
Construction, development & other	—	603	1,847	2,450	820,903	823,353
Farmland	—	—	—	—	26,485	26,485
Commercial & industrial	3,517	558	9,707	13,782	1,892,834	1,906,616
Consumer	—	—	—	—	1,576	1,576
Municipal and other	60	24	—	84	158,102	158,186
	$19,878	$2,498	$21,480	$43,856	$4,350,895	$4,394,751

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

The following table summarizes loan modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Types of modifications to borrowers experiencing financial difficulty
(Dollars in thousands)	Number of loans	Post- restructured recorded investment	Total class of loan	Principal forgiveness	Term extension	WAR (*)	Payment deferral	Other payment modifications	Combined term extension and payment deferral
September 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	1	$2,445	0.4%	$—	$—	0.00%	$—	$2,445	$—
Residential	3	1,669	0.3%	—	1,669	0.00%	—	—	—
Commercial & industrial	3	4,168	0.2%	—	500	1.48%	—	—	3,668
	7	$8,282	0.2%	$—	$2,169		$—	$2,445	$3,668
December 31, 2025
Commercial & industrial	1	$2,812	0.1%	—	2,812	0.0%	$—	$—	$—

(*) Weighted average rate decrease.

On an ongoing basis, the performance of modified loans for borrowers experiencing financial difficulty is monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due.

For the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no receivables modified within the last twelve months that were in default.

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

Significant Loan Sales

Securitization of an $87.5 Million Commercial Real Estate Loan Transaction

On July 15, 2026, the Bank entered into an $87.5 million securitization transaction of certain revolving commercial real estate loans (the “July Mortgage Loan”) originated by the Bank.

The Bank created participation interests in the July Mortgage Loan pursuant to a Participation Agreement, dated as of July 15, 2026, by and between the Bank, as initial Participation A-1 holder, the Bank, as initial Participation A-2 holder, and the Bank, as initial Participation A-3 holder. The Bank subsequently sold Participation A-1 to CRT 2026-1 Depositor LLC (the “July 2026 Depositor”), who subsequently sold Participation A-1 to CRT 2026-1 LLC (the “July 2026 Issuer”). The Bank retained Participation A-2 and Participation A-3.

The July 2026 Issuer pledged Participation A-1, representing the July 2026 Issuer's pro rata economic interest in the July Mortgage Loan, to U.S. Bank Trust Company, National Association (the “Indenture Trustee”), pursuant to an Indenture, dated as of July 15, 2026, by and between the July 2026 Issuer, the Indenture Trustee, the Bank, as servicer, and U.S. Bank National Association, as securities intermediary, and issued its Asset-Backed Notes, Series 2026-1, consisting of Class A-1 Notes and Class M-1 Notes. The July 2026 Issuer sold the Class A-1 Notes to the Bank and certain of the Class M-1 Notes to affiliates of the July 2026 Depositor on July 15, 2026.

Securitization of a $100 Million Commercial Real Estate Loan Transaction

On April 1, 2025, the Bank entered into a $100 million securitization transaction of a revolving commercial real estate loan (the “April Mortgage Loan”) secured by interests in 1-4 family residential dwellings located in the state of Texas.

The Bank created participation interests in the April Mortgage Loan pursuant to a Participation Agreement, dated as of April 1, 2025, by and between the Bank, as initial Participation A-1 holder, the Bank, as initial Participation A-2 holder, and the Bank, as initial Participation A-3 holder. The Bank subsequently sold Participation A-1 to EJF CRT 2025-1 Depositor LLC (the “April 2025 Depositor”), who subsequently sold Participation A-1 to EJF CRT 2025-1 LLC (the “April 2025 Issuer”). The Bank retained Participation A-2 and Participation A-3.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

The April 2025 Issuer pledged Participation A-1, representing the April 2025 Issuer's pro rata economic interest in the April Mortgage Loan, to the Indenture Trustee, pursuant to an Indenture, dated as of April 1, 2025, by and between the April 2025 Issuer, the Indenture Trustee, the Bank, as servicer, and U.S. Bank National Association, as securities intermediary, and issued its Asset-Backed Notes, Series 2025-1, consisting of Class A-1 Notes and Class M-1 Notes. The April 2025 Issuer sold the Class A-1 Notes to the Bank and certain of the Class M-1 Notes to affiliates of the April 2025 Depositor on April 1, 2025.

Securitization of a $150 Million Commercial Real Estate Loan Transaction

On June 3, 2025, the Bank entered into a $150 million securitization transaction of certain commercial real estate loans (the “June Mortgage Loans”) originated by the Bank.

The Bank created participation interests in the June Mortgage Loans pursuant to Participation Agreements, dated as of June 3, 2025, by and between the Bank, as initial Participation A-1 holder, the Bank, as initial Participation A-2 holder, and the Bank, as initial Participation A-3 holder. The Bank subsequently sold Participation A-1 to EJF CRT 2025-2 Depositor LLC (the “June 2025 Depositor”), who subsequently sold Participation A-1 to EJF CRT 2025-2 LLC (the “June 2025 Issuer”). The Bank retained participation interests not sold to the June 2025 Depositor.

The June 2025 Issuer pledged Participation A-1, representing the June 2025 Issuer's pro rata economic interest in the June Mortgage Loans, to the Indenture Trustee, pursuant to an Indenture, dated as of June 3, 2025, by and between the June 2025 Issuer, the Indenture Trustee, the Bank, as servicer, and U.S. Bank National Association, as securities intermediary, and issued its Asset-Backed Notes, Series 2025-2, consisting of Class A-1 Notes and Class M-1 Notes. The June 2025 Issuer sold the Class A-1 Notes to the Bank and certain of the Class M-1 Notes to affiliates of the June 2025 Depositor on June 3, 2025.

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

September 30, 2026 and December 31, 2025

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

The following tables summarize the Company’s internal ratings of its loans at September 30, 2026 and December 31, 2025:

(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Deteriorated	Doubtful	Total
September 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$585,003	$2,600	$19,651	$2,445	$—	$609,699
Non-farm non-residential non-owner occupied	964,978	4,497	15,801	2,973	—	988,249
Residential	514,399	—	75	—	—	514,474
Construction, development & other	884,235	—	4,673	—	—	888,908
Farmland	32,095	—	746	—	—	32,841
Commercial & industrial	2,324,540	15,987	26,455	1,862	—	2,368,844
Consumer	1,689	26	—	—	—	1,715
Municipal and other	88,773	—	—	—	—	88,773
	$5,395,712	$23,110	$67,401	$7,280	$—	$5,493,503

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$414,506	$6,725	$13,484	$—	$434,715
Non-farm non-residential non-owner occupied	689,381	4,619	16,401	—	710,401
Residential	333,055	—	364	—	333,419
Construction, development & other	819,938	—	3,415	—	823,353
Farmland	25,719	766	—	—	26,485
Commercial & industrial	1,863,861	34,836	7,919	—	1,906,616
Consumer	1,542	34	—	—	1,576
Municipal and other	158,186	—	—	—	158,186
	$4,306,188	$46,980	$41,583	$—	$4,394,751

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

The following tables summarize the Company's loans by risk grades, loan class and vintage, at September 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior Years	Cost Basis	Total
September 30, 2026
Real estate loans:
Non-farm non-residential owner occupied
Pass	$119,601	$106,761	$78,472	$53,793	$85,637	$119,809	$20,930	$585,003
Special Mention	—	2,600	—	—	—	—	—	2,600
Substandard	—	1,564	—	494	7,560	10,033	—	19,651
Purchased Credit Deteriorated	—	—	—	—	2,445	—	—	2,445
Total Non-Farm non-residential owner-occupied	$119,601	$110,925	$78,472	$54,287	$95,642	$129,842	$20,930	$609,699
Non-farm non-residential non-owner occupied
Pass	$274,751	$226,210	$101,211	$56,498	$135,658	$138,702	$31,948	$964,978
Special Mention	—	—	—	—	1,935	2,562	—	4,497
Substandard	9,465	—	70	—	—	6,266	—	15,801
Purchased Credit Deteriorated	—	—	—	—	—	2,973	—	2,973
Total Non-Farm non-residential non owner-occupied	$284,216	$226,210	$101,281	$56,498	$137,593	$150,503	$31,948	$988,249
Residential
Pass	$78,488	$87,780	$54,740	$77,199	$113,436	$91,733	$11,023	$514,399
Substandard	—	69	—	—	—	6	—	75
Total Residential	$78,488	$87,849	$54,740	$77,199	$113,436	$91,739	$11,023	$514,474
Construction, development & other
Pass	$82,660	$172,348	$51,479	$34,997	$6,897	$7,332	$528,522	$884,235
Substandard	4,673	—	—	—	—	—	—	4,673
Total Construction, development & other	$87,333	$172,348	$51,479	$34,997	$6,897	$7,332	$528,522	$888,908
Farmland
Pass	$9,307	$1,938	$3,116	$7,887	$7,835	$1,103	$909	$32,095
Substandard	—	746	—	—	—	—	—	746
Total Farmland	$9,307	$2,684	$3,116	$7,887	$7,835	$1,103	$909	$32,841
Commercial & industrial
Pass	$330,769	$339,875	$75,539	$58,655	$42,476	$34,473	$1,442,753	$2,324,540
Special Mention	2,590	1,461	—	—	426	—	11,510	15,987
Substandard	2,471	1,484	1,287	9,608	867	1,913	8,825	26,455
Purchased Credit Deteriorated	—	—	—	30	1,796	—	36	1,862
Total Commercial & industrial	$335,830	$342,820	$76,826	$68,293	$45,565	$36,386	$1,463,124	$2,368,844
Consumer
Pass	$479	$454	$109	$401	$39	$207	$—	$1,689
Special Mention	—	—	—	26	—	—	—	26
Total Consumer	$479	$454	$109	$427	$39	$207	$—	$1,715
Municipal and other
Pass	$427	$116	$81	$16,207	$1,289	$55	$70,598	$88,773
Total Municipal and other	$427	$116	$81	$16,207	$1,289	$55	$70,598	$88,773
Total Loans	$915,681	$943,406	$366,104	$315,795	$408,296	$417,167	$2,127,054	$5,493,503

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied
Pass	$100,756	$64,629	$23,658	$64,818	$81,912	$63,195	$15,538	$414,506
Special Mention	4,013	—	—	—	1,284	1,428	—	6,725
Substandard	1,017	—	87	4,103	4,115	4,162	—	13,484
Total Non-Farm non-residential owner-occupied	$105,786	$64,629	$23,745	$68,921	$87,311	$68,785	$15,538	$434,715
Non-farm non-residential non-owner occupied
Pass	$220,305	$74,690	$63,540	$153,972	$122,038	$30,599	$24,237	$689,381
Special Mention	—	—	—	1,976	—	2,643	—	4,619
Substandard	9,856	100	—	—	6,161	284	—	16,401
Total Non-Farm non-residential non owner-occupied	$230,161	$74,790	$63,540	$155,948	$128,199	$33,526	$24,237	$710,401
Residential
Pass	$65,081	$39,057	$72,387	$74,976	$56,620	$18,219	$6,715	$333,055
Substandard	73	82	—	209	—	—	—	364
Total Residential	$65,154	$39,139	$72,387	$75,185	$56,620	$18,219	$6,715	$333,419
Construction, development & other
Pass	$116,531	$79,226	$73,153	$59,248	$3,624	$3,724	$484,432	$819,938
Substandard	3,415	—	—	—	—	—	—	3,415
Total Construction, development & other	$119,946	$79,226	$73,153	$59,248	$3,624	$3,724	$484,432	$823,353
Farmland
Pass	$2,653	$3,172	$7,206	$6,720	$210	$671	$5,087	$25,719
Special Mention	—	—	—	—	766	—	—	766
Total Farmland	$2,653	$3,172	$7,206	$6,720	$976	$671	$5,087	$26,485
Commercial & industrial
Pass	$391,690	$120,852	$66,291	$64,184	$30,736	$9,585	$1,180,523	$1,863,861
Special Mention	914	870	8,526	252	—	97	24,177	34,836
Substandard	70	1,236	2,951	742	249	387	2,284	7,919
Total Commercial & industrial	$392,674	$122,958	$77,768	$65,178	$30,985	$10,069	$1,206,984	$1,906,616
Consumer
Pass	$804	$102	$354	$177	$10	$95	$—	$1,542
Special Mention	—	—	34	—	—	—	—	34
Total Consumer	$804	$102	$388	$177	$10	$95	$—	$1,576
Municipal and other
Pass	$36,101	$73	$19,347	$3,410	$560	$19	$98,676	$158,186
Total Municipal and other	$36,101	$73	$19,347	$3,410	$560	$19	$98,676	$158,186
Total Loans	$953,279	$384,089	$337,534	$434,787	$308,285	$135,108	$1,841,669	$4,394,751

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

The following tables summarize the Company's gross charge-offs by origination year and loan class for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior Years	Cost Basis	Total
September 30, 2026
Real estate loans:
Commercial & industrial	$—	$—	$(77)	$(7)	$(225)	$(40)	$(6)	$(355)
Municipal and other	—	—	—	(7)	(26)	(17)	—	(50)
Total Charge-Offs	$—	$—	$(77)	$(14)	$(251)	$(57)	$(6)	$(405)

	Gross Charge-offs by Origination Year						Revolving Loans Amortized
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior Years	Cost Basis	Total
December 31, 2025
Real estate loans:
Commercial & industrial	$—	$(72)	$(43)	$(1,785)	$—	$(385)	$(1,819)	$(4,104)
Municipal and other	—	—	(4)	(30)	—	(10)	—	(44)
Total Charge-Offs	$—	$(72)	$(47)	$(1,815)	$—	$(395)	$(1,819)	$(4,148)

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

September 30, 2026 and December 31, 2025

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2026 and 2025:

(Dollars in thousands)	Beginning Balance	Initial Allowance on Acquired Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$2,337	$794	$607	$—	$—	$3,738
Non-farm non-residential non-owner occupied	4,843	1,868	(11)	—	—	6,700
Residential	2,008	1,489	(291)	—	—	3,206
Construction, development & other	6,955	487	(135)	—	—	7,307
Farmland	116	21	19	—	—	156
Commercial & industrial	26,673	2,121	3,604	(355)	583	32,626
Consumer	6	5	(2)	—	—	9
Municipal and other	1,011	1	(290)	(50)	4	676
	$43,949	$6,786	$3,501	$(405)	$587	$54,418

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$3,015	$191	$—	$—	$3,206
Non-farm non-residential non-owner occupied	4,460	(426)	—	350	4,384
Residential	2,014	(84)	—	—	1,930
Construction, development & other	14,728	(2,220)	—	—	12,508
Farmland	187	(40)	—	—	147
Commercial & industrial	15,370	7,194	(3,257)	190	19,497
Consumer	10	(4)	—	—	6
Municipal and other	520	405	(40)	—	885
	$40,304	$5,016	$(3,297)	$540	$42,563

Management believes the allowance for credit losses is adequate to cover expected credit losses on loans at September 30, 2026 and 2025.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2026 and 2025:

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended September 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$3,269	$469	$—	$—	$3,738
Non-farm non-residential non-owner occupied	6,110	590	—	—	6,700
Residential	3,310	(104)	—	—	3,206
Construction, development & other	7,372	(65)	—	—	7,307
Farmland	171	(15)	—	—	156
Commercial & industrial	32,481	118	(84)	111	32,626
Consumer	9	—	—	—	9
Municipal and other	869	(193)	—	—	676
	$53,591	$800	$(84)	$111	$54,418

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

(Dollars in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended September 30, 2025
Real estate loans:
Non-farm non-residential owner occupied	$2,813	$393	$—	$—	$3,206
Non-farm non-residential non-owner occupied	4,023	361	—	—	4,384
Residential	1,918	12	—	—	1,930
Construction, development & other	11,737	771	—	—	12,508
Farmland	159	(12)	—	—	147
Commercial & industrial	18,632	808	(44)	101	19,497
Consumer	5	1	—	—	6
Municipal and other	748	177	(40)	—	885
	$40,035	$2,511	$(84)	$101	$42,563

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

The following tables present the amortized cost basis of collateral dependent loans and the collateral type which have been assessed individually for credit losses:

(Dollars in thousands)	Real Estate	Business Assets	Other	Total
September 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$3,021	$2,107	$—	$5,128
Non-farm non-residential non-owner occupied	8,338	—	—	8,338
Commercial & industrial	—	10,361	2,351	12,712
	$11,359	$12,468	$2,351	$26,178

December 31, 2025
Real estate loans:
Non-farm non-residential owner occupied	$1,235	$—	$—	$1,235
Non-farm non-residential non-owner occupied	99	—	—	99
Residential	387	—	—	387
Commercial & industrial	—	5,893	2,153	8,046
	$1,721	$5,893	$2,153	$9,767

Certain Acquired Loans

As discussed in Note 20 – Business Combinations, the Company acquired loans with fair values of $805.2 million as part of the acquisition of Keystone and its subsidiary Keystone Bank. Of the total $812.8 million acquired, $804.6 million were PSL loans which were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The remaining $8.2 million were PCD loans which exhibited deteriorated credit quality since origination under ASC 310-30.

In connection with the February 1, 2026 acquisition of loans from Keystone and its subsidiary, Keystone Bank, the PCD loan portfolio was accounted for at fair value as follows:

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

(Dollars in thousands)
Contractual required payments	$8,235
Non-accretable difference (expected loss)	1,029
Cash flows expected to be collected at acquisition	7,206
Accretable yield	708
Basis in acquired Keystone Bank, SSB PCD loans	$6,498

The following table presents the gross contractual amounts receivable balances, by portfolio segment, and the carrying amount of PCD loans:

(Dollars in thousands)	September 30, 2026
Real estate loans:
Non-farm non-residential owner occupied	$2,950
Non-farm non-residential non-owner occupied	2,989
Commercial & industrial	2,015
Total outstanding balances	$7,954
Carrying amount	$7,280

The accretable discount is accreted into income using the interest method over the life of the loans. At September 30, 2026, unaccreted discounts on PCD loans totaled approximately $674,000 and were included in net loans in the accompanying consolidated balance sheets.

At September 30, 2026, the allowance for credit losses related to PCD loans disclosed above was approximately $61,300.

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

Accretable yield, or income expected to be collected on PCD loans was as follows:

(Dollars in thousands)	September 30, 2026
Balance at beginning of year	$—
New loans acquired from Keystone Bank, SSB acquisition	708
Accretion of income	(34)
Balance at end of period	$674

4.
Premises and Equipment

Premises and equipment in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	Estimated Useful Life	September 30, 2026	December 31, 2025
Building and building improvements	30 - 40 years and 5 - 40 years	$26,280	$14,353
Land		7,096	3,894
Equipment	3 - 5 years	8,533	7,571
Leasehold improvements	3 - 12 years	14,730	14,513
Furniture and fixtures	5 - 10 years	7,163	5,979
Automobiles	5 years	58	58
Construction in process		1,359	172
		65,219	46,540
Accumulated depreciation		(24,574)	(21,751)
		$40,645	$24,789

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

Depreciation expense was approximately $3.7 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively, and approximately $1.3 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense is included in occupancy and equipment expense in the accompanying consolidated statements of income.

5.
Deposits

Deposits in the accompanying consolidated balance sheets consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Transaction accounts:
Noninterest bearing demand accounts	$721,194	$495,000
Interest bearing demand accounts	4,177,834	3,362,601
Savings	33,777	21,589
Total transaction accounts	4,932,805	3,879,190
Time deposits	991,963	747,698
Total deposits	$5,924,768	$4,626,888

The aggregate amount of time deposits in denominations greater than $250,000 totaled approximately $759.8 million and $539.4 million as of September 30, 2026 and December 31, 2025, respectively.

Scheduled maturities of time deposits at September 30, 2026 are as follows:

(Dollars in thousands)	Maturities by Year
2026 (three months remaining)	$259,468
2027	707,325
2028	19,068
2029	2,787
2030	2,769
2031	544
Thereafter	2
$991,963

At September 30, 2026 and December 31, 2025, the aggregate amount of demand deposit overdrafts that were reclassified as loans was approximately $1.7 million and $286,000, respectively.

6.
Income Taxes

During the nine months ended September 30, 2026 and 2025, the Company recorded income tax provision expense of $12.9 million and $12.8 million, respectively, reflecting an effective tax rate of 18.4% and 21.0%, respectively. During the three months ended September 30, 2026 and 2025, the Company recorded income tax provision expense of $4.8 million and $4.8 million, respectively, reflecting an effective tax rate of 20.0% and 20.9%, respectively. The effective tax rate for the nine months ended September 30, 2026 was less than the statutory tax rate of 21% primarily due to the utilization of purchased federal income tax credits which reduced our tax liability during the year.

Purchased income tax credits are recorded in accordance with ASC Topic 740, “Income Taxes.” During March 2026, the Company purchased $22.0 million in discounted federal income tax credits and recognized $1.2 million as a reduction of income tax expense for the nine months ended September 30, 2026 in the accompanying consolidated statements of income. The tax asset is expected to reduce current income tax obligations and is reported within other assets in the accompanying consolidated balance sheet.

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

September 30, 2026 and December 31, 2025

more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. GAAP also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

7.
FHLB Advances and Other Borrowings

FHLB Advances

The FHLB allows the Company to borrow on a blanket floating lien status collateralized by FHLB stock and real estate loans. As of September 30, 2026 and December 31, 2025, borrowing capacity available under this arrangement was $697.2 million and $499.5 million, respectively. The Company had no FHLB advances outstanding at September 30, 2026 and December 31, 2025. Letters of credit with the FHLB in the amount of $793.5 million were issued at September 30, 2026. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from October 2026 through December 2027.

Line of Credit - Senior Debt

The Company has a $70.0 million revolving line of credit facility which was modified effective March 10, 2026, whereby the facility was increased by $15.0 million. The modification did not affect the note rate, which remains unchanged at the The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest is payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2028. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $55.0 million facility was due on March 10, 2026. At September 30, 2026 and December 31, 2025, the outstanding balance was $62.4 million and $37.9 million, respectively.

Note Payable - Subordinated Debentures

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

September 30, 2026 and December 31, 2025

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

In connection with the above offering, the Company incurred approximately $2.1 million in debt issuance costs which will be amortized to interest expense on a straight-line basis over the ten-year life of the Notes. The Company had $82.3 million each in outstanding principal as of September 30, 2026 and December 31, 2025, and $1.2 million and $1.3 million, respectively, in unamortized debt issuance costs.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement

The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of September 30, 2026 and December 31, 2025, total borrowing capacity under this arrangement was $1.8 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of September 30, 2026 or December 31, 2025.

Federal Funds Lines of Credit

At September 30, 2026 and December 31, 2025, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $41.5 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at September 30, 2026 and December 31, 2025.

8.
Stock Options and Warrants

2013 Stock Option Plan

Upon shareholder approval in 2008, the Bank adopted the 2008 Stock Option Plan. In 2013, upon formation of Third Coast Bancshares, Inc., the Company adopted the 2013 Stock Option Plan (the “2013 Plan”). All outstanding options from the 2008 Stock Option Plan were grandfathered into the 2013 Plan. The 2013 Plan permits the grant of stock options for up to 500,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the 2013 Plan, the Bank may grant either incentive stock options or nonqualified stock options to eligible directors, executive officers, key employees and non-employee shareholders of the Bank. At September 30, 2026, there were no shares remaining available for grant for future awards as all outstanding options under the 2013 Plan were grandfathered into the 2019 Omnibus Incentive Plan (see 2019 Omnibus Incentive Plan). Awards outstanding under the 2013 Plan remain in full force and effect, according to their respective terms.

2017 Non-Employee Director Stock Option Plan

In December 2017, the Company adopted the 2017 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan originally authorized the grant of stock options for up to 100,000 shares of common stock to non-employee directors of the Company pursuant to the terms of the Director Plan. During July 2018, the Company's board of directors approved the grant of stock options for 50,000 additional shares of common stock under the Director Plan, such that the Director Plan permitted the grant of stock options for up to 150,000 shares of common stock. On January 1, 2021, the Director Plan was amended and subsequently approved by the Company’s board of directors such that the aggregate number of shares of common stock to be issued pursuant to options shall not exceed 187,000 shares. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest based on five years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Director Plan. Other grant terms can vary for controlling participants as defined by the Director Plan. At September 30, 2026, there were 3,766 shares remaining available for grant for future awards under the Director Plan.

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

September 30, 2026 and December 31, 2025

stock options, (d) modified the provisions in the 2019 Plan related to dividends and stock splits with respect to restricted stock, and (e) made certain other administrative changes.

The maximum aggregate number of shares of common stock that may be issued under the amended and restated 2019 Plan is equal to the sum of (i) 1,175,000 shares of common stock, (ii) the total number of shares of common stock remaining available for new awards under the 2013 Plan as of May 29, 2019, which was 152,750 shares of common stock, and (iii) any shares subject to outstanding stock options issued under the 2013 Plan to the extent that (A) any such award is forfeited or otherwise terminates or is cancelled without the delivery of shares of common stock, or (B) shares of common stock are withheld from any such award to satisfy any tax or withholding obligation, in which case the shares of common stock covered by such forfeited, terminated or cancelled award or which are equal to the number of shares of common stock withheld, will become available for issuance under the amended and restated 2019 Plan. At September 30, 2026, there were 393,431 shares remaining available for grant for future awards under the amended and restated 2019 Plan.

Keystone Bancshares, Inc. 2021 Equity Incentive Plan

On February 1, 2026, the Company assumed the Keystone Bancshares, Inc. 2021 Equity Incentive Plan, as amended (the “Keystone Plan”) as part of the merger of the Company and Keystone. At merger date, 25,851 restricted stock units outstanding under the Keystone Plan were converted to 11,864 shares of the Company’s common stock, and 386,268 options outstanding under the Keystone Plan were converted to options to purchase 177,404 shares of the Company’s common stock at an exchange ratio of 0.45925, which was equal to the acquisition exchange rate for common shares. The options granted to employees under the Keystone Plan must be exercised within 5 years from the date of grant, and vesting schedules are determined on an individual basis. As of September 30, 2026, no shares were available for grant for future awards under the Keystone Plan.

Stock Options

The Company grants stock options under the 2019 Plan to certain directors, executive officers and other key employees of the Company. These stock options vest ratably over five years and have a 10-year contractual term. Options granted during the nine months ended September 30, 2026 were granted with an exercise price ranging from $36.06 to $39.61. Options granted during the nine months ended September 30, 2025 were granted with an exercise price ranging from $30.31 to $35.40.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the nine months ended September 30, 2026: risk-free interest rate ranging from 3.64% to 4.23%; dividend yield of 0.00%; estimated volatility ranging from 25.39% to 25.58%; and expected lives of options ranging from 1.0 to 7.5 years. The following assumptions were used for options granted in the nine months ended September 30, 2025: risk-free interest rate ranging from 4.06% to 4.47%; dividend yield of 0.00%; estimated volatility ranging from 24.25% to 24.82%; and expected lives of options of 7.5 years. Expected volatilities are based on historical volatilities of the Company’s common stock and similar peer group averages.

For the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense of $467,000 and $391,000, respectively, associated with stock options. For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense of $171,000 and $128,000, respectively, associated with stock options. As of September 30, 2026, there was approximately $1.1 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over the remaining period of 4.69 years. Forfeitures are recognized as they occur.

A summary of stock option activity for the nine months ended September 30, 2026 and 2025 is presented below:

	September 30, 2026		September 30, 2025
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	830,500	$19.08	944,255	$18.76
Acquired and converted options from acquisition (*)	177,404	26.91	—	—
Granted during the period	56,800	38.05	10,000	32.86
Forfeited during the period	(20,029)	25.96	(25,181)	19.78
Exercised during the period	(152,105)	21.01	(92,574)	17.25
Outstanding at the end of period	892,570	$21.36	836,500	$19.07
Options exercisable at end of period	727,418	$19.49	622,700	$18.48
Weighted-average grant date fair value of options granted during the period		$6.36		$12.76

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

(*) Includes 29,852 options granted post-merger under the Keystone Plan which are not fully vested.

Shares issued in connection with stock compensation awards are issued from available authorized shares.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $18.8 million and $16.7 million, respectively, at September 30, 2026. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $15.8 million and $12.1 million, respectively, at September 30, 2025.

The intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was approximately $3.3 million and $1.9 million, respectively.

A summary of the activity in the Company’s nonvested shares for the nine months ended September 30, 2026 and 2025 is as follows:

	September 30, 2026		September 30, 2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	179,450	$5.33	320,970	$4.50
Acquired and converted options from acquisition	171,893	n/a	—	0.00
Granted during the period	56,800	6.36	10,000	12.76
Vested during the period	(238,391)	16.60	(107,270)	3.90
Forfeited during the period	(4,600)	11.65	(9,900)	3.98
Nonvested at end of period	165,152	$8.86	213,800	$5.18

Warrants

In connection with the preferred stock private placement on September 30, 2022, the Company issued warrants to purchase an aggregate of 175,000 shares of the Company's common stock (or, at the election of the warrant holder in accordance with the terms of the warrant agreement, Series B Convertible Perpetual Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”), or non-voting common stock, par value $1.00 per share (“Non-Voting Common Stock”), of the Company) (the “Preferred Warrants”) to certain investors. The Preferred Warrants are fully vested, and are exercisable over a seven-year period that expires on September 30, 2029. The weighted average remaining contractual life of the outstanding Preferred Warrants was 3.00 years as of September 30, 2026.

As of both September 30, 2026 and 2025, the Company had Preferred Warrants for 175,000 underlying shares outstanding and exercisable at a weighted average exercise price of $22.50.

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

A summary of the activity for non-vested RSAs for the nine months ended September 30, 2026 and 2025 is presented below:

	September 30, 2026		September 30, 2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	94,297	$20.45	98,240	$19.38
Granted during the period	103,182	38.63	40,661	33.65
Vested during the period	(43,949)	19.05	(48,774)	16.98
Forfeited during the period	(10,000)	42.13	(5,252)	24.70
Nonvested at the end of period	143,530	$36.27	84,875	$22.72

Compensation expense for RSAs is recorded over the vesting period and is determined based on the number of restricted shares granted and the market price of our common stock at issue date. For the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense associated with RSAs of approximately $1.5 million and $767,000, respectively. For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense associated with RSAs

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

of approximately $610,000 and $292,000, respectively. As of September 30, 2026, there was approximately $4.0 million of unrecognized compensation costs related to non-vested RSAs that is expected to be recognized over a weighted average remaining period of 3.65 years.

9.
Leases

Operating Leases

The Company leases certain office space, stand-alone buildings and equipment which are recognized as operating lease right-of-use (“ROU”) assets and operating lease liabilities and are included in the consolidated balance sheets. Lease liabilities represent the Company's liability to make lease payments under these leases, on a discounted basis. For leases with renewal options available, the Company evaluates each lease to determine if exercise of the renewal option is reasonably certain. As of September 30, 2026, the Company's operating lease ROU asset and operating lease liability totaled $16.8 million and $17.9 million, respectively.

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

As of September 30, 2026 and December 31, 2025, the weighted-average discount rate for the Company's operating leases was 4.81% and 4.75%, respectively. The Company's lease terms range from less than one year to one hundred forty-four months. As of September 30, 2026 and December 31, 2025, the weighted-average remaining term of the leases was 6.68 years and 6.81 years, respectively.

For the three and nine months ended September 30, 2026 and 2025, operating lease cash flows (fixed payments) were approximately $882,000 and $814,000, respectively, and $2.6 million and $2.5 million, respectively.

Lease costs for the three and nine months ended September 30, 2026 and 2025 were as follows and are included in occupancy and equipment expense on the consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$878	$814	$2,614	$2,491
Short-term lease cost	20	2	58	7
Variable lease cost	351	342	1,083	1,054
Total lease cost	$1,249	$1,158	$3,755	$3,552

A schedule of the Company's lease liabilities by contractual maturity for operating leases with initial or remaining terms in excess of one year for each year through 2031 and thereafter is presented below:

(Dollars in thousands)	September 30, 2026
2026 (three months remaining)	$885
2027	3,537
2028	3,288
2029	3,127
2030	2,684
2031	2,568
Thereafter	4,858
Total undiscounted lease liability	20,947
Less: Discount on cash flows	(3,060)
Total operating lease liability	$17,887

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

September 30, 2026 and December 31, 2025

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$1,935,229	$1,689,540
Standby letters of credit	29,855	96,963
Total	$1,965,084	$1,786,503

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

At September 30, 2026 and December 31, 2025, the allowance for credit losses related to off-balance sheet exposures was $1.7 million and $1.8 million, respectively, and is recorded in other liabilities on the consolidated balance sheets.

The following table details the activity in the allowance for credit losses on off-balance sheet commitments for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,005	$1,513	$1,780	$1,438
Acquisition of off-balance sheet commitments	—	—	277	—
(Reversal of) provision for credit losses on off-balance sheet commitments	(260)	252	(312)	327
Total allowance for credit losses - off balance sheet commitments	$1,745	$1,765	$1,745	$1,765

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

September 30, 2026 and December 31, 2025

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

There were no transfers between levels during the nine months ended September 30, 2026, or during the year ended December 31, 2025.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At September 30, 2026
Securities available-for-sale:
U.S government and agency securities	$—	$4,609	$—	$4,609
State and municipal securities	—	13,787	—	13,787
Mortgage-backed securities and collateralized mortgage obligations	—	219,785	—	219,785
Corporate bonds	—	138,988	—	138,988
Asset-backed securities	—	—	84,355	84,355
Total investment securities available-for-sale	$—	$377,169	$84,355	$461,524
Asset-backed securities held-to-maturity	$—	$—	$190,543	$190,543
Marketable equity securities	$2,551	$—	$—	$2,551
Derivative assets:
Pass-through interest rate swaps	$—	$4,031	$—	$4,031
Risk participation agreements	—	—	—	—
Pay-fixed interest rate swaps	—	1,276	—	1,276
Total derivative assets	$—	$5,307	$—	$5,307
Derivative liabilities:
Cash flow hedges	$—	$6,324	$—	$6,324
Pass-through interest rate swaps	—	4,031	—	4,031
Pay-fixed interest rate swaps	—	13	—	13
Total derivative liabilities	$—	$10,368	$—	$10,368

	Fair Value Measurements Using
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At December 31, 2025
Securities available-for-sale:
U.S. government and agency securities	$—	$6,238	$—	$6,238
State and municipal securities	—	13,400	—	13,400
Mortgage-backed securities and collateralized mortgage obligations	—	223,912	—	223,912
Corporate bonds	—	139,642	—	139,642
Total investment securities available-for-sale	$—	$383,192	$—	$383,192
Derivative assets:
Pass-through interest rate swaps	$—	$2,501	$—	$2,501
Risk participation agreements	—	7	—	7
Pay-fixed interest rate swaps	—	36	—	36
Total derivative assets	$—	$2,544	$—	$2,544
Derivative liabilities:
Interest rate swaps	$—	$2,501	$—	$2,501
Pay-fixed interest rate swaps	—	641	—	641
Total derivative liabilities	$—	$3,142	$—	$3,142

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2026 and December 31, 2025:

Collateral Dependent Loans Evaluated Individually for Expected Credit Losses. At September 30, 2026, collateral dependent loans with a specific valuation allowance had carrying values of $5.3 million and specific valuation allowances totaling $448,000 resulting in a net

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

fair value of $4.9 million based on Level 3 inputs. At December 31, 2025, collateral dependent loans with a specific valuation allowance had carrying values of $458,000 and specific valuation allowances totaling $78,000 resulting in a net fair value of $380,000 based on Level 3 inputs.

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

Non-financial assets measured at fair value on a non-recurring basis may include certain foreclosed assets which, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in current earnings. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets include other real estate owned and repossessed assets. Repossessed assets are included in other assets on the consolidated balance sheets.

The following table presents the activity for other real estate owned assets that were remeasured and recorded at fair value as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Balance at beginning of year, net of valuation allowance	$8,388	$862
Loans transferred to other real estate owned	18,882	7,962
Sales of other real estate owned	(203)	(655)
(Write-down) write-up included in other noninterest expense	(68)	219
Balance at end of period, net of valuation allowance	$26,999	$8,388

In connection with the February 1, 2026 acquisition of Keystone and its subsidiary, Keystone Bank, repossessed assets were acquired and accounted for at a fair value totaling approximately $1.5 million. As of September 30, 2026, repossessed asset valuations remained unchanged at $1.5 million. The Company had no repossessed assets as of December 31, 2025.

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

September 30, 2026 and December 31, 2025

The estimated fair values and carrying values of all financial instruments under current authoritative guidance, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs
Marketable equity securities	$2,551	$2,551	$—	$—
Level 2 inputs
Cash and cash equivalents	$365,814	$365,814	$181,229	$181,229
Interest bearing time deposits in other banks	276	276	267	267
Securities available-for-sale	377,169	377,169	383,192	383,192
Non-marketable securities	24,860	24,860	16,424	16,424
Accrued interest receivable	32,083	32,083	29,236	29,236
Bank-owned life insurance	77,100	77,100	76,357	76,357
Derivative assets	5,307	5,307	2,544	2,544
	$882,609	$882,609	$689,249	$689,249
Level 3 inputs
Securities available-for-sale	84,355	84,355	—	—
Securities held-to-maturity	191,924	190,543	192,008	189,106
Loans, net	$5,439,085	$5,452,373	$4,350,802	$4,364,752
	$5,631,009	$5,642,916	$4,542,810	$4,553,858
Financial liabilities:
Level 2 inputs
Deposits	$5,924,768	$5,629,608	$4,626,888	$4,489,704
Accrued interest payable	6,910	6,910	5,957	5,957
Note payable and line of credit	143,495	141,694	118,840	115,665
Derivative liabilities	10,368	10,368	3,142	3,142
	$6,085,541	$5,788,580	$4,754,827	$4,614,468

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

At September 30, 2026 and December 31, 2025, the Company had federal funds sold aggregating approximately $6.1 million and $6.0 million, respectively, which represents concentrations of credit risk. The Company also maintains deposit balances with other financial institutions that exceed FDIC coverage and also represent credit risk. These balances were approximately $47.1 million and $43.4 million, respectively, at September 30, 2026 and December 31, 2025. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

At September 30, 2026 and December 31, 2025, the Company had $388.3 million and $281.3 million, respectively, in outstanding notional derivative balances with a financial institution counterparty. The derivative positions represent credit risk.

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

September 30, 2026 and December 31, 2025

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

For the nine months ended September 30, 2026 and 2025, Company contributions to the Merged Plan were approximately $1.7 million and $1.3 million, respectively, and for the three months ended September 30, 2026 and 2025, Company contributions to the Merged Plan were approximately $589,000 and $425,000, respectively. Administrative expense related to the Merged Plan for the same nine month periods totaled approximately $88,000 and $70,000, respectively, and for the same three month periods totaled approximately $28,000 and $24,000, respectively. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

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

For the nine months ended September 30, 2026 and 2025, the Company had expensed $867,000 and $710,000, respectively, in deferred compensation related to the Phantom Stock Plan. For the three months ended September 30, 2026 and 2025, the Company had expensed $350,000 and $313,000, respectively, in deferred compensation related to the Phantom Stock Plan. The costs are included in salaries and employee benefits in the accompanying consolidated statements of income.

14.
Related Party Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates (collectively referred to herein as “related parties”). It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. At September 30, 2026 and December 31, 2025, the aggregate amounts of loans to related parties were approximately $14.0 million and $9.3 million, respectively. During the nine months ended September 30, 2026, loan originations and advances to related parties totaled $3.8 million, repayments from related parties totaled $446,000, and acquired loans to related parties totaled $1.4 million. Related party unfunded commitments at September 30, 2026 and December 31, 2025 were approximately $1.7 million and $2.2 million, respectively.

Deposit account balances for related parties at September 30, 2026 and December 31, 2025, totaled approximately $22.9 million and $21.5 million, respectively.

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

Share Repurchase Program

On June 17, 2025, the Company's Board of Directors authorized a new share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30 million of its common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. During June 2026, the Company’s Board of

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

Directors approved continuation of the Repurchase Program through June 30, 2027, with no change to the $30 million repurchase threshold. As of September 30, 2026, no shares have been acquired under the Repurchase Program.

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

September 30, 2026 and December 31, 2025

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2026 and December 31, 2025, the Company and Bank meet all capital adequacy requirements to which it is subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2026 and December 31, 2025. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since September 30, 2026 that management believes have changed the Bank’s category.

A comparison of actual capital amounts and ratios to required capital amounts and ratios for the Company and Bank are presented in the following table. Capital levels required to be well capitalized are based upon prompt corrective action regulations.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
THIRD COAST BANCSHARES, INC. (Consolidated)
As of September 30, 2026
Total capital (to risk weighted assets)	$763,203	12.45%	≥	$643,628	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$630,109	10.28%	≥	$521,032	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$630,109	9.55%	≥	$263,971	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$563,949	9.20%	≥	$429,086	≥	7.00%		N/A		N/A
As of December 31, 2025
Total capital (to risk weighted assets)	$628,120	12.48%	≥	$528,317	≥	10.50%		N/A		N/A
Tier 1 capital (to risk weighted assets)	$501,426	9.97%	≥	$427,686	≥	8.50%		N/A		N/A
Tier 1 capital (to average assets)	$501,426	9.65%	≥	$207,886	≥	4.00%		N/A		N/A
Common equity tier 1 (to risk weighted assets)	$435,266	8.65%	≥	$352,212	≥	7.00%		N/A		N/A
THIRD COAST BANK
As of September 30, 2026
Total capital (to risk weighted assets)	$820,841	13.41%	≥	$642,860	≥	10.50%	≥	$612,248	≥	10.00%
Tier 1 capital (to risk weighted assets)	$768,866	12.56%	≥	$520,411	≥	8.50%	≥	$489,798	≥	8.00%
Tier 1 capital (to average assets)	$768,866	11.66%	≥	$263,706	≥	4.00%	≥	$329,632	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$768,866	12.56%	≥	$428,573	≥	7.00%	≥	$397,961	≥	6.50%
As of December 31, 2025
Total capital (to risk weighted assets)	$660,607	13.14%	≥	$527,767	≥	10.50%	≥	$502,636	≥	10.00%
Tier 1 capital (to risk weighted assets)	$614,878	12.23%	≥	$427,240	≥	8.50%	≥	$402,108	≥	8.00%
Tier 1 capital (to average assets)	$614,878	11.84%	≥	$207,672	≥	4.00%	≥	$259,591	≥	5.00%
Common equity tier 1 (to risk weighted assets)	$614,878	12.23%	≥	$351,845	≥	7.00%	≥	$326,713	≥	6.50%

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

September 30, 2026 and December 31, 2025

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share shown on the consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net income	$19,004	$18,057	$57,359	$48,393
Less: dividends declared, Series A Preferred Stock	1,197	1,197	3,552	3,553
Net income available to common shareholders	$17,807	$16,860	$53,807	$44,840
Weighted-average shares outstanding for basic earnings per common share	16,655,357	13,860,149	16,027,130	13,824,963
Dilutive effect of stock compensation and other dilutive securities	3,780,261	3,664,139	3,756,033	3,627,422
Weighted-average shares outstanding for diluted earnings per common share	20,435,618	17,524,288	19,783,163	17,452,385
Basic earnings per share	$1.07	$1.22	$3.36	$3.24
Diluted earnings per share	$0.93	$1.03	$2.90	$2.77

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

For the nine months ended September 30, 2026 and 2025, approximately $2.3 million and $2.4 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended September 30, 2026 and 2025, approximately $781,000 and $818,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At September 30, 2026, the Company expected approximately $2.4 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact the Company’s operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2026, no such deterioration was determined by management.

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

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

All derivatives are carried at fair value in either derivative assets or derivative liabilities in the accompanying consolidated balance sheets. At September 30, 2026, the Company's derivative assets and liabilities totaled $5.3 million and $10.4 million, respectively.

The following tables provide the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2026 and December 31, 2025:

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
September 30, 2026
Cash flow hedges:
Receive-fixed interest rate swaps	$100,000	$—	$6,324	USD-SOFR CME 1M	3.34%	5.4
Fair value hedges:
Risk participation agreements purchased	$4,662	$—	$—	—	7.48%	2.0
Risk participation agreements sold	133,720	—	—	—	4.14%	1.6
Commercial loan one-way interest rate swaps	73,675	1,276	13	6.62%	—	1.8
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	214,660	504	3,527	5.16%	6.45%	3.0
Financial institution counterparty	214,660	3,527	504	6.45%	5.16%	3.0
Total fair value hedges	641,377	5,307	4,044
Total derivatives	$741,377	$5,307	$10,368

(1) Weighted average rate.

(2) Weighted average life (in years).

(Dollars in thousands)	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value	Pay Rate (1)	Receive Rate (1)	Remaining Term (2)
December 31, 2025
Fair value hedges:
Risk participation agreements purchased	4,759	7	—	—	7.48%	2.8
Risk participation agreements sold	131,730	—	—	—	4.24%	2.0
Commercial loan one-way interest rate swaps	101,808	36	641	6.74%	—	2.1
Commercial loan pass-through interest rate swaps:
Loan customer counterparty	179,444	1,383	1,118	—	6.42%	2.6
Financial institution counterparty	179,444	1,118	1,383	6.42%	—	2.6
Total fair value hedges	597,185	2,544	3,142
Total derivatives	$597,185	$2,544	$3,142

(1) Weighted average rate.

(2) Weighted average life (in years).

18.
Goodwill and Core Deposit Intangibles

As mentioned in Note 20 – Business Combinations, the Company recorded goodwill and core deposit intangibles of $28.0 million and $8.2 million, respectively, relating to the Keystone acquisition (see Note 20 — Business Combinations).

Goodwill and other intangible assets were $53.7 million and $18.7 million, respectively, as of September 30, 2026 and December 31, 2025.

Amortization expense of the core deposit intangible (“CDI”) was approximately $1.2 million and $121,000 for the nine months ended September 30, 2026 and 2025, respectively, and $426,000 and $40,000 for the three months ended September 30, 2026 and 2025, respectively. The remaining weighted average life was 8.92 years at September 30, 2026.

THIRD COAST BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2026 and December 31, 2025

Scheduled amortization of CDI at September 30, 2026 are as follows:

(Dollars in thousands)	CDI Amortization
2026 (three months remaining)	$415
2027	1,561
2028	1,399
2029	1,236
2030	913
2031	751
Thereafter	1,380
$7,655

19.
Contingencies

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

20. Business Combinations

Effective February 1, 2026, the Company acquired 100% of the outstanding stock of Keystone and its subsidiary, Keystone Bank, with two branches located in Austin, Texas, one branch located in Ballinger, Texas, and one loan production office in Bastrop, Texas. In connection with the acquisition, the Company issued 2,560,695 shares of Company common stock and paid approximately $20.0 million in cash in exchange for the outstanding shares of stock of Keystone.

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

During the nine months ended September 30, 2026, the Company incurred expenses of approximately $6.3 million related to the acquisition. These expenses are primarily included in legal and professional expense, and salaries and employee benefits expense line items of the consolidated statements of income. Results of the acquired company were included in the Company’s results of operations beginning February 1, 2026.

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

September 30, 2026 and December 31, 2025

The loan portfolio had a fair value of $805.2 million at acquisition date and a contractual balance of $812.8 million.

Proforma Financial Information (unaudited)

The results of operations of Keystone have been included in the Company’s consolidated financial statements prospectively beginning on February 1, 2026. The Company has determined it is impractical to disclose stand-alone revenues and earnings for legacy Keystone subsequent to merger date due to the merging of certain processes. The following table provides the unaudited pro forma results of operations for the three and nine months ended September 30, 2026 and 2025, as if the acquisition had occurred on January 1, 2025. The pro forma results combine the historical results of Keystone into our consolidated statements of income, including the impact of certain acquisition accounting adjustments which include loan discount accretions, intangible assets amortization, and deposit premium amortization. Proforma combined results for the nine months ended September 30, 2026 include $6.3 million of acquisition-related expenses attributable to the acquisition, which primarily include, but are not limited to, severance costs and legal and professional services. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset disposition. Recognized acquisition-related expense and other adjustments related to the timing of expenses are included in net income before income tax expense in the following table:

	Unaudited Pro Forma Combined Results
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net interest income	59,546	60,138	176,503	169,697
Noninterest income	6,321	3,904	18,229	10,445
Net income before income tax expense	23,766	25,774	65,905	69,832

21. Subsequent Events - Pending Business Combination

Definitive Merger Agreement between the Company and Great Plains

On October 6, 2026, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, Thunder Merger Sub, Inc. (“Merger Sub”), an Oklahoma corporation and a wholly owned subsidiary of the Company, and Great Plains, the parent company of Great Plains National Bank, a national banking association with its principal office in Elk City, Oklahoma (“Great Plains Bank”).

Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Great Plains (the “Merger”), with Great Plains surviving as a wholly owned subsidiary of the Company. Immediately following, and in connection with the Merger, the Company will cause Great Plains to be merged with and into the Company, with the Company surviving the merger (the “Second Step Merger”). Immediately following the Second Step Merger, or at such later time as the Company may determine, the Company will cause Great Plains Bank to be merged with and into the Bank, with the Bank surviving the merger.

Under the terms of the Merger Agreement, at the closing of the transaction, each outstanding share of Great Plains common stock will be converted into the right to receive, without interest, a number of shares of the Company’s common stock, rounded to the nearest ten thousandth of a share, equal to the quotient of (A) 5,570,352, divided by (B) the number of shares of Great Plains common stock issued and outstanding immediately prior to the effective time of the Merger, except for cancelled shares and dissenting shares (the “Exchange Ratio”). The Exchange Ratio is subject to reduction in the event that Great Plains does not deliver a minimum of $153,300,000 of the sum of Great Plains’ capital, surplus and retained earnings accounts less all intangible assets, calculated as of the Calculation Time (as defined in the Merger Agreement) and in accordance with generally accepted accounting principles of the United States consistently applied, and adjusted to reflect certain merger costs and other specified items described in the Merger Agreement. The Company will not issue any certificates representing a fractional share of the Company’s common stock. In lieu of any fractional share, each holder of Great Plains stock entitled to a fractional share, upon surrender of such shares of Great Plains stock, will be entitled to receive from the Company an amount in cash, without interest, as described in the Merger Agreement.

The transaction is expected to close during the first quarter of 2027, and is subject to customary closing conditions, including the receipt of required regulatory approvals, the approval of Great Plains’ shareholders of the Merger Agreement and the Merger, and the approval of the Company’s shareholders of the issuance of shares of the Company’s common stock in connection with the Merger.

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

Overview

We are a bank holding company with headquarters in Humble, Texas that operates through our wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, TCCC. We focus on providing commercial banking solutions to small and medium-sized businesses and professionals with operations in our markets. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. Our market expertise, coupled with a deep understanding of our customers’ needs, allows us to deliver tailored financial products and services. We currently operate twenty branches, with ten branches in the Greater Houston market, two branches in the Dallas-Fort Worth market, six branches in the Austin-San Antonio market, one branch in Detroit, Texas, and one branch in Ballinger, Texas. As of September 30, 2026, we had, on a consolidated basis, total assets of $6.81 billion, total loans of $5.49 billion, total deposits of $5.92 billion and total shareholders’ equity of $674.9 million.

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

Definitive Merger Agreement between the Company and Great Plains

On October 6, 2026, the Company entered into the Merger Agreement, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Great Plains, with Great Plains surviving as a wholly owned subsidiary of the Company. Immediately following, and in connection with the Merger, the Company will cause Great Plains to be merged with and into the Company, with the Company surviving the merger. Immediately following the Second Step Merger, or at such later time as the Company may determine, the Company will cause Great Plains Bank to be merged with and into the Bank, with the Bank surviving the merger.

Under the terms of the Merger Agreement, at the closing of the transaction, each outstanding share of Great Plains common stock will be converted into the right to receive, without interest, a number of shares of the Company’s common stock, rounded to the nearest ten thousandth of a share, equal to the quotient of (A) 5,570,352, divided by (B) the number of shares of Great Plains common stock issued and outstanding immediately prior to the effective time of the Merger, except for cancelled shares and dissenting shares. The Exchange Ratio is subject to reduction in the event that Great Plains does not deliver a minimum of $153,300,000 of the sum of Great Plains’ capital, surplus and retained earnings accounts less all intangible assets, calculated as of the Calculation Time (as defined in the

Merger Agreement) and in accordance with generally accepted accounting principles of the United States consistently applied, and adjusted to reflect certain merger costs and other specified items described in the Merger Agreement. The Company will not issue any certificates representing a fractional share of the Company’s common stock. In lieu of any fractional share, each holder of Great Plains stock entitled to a fractional share, upon surrender of such shares of Great Plains stock, will be entitled to receive from the Company an amount in cash, without interest, as described in the Merger Agreement.

The transaction is expected to close during the first quarter of 2027, and is subject to customary closing conditions, including the receipt of required regulatory approvals, the approval of Great Plains’ shareholders of the Merger Agreement and the Merger, and the approval of the Company’s shareholders of the issuance of shares of the Company’s common stock in connection with the Merger.

Keystone Merger

On February 1, 2026, we completed our merger with Keystone Bancshares, Inc. (“Keystone”), the parent company of Keystone Bank, SSB (“Keystone Bank”), a Texas state savings bank, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of October 22, 2025, by and among the Company, Arch Merger Sub, Inc. (“Arch Merger Sub”), a Texas corporation and a wholly owned subsidiary of the Company, and Keystone (the “Keystone Merger Agreement”).

Pursuant to the Keystone Merger Agreement, on February 1, 2026, Arch Merger Sub merged with and into Keystone (the “ Keystone Merger”), with Keystone surviving as a wholly owned subsidiary of the Company. Immediately following the Keystone Merger, Keystone merged with and into the Company, with the Company surviving the merger (the “Keystone Second Step Merger”). Immediately following the Keystone Second Step Merger, Keystone Bank merged with and into the Bank, with the Bank surviving the merger. In connection with the Merger, we issued approximately 2.6 million shares of our common stock and paid approximately $20.0 million in cash.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Increase (Decrease)		2026	2025	Increase (Decrease)
Interest income	$106,726	$92,503	$14,223	15.4%	$310,101	$261,931	$48,170	18.4%
Interest expense	47,180	41,654	5,526	13.3%	136,634	118,911	17,723	14.9%
Net interest income	59,546	50,849	8,697	17.1%	173,467	143,020	30,447	21.3%
Provision for credit losses	540	2,763	(2,223)	(80.5)%	3,189	5,343	(2,154)	(40.3)%
Noninterest income	6,321	3,635	2,686	73.9%	18,071	9,392	8,679	92.4%
Noninterest expense	41,561	28,892	12,669	43.8%	118,088	85,846	32,242	37.6%
Income before income taxes	23,766	22,829	937	4.1%	70,261	61,223	9,038	14.8%
Income tax expense	4,762	4,772	(10)	(0.2)%	12,902	12,830	72	0.6%
Net income	$19,004	$18,057	$947	5.2%	$57,359	$48,393	$8,966	18.5%

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

Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025

Net interest income increased $30.4 million, or 21.3%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to increased interest income, partially offset by increased interest expense. The increase in interest income primarily resulted from an increase in loans, slightly offset by a decrease in loan yields. The increase in interest expense primarily resulted from an increase in interest-bearing demand deposits, slightly offset by a reduction in rates paid on interest-bearing demand deposits. Average loans increased from $4.06 billion for the nine months ended September 30, 2025 to $5.25 billion for the nine months ended September 30, 2026, primarily as a result of the Keystone Merger. The yield on loans for the nine months ended September 30, 2026 was 7.01%, compared to 7.73% for the nine months ended September 30, 2025. Interest expense related to interest bearing deposit accounts was $129.6 million and $112.8 million for nine months ended September 30, 2026 and 2025, respectively. Average interest-bearing deposits increased from $3.77 billion for the nine months ended September 30, 2025 to $4.99 billion for the nine months ended September 30, 2026, primarily as a result of the Keystone Merger. The average rate paid on interest-bearing deposits decreased from 4.00% for the nine months ended September 30, 2025 to 3.47% for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, net interest margin and net interest spread were 3.73% and 3.14%, respectively, compared to 4.05% and 3.34%, respectively, for the nine months ended September 30, 2025.

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

	For the Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$5,248,655	$275,070	7.01%	$4,060,615	$234,847	7.73%
Investment securities available-for-sale	443,053	19,609	5.92%	396,919	17,487	5.89%
Investment securities held-to-maturity	192,041	7,306	5.09%	108,575	4,489	5.53%
Federal funds sold and other interest- earning assets	325,802	8,116	3.33%	159,941	5,108	4.27%
Total interest-earning assets	6,209,551	310,101	6.68%	4,726,050	261,931	7.41%
Less: allowance for credit losses	(51,673)			(40,550)
Total interest-earning assets, net of allowance	6,157,878			4,685,500
Noninterest-earning assets	309,434			207,355
Total assets	$6,467,312			$4,892,855
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,985,877	$129,577	3.47%	$3,771,393	$112,791	4.00%
Note payable and line of credit	137,812	6,190	6.01%	112,318	5,186	6.17%
FHLB advances	32,257	867	3.59%	26,574	934	4.70%
Total interest-bearing liabilities	5,155,946	136,634	3.54%	3,910,285	118,911	4.07%
Noninterest-bearing deposits	601,182			436,412
Other liabilities	57,538			55,754
Total liabilities	5,814,666			4,402,451
Shareholders’ equity	652,646			490,404
Total liabilities and shareholders’ equity	$6,467,312			$4,892,855
Net interest income		$173,467			$143,020
Net interest spread(1)			3.14%			3.34%
Net interest margin(2)			3.73%			4.05%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $10.6 million and $12.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

	For the Nine Months Ended September 30, 2026 compared to 2025
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$68,711	$(28,488)	$40,223
Investment securities available-for-sale	2,033	89	2,122
Investment securities held-to-maturity	3,950	(1,133)	2,817
Federal funds sold and other interest-earning assets	5,297	(2,289)	3,008
Total increase in interest income	$79,991	$(31,821)	$48,170
Interest-bearing liabilities:
Interest-bearing deposits	$36,322	$(19,536)	$16,786
Note payable and line of credit	1,177	(173)	1,004
FHLB advances	200	(267)	(67)
Total increase in interest expense	$37,699	$(19,976)	$17,723
Increase in net interest income	$42,292	$(11,845)	$30,447

Three months ended September 30, 2026 vs. Three months ended September 30, 2025

Net interest income increased $8.7 million, or 17.1%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increased interest income, partially offset by increased interest expense. The increase in interest income primarily resulted from an increase in loans, slightly offset by a decrease in loan yields. The increase in interest expense primarily resulted from an increase in interest-bearing demand deposits, slightly offset by a reduction in rates paid on interest-bearing demand deposits. Average loans increased from $4.18 billion for the three months ended September 30, 2025 to $5.40 billion for the three months ended September 30, 2026, primarily as a result of the Keystone Merger. The yield on loans for the three months ended September 30, 2026 was 6.95%, compared to 7.79% for the three months ended September 30, 2025. Interest expense related to interest bearing deposit accounts was $44.7 million and $39.0 million for three months ended September 30, 2026 and 2025, respectively. Average interest-bearing deposits increased from $3.89 billion for the three months ended September 30, 2025 to $5.08 billion for the three months ended September 30, 2026, primarily as a result of the Keystone Merger. The average rate paid on interest-bearing deposits decreased from 3.98% for the three months ended September 30, 2025 to 3.49% for the three months ended September 30, 2026. For the three months ended September 30, 2026, net interest margin and net interest spread were 3.70% and 3.08%, respectively, compared to 4.10% and 3.41%, respectively, for the three months ended September 30, 2025.

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

	For the Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid(3)	Average Yield/ Rate
Assets
Interest-earnings assets:
Loans, gross	$5,396,683	$94,593	6.95%	$4,179,027	$82,054	7.79%
Investment securities available-for-sale	492,929	7,020	5.65%	410,073	6,289	6.08%
Investment securities held-to-maturity	192,152	2,359	4.87%	206,055	2,882	5.55%
Federal funds sold and other interest earning assets	299,444	2,754	3.65%	123,680	1,278	4.10%
Total interest-earning assets	6,381,208	106,726	6.64%	4,918,835	92,503	7.46%
Less: allowance for credit losses	(53,612)			(40,427)
Total interest-earning assets, net of allowance	6,327,596			4,878,408
Noninterest-earning assets	325,704			213,210
Total assets	$6,653,300			$5,091,618
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,084,277	$44,709	3.49%	$3,892,726	$39,030	3.98%
Note payable and line of credit	142,832	2,155	5.99%	113,560	1,754	6.13%
FHLB advances	31,986	316	3.92%	73,476	870	4.70%
Total interest-bearing liabilities	5,259,095	47,180	3.56%	4,079,762	41,654	4.05%
Noninterest-bearing deposits	654,281			453,980
Other liabilities	58,749			49,842
Total liabilities	5,972,125			4,583,584
Shareholders’ equity	681,175			508,034
Total liabilities and shareholders' equity	$6,653,300			$5,091,618
Net interest income		$59,546			$50,849
Net interest spread(1)			3.08%			3.41%
Net interest margin(2)			3.70%			4.10%

(1)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)
Net interest margin is equal to net interest income divided by average interest-earning assets.
(3)
Interest earned/paid includes accretion of deferred loan fees, premiums and discounts. Interest income on loans includes loan fees and discount accretion of $3.4 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively.

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

	For the Three Months Ended September 30, 2026 compared to 2025
	Increase (Decrease) Due to Changes In		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans, gross	$23,908	$(11,369)	$12,539
Investment securities available-for-sale	1,271	(540)	731
Investment securities held-to-maturity	4,648	(5,171)	(523)
Federal funds sold and other interest-earning assets	1,816	(340)	1,476
Total increase (decrease) in interest income	$31,643	$(17,420)	$14,223
Interest-bearing liabilities:
Interest-bearing deposits	$11,947	$(6,268)	$5,679
Note payable and line of credit	452	(51)	401
FHLB advances	(491)	(63)	(554)
Total increase (decrease) in interest expense	$11,908	$(6,382)	$5,526
Increase in net interest income	$19,735	$(11,038)	$8,697

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

The provision for credit losses for the nine months ended September 30, 2026 was $3.2 million, compared to $5.3 million for the nine months ended September 30, 2025. The provisions for each period related primarily to provisioning for new loans and commitments booked during the periods. No provision for credit losses for securities was recorded for the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the allowance for credit losses for loans totaled $54.4 million, or 0.99% of total loans, compared to $43.9 million, or 1.00% of total loans, as of December 31, 2025. The increase in the allowance for credit losses for loans was primarily due to the Keystone Merger. At September 30, 2026, the allowance for credit losses for unfunded loan commitments was $1.7 million, compared to $1.8 million at December 31, 2025. No allowance for credit losses for securities was recorded as of September 30, 2026 or December 31, 2025.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Increase		2026	2025	Increase (Decrease)
Noninterest Income:
Service charges and fees	$4,293	$2,839	$1,454	51.2%	$10,642	$7,241	$3,401	47.0%
Earnings on bank-owned life insurance	797	786	11	1.4%	2,295	2,206	89	4.0%
Loss on sale of investment securities available-for-sale	—	—	—	—	(104)	(338)	234	(69.2)%
Gain on sale of factored receivables	—	—	—	—	3,463	—	3,463	100.0%
Gain on sale of SBA loans	—	—	—	—	—	74	(74)	(100.0)%
Other	1,231	10	1,221	12210.0%	1,775	209	1,566	749.3%
Total noninterest income	$6,321	$3,635	$2,686	73.9%	$18,071	$9,392	$8,679	92.4%

Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025

The increase in noninterest income of $8.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the gain on sale of factored receivables and increased service charges and fees.

Three months ended September 30, 2026 vs. Three months ended September 30, 2025

The increase in noninterest income of $2.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to increased service charges and fees, other real estate rental income and upfront swap fees.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Increase		2026	2025	Increase
Noninterest Expense:
Salaries and employee benefits	$24,981	$19,560	$5,421	27.7%	$74,593	$56,080	$18,513	33.0%
Occupancy and equipment expenses	3,414	2,861	553	19.3%	10,022	8,478	1,544	18.2%
Legal and professional fees	4,869	1,254	3,615	288.3%	10,361	4,612	5,749	124.7%
Data processing and network expenses	1,578	1,203	375	31.2%	4,587	3,485	1,102	31.6%
Regulatory assessments	1,430	1,152	278	24.1%	3,971	3,661	310	8.5%
Advertising and marketing	799	499	300	60.1%	2,175	1,411	764	54.1%
Software purchases and maintenance	1,573	1,094	479	43.8%	4,413	3,502	911	26.0%
Loan operations and other real estate owned expense	1,018	29	989	3410.3%	2,211	737	1,474	200.0%
Telephone and communications	166	134	32	23.9%	468	424	44	10.4%
Other	1,733	1,106	627	56.7%	5,287	3,456	1,831	53.0%
Total noninterest expense	$41,561	$28,892	$12,669	43.8%	$118,088	$85,846	$32,242	37.6%

Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025

The increase in noninterest expense of $32.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to increases in salaries and employee benefit expenses, increases in legal and professional fees, increases in loan operations and other real estate owned expense, and increases in other expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $74.6 million for the nine months ended September 30, 2026, an increase of $18.5 million, or 33.0%, compared to $56.1 million for the same period in 2025. The increase was primarily due to merger-related expenses, increased salary expense resulting from new hires and increased bonus expense. For the nine months ended September 30, 2026, the average number of employees was 482, compared to an average number of employees of 385 for the nine months ended September 30, 2025.

Legal and professional fees were $10.4 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to merger and acquisition-related expenses.

Loan operations and other real estate owned expense were $2.2 million and $737,000 for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to increased other real estate owned expenses during the nine months ended September 30, 2026.

Other noninterest expenses were $5.3 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to an increase in amortization expense of core deposit intangibles related to the Keystone Merger.

Three months ended September 30, 2026 vs. Three months ended September 30, 2025

The increase in noninterest expense of $12.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to increases in salaries and employee benefit expenses, increases in legal and professional fees, increases in loan operations and other real estate owned expense, and increases in other expenses.

Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $25.0 million for the three months ended September 30, 2026, an increase of $5.4 million, or 27.7%, compared to $19.6 million for the same period in 2025. The increase was primarily due to merger-related expenses, increased salary expense resulting from new hires and increased bonus expense. For the three months ended September 30, 2026, the average number of employees was 502, compared to an average number of employees of 393 for the three months ended September 30, 2025.

Legal and professional fees were $4.9 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to merger and acquisition-related expenses.

Loan operations and other real estate owned expense were $1.0 million and $29,000 for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to increased other real estate owned expenses during the third quarter of 2026.

Other noninterest expenses were $1.7 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to an increase in amortization expense of core deposit intangibles related to the Keystone Merger, an increase in expenses related to Federal Home Loan Bank letters of credit and an increase in expenses related to investor relations and public filings.

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

Income tax expense and effective tax rates for the periods shown below were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Income tax expense	$4,762	$4,772	$12,902	$12,830
Effective tax rate	20.0%	20.9%	18.4%	21.0%

The effective tax rate for the nine months ended September 30, 2026 was less than the statutory tax rate of 21% due to the utilization of purchased federal income tax credits which reduced our tax liability during the year.

Financial Condition

Total assets were $6.81 billion as of September 30, 2026, compared to $5.34 billion as of December 31, 2025. The increase in total assets of $1.46 billion was primarily a result of the Keystone Merger during the nine months ended September 30, 2026.

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

As of September 30, 2026, total loans were $5.49 billion, an increase of $1.10 billion, or 25.0%, compared to $4.39 billion as of December 31, 2025, primarily as a result of the Keystone Merger. Real estate loans and commercial and industrial loans accounted for the majority of the loan growth, increasing $705.8 million and $462.2 million, respectively, from December 31, 2025. The growth was partially offset by a $69.4 million decrease in municipal and other loans from December 31, 2025. Total loans as a percentage of deposits were 92.7% and 95.0% as of September 30, 2026 and December 31, 2025, respectively. Total loans as a percentage of assets were 80.7% and 82.3% as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$609,699	11.1%	$434,715	11.3%
Non-farm non-residential non-owner occupied	988,249	18.0%	710,401	16.4%
Residential	514,474	9.4%	333,419	8.5%
Construction, development and other	888,908	16.2%	823,353	22.0%
Farmland	32,841	0.6%	26,485	0.8%
Commercial and industrial	2,368,844	43.1%	1,906,616	37.8%
Consumer	1,715	0.0%	1,576	0.0%
Municipal and other	88,773	1.6%	158,186	3.2%
Total loans	$5,493,503	100.0%	$4,394,751	100.0%

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

Owner-occupied commercial real estate loans are a key component of our lending strategy to owner-operated businesses, representing a large percentage of our total commercial real estate loans. Owner-occupied commercial real estate loans increased $175.0 million, or 40.3%, to $609.7 million as of September 30, 2026 from $434.7 million as of December 31, 2025.

Non-owner-occupied commercial real estate loans are loans for income producing properties and are generally for retail strip centers, office buildings, self-storage facilities, and multi and single tenant office warehouses, all within our markets. Non-owner-occupied commercial real estate loans increased $277.8 million, or 39.1%, to $988.2 million as of September 30, 2026 from $710.4 million as of December 31, 2025.

The following table summarizes our commercial real estate loans by type of property securing the loans:

	As of September 30, 2026
(Dollars in thousands)	Amount	Average Loan Size	Percentage of Total
Commercial real estate loans by category:
Convenience Store/Gas Station	$27,895	$1,268	1.7%
Healthcare Other	30,203	2,323	1.9%
Hotel/Motel	32,952	2,996	2.1%
Medical Office	38,984	2,166	2.4%
Mini Warehouse/Self Storage	97,277	3,243	6.1%
Office	275,681	1,702	17.3%
Other	366,469	1,753	22.9%
Restaurant/Bar	51,808	1,036	3.2%
Retail	239,409	1,915	15.0%
Sports/Entertainment	52,709	2,928	3.3%
Warehouse/Industrial	384,562	1,544	24.1%
Total commercial real estate loans	$1,597,949	$1,762	100.0%

Residential Real Estate Loans. Residential real estate loans consist of 1-4 family residential loans and multi-family residential loans. Our 1-4 family residential loan portfolio is predominately comprised of loans secured by 1-4 family homes, which are investor owned. While we do have some owner-occupied 1-4 family residential loans, we have not historically pursued this product line; however, we do offer limited mortgage products through our mortgage department. Our multi-family residential loan portfolio is comprised of loans secured by properties deemed multi-family, which includes apartment buildings. Our current multifamily loans are to operators who we believe are seasoned and successful and possess quality alternative repayment sources. Residential real estate loans increased $181.1 million, or 54.3%, to $514.5 million as of September 30, 2026 from $333.4 million as of December 31, 2025. The increase was primarily a result of the Keystone Merger.

Construction, Development and Other Loans. Construction and development loans are comprised of loans used to fund construction, land acquisition and land development. The properties securing the portfolio are primarily in the Greater Houston and Dallas markets and are generally diverse in terms of type. During 2021, we expanded our construction and development portfolio through the formation of our builder finance group, which provides traditional homebuilder lines secured by lots and single-family homes, and land acquisition and development loans. This group also finances bond anticipation notes and lines of credit to large national institutional tier-one funds that invest equity in various real estate assets. Construction, development and other loans increased $65.6 million, or 8.0%, to $888.9 million as of September 30, 2026 from $823.4 million as of December 31, 2025. The increase was primarily a result of the Keystone Merger.

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

In addition, the commercial and industrial loan category includes factored receivables. TCCC provides working capital solutions for small- to medium-sized businesses throughout the United States. TCCC provides working capital financing through the purchase of accounts receivables. Our factored receivables portfolio consists primarily of customers in the transportation, energy services and service industries. Substantially all of the assets of TCCC were sold to Gulf Coast effective June 25. 2026 (see Note 3 – Loans and Allowance for Credit Losses). There were no outstanding factored receivables at September 30, 2026. At December 31, 2025, outstanding factored receivables were $26.7 million.

Commercial and industrial loans increased $462.2 million, or 24.2%, to $2.37 billion as of September 30, 2026 from $1.91 billion as of December 31, 2025.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2026
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$52,790	$359,652	$101,637	$95,620	$609,699
Non-farm non-residential non-owner occupied	244,686	549,586	117,836	76,141	988,249
Residential	34,075	84,707	57,142	338,550	514,474
Construction, development and other	174,475	668,618	18,679	27,136	888,908
Farmland	5,534	19,823	5,469	2,015	32,841
Commercial and industrial	343,179	1,965,619	50,393	9,653	2,368,844
Consumer	182	1,156	377	—	1,715
Municipal and other	38,657	50,035	81	—	88,773
Total loans	$893,578	$3,699,196	$351,614	$549,115	$5,493,503
Amounts with fixed rates	$328,375	$840,580	$104,262	$85,561	$1,358,778
Amounts with floating rates	$565,203	$2,858,616	$247,352	$463,554	$4,134,725

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans that are accruing over 90 days past due, loan modifications to borrowers experiencing financial difficulties, and foreclosed assets. Generally, loans are placed on nonaccrual status when they become more than 90 days past due and/or collection of principal or interest is in doubt.

The following table presents information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of September 30, 2026	As of December 31, 2025
Nonaccrual loans	$23,050	$10,120
Loans > 90 days and still accruing	5,929	11,360
Total nonperforming loans	$28,979	$21,480
Other real estate owned and repossessed assets	26,999	8,388
Total nonperforming assets	$55,978	$29,868
Ratio of nonaccrual loans to total loans	0.42%	0.23%
Ratio of nonperforming loans to total loans	0.53%	0.49%
Ratio of nonperforming loans to total assets	0.43%	0.40%
Ratio of nonperforming assets to total assets	0.82%	0.56%
Ratio of nonperforming loans to total loans plus OREO	0.52%	0.49%
Ratio of allowance for credit losses to nonaccrual loans	236.09%	434.28%

We had $56.0 million in nonperforming assets as of September 30, 2026, compared to $29.9 million as of December 31, 2025. The increase was primarily due to the transfer of a $17.1 million loan to other real estate owned and the placement on nonaccrual of six relationships totaling $13.3 million, offset by a decrease of $5.4 million in loans over 90 days past due and still accruing. Included in nonperforming assets, nonperforming loans were $29.0 million and $21.5 million as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes our nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	As of September 30, 2026	As of December 31, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$5,129	$1,235
Non-farm non-residential non-owner occupied	5,365	99
Residential	—	387
Commercial and industrial	12,556	8,399
	$23,050	$10,120

Risk Gradings

As part of the ongoing monitoring of the credit quality of the Company's loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks risk gradings as indicated below that are used as credit quality indicators.

The following table summarizes the internal ratings of our loans as of the dates indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Purchased Credit Deteriorated	Doubtful	Total
September 30, 2026
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$585,003	$2,600	$19,651	$2,445	$—	$609,699
Non-farm non-residential non-owner occupied	964,978	4,497	15,801	2,973	—	988,249
Residential	514,399	—	75	—	—	514,474
Construction, development and other	884,235	—	4,673	—	—	888,908
Farmland	32,095	—	746	—	—	32,841
Commercial and industrial	2,324,540	15,987	26,455	1,862	—	2,368,844
Consumer	1,689	26	—	—	—	1,715
Municipal and other	88,773	—	—	—	—	88,773
Gross loans	$5,395,712	$23,110	$67,401	$7,280	$—	$5,493,503

December 31, 2025
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$414,506	$6,725	$13,484	$—	$—	$434,715
Non-farm non-residential non-owner occupied	689,381	4,619	16,401	—	—	710,401
Residential	333,055	—	364	—	—	333,419
Construction, development and other	819,938	—	3,415	—	—	823,353
Farmland	25,719	766	—	—	—	26,485
Commercial and industrial	1,863,861	34,836	7,919	—	—	1,906,616
Consumer	1,542	34	—	—	—	1,576
Municipal and other	158,186	—	—	—	—	158,186
Gross loans	$4,306,188	$46,980	$41,583	$—	$—	$4,394,751

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

As of September 30, 2026, the allowance for credit losses for loans totaled $54.4 million, or 0.99% of total loans. As of December 31, 2025, the allowance for credit losses for loans totaled $43.9 million, or 1.00% of total loans. The increase in our allowance for credit losses for loans was primarily due to the $6.8 million initial allowance on acquired loans resulting from the Keystone Merger and $3.2 million provision for credit losses on loans for the nine months ended September 30, 2026.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses at beginning of period	$53,591	$40,035	$43,949	$40,304
Initial Allowance on Acquired Loans	—	—	6,786	—
Provision for credit losses on loans	800	2,511	3,501	5,016
Charge-offs:
Commercial and industrial	(84)	(44)	(355)	(3,257)
Municipal and other	—	(40)	(50)	(40)
Total charge-offs	(84)	(84)	(405)	(3,297)
Recoveries:
Non-farm non-residential non-owner occupied	—	—	—	350
Commercial and industrial	111	101	583	190
Municipal and other	—	—	4	—
Total recoveries	111	101	587	540
Net recoveries (charge-offs)	27	17	182	(2,757)
Allowance for credit losses at end of period	$54,418	$42,563	$54,418	$42,563
Ratio of net recoveries (charge-offs) to average loans(1)	0.00%	0.00%	0.00%	(0.09)%

(1)
Interim periods annualized.

The allowance for credit losses by loan category as of the dates indicated was as follows:

	As of September 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	% Loans in Each Category	Amount	% Loans in Each Category
Real estate:
Commercial real estate:
Non-farm non-residential owner occupied	$3,738	11.1%	$2,337	9.9%
Non-farm non-residential non-owner occupied	6,700	18.0%	4,843	16.2%
Residential	3,206	9.4%	2,008	7.6%
Construction, development and other	7,307	16.2%	6,955	18.7%
Farmland	156	0.6%	116	0.6%
Commercial and industrial	32,626	43.1%	26,673	43.4%
Consumer	9	0.0%	6	0.0%
Municipal and other	676	1.6%	1,011	3.6%
	$54,418	100.0%	$43,949	100.00%

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

Factors management considers in assessing whether a discounted cash flow method evaluation is needed for a security whose fair value is less than amortized costs include: (1) management will assess whether it intends to sell, or if it is more likely than not it will be required to sell, the security before recovery of the amortized cost basis; (2) the length of time (duration) and the extent (severity) to which the market value has been less than costs; (3) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; and (4) changes in the rating of the security by a rating agency. Based on management's analysis, an allowance for credit losses for the security portfolio was not deemed to be needed as of September 30, 2026 and December 31, 2025.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
September 30, 2026
Investment securities available-for-sale:
U.S. government and agency securities	$4,610	$—	$1	$4,609
State and municipal securities	14,935	—	1,148	13,787
Mortgage-backed securities and collateralized mortgage obligations	228,090	223	8,528	219,785
Corporate bonds	140,180	1,237	2,429	138,988
Asset-backed securities	84,597	—	242	84,355
	$472,412	$1,460	$12,348	$461,524

December 31, 2025
Investment securities available-for-sale:
U.S. government and agency securities	$6,247	$—	$9	$6,238
State and municipal securities	13,078	342	20	13,400
Mortgage-backed securities and collateralized mortgage obligations	220,193	3,818	99	223,912
Corporate bonds	138,102	2,461	921	139,642
	$377,620	$6,621	$1,049	$383,192

As of September 30, 2026, the carrying amount of the available-for-sale security portfolio was $461.5 million, compared to $383.2 million as of December 31, 2025, an increase of $78.3 million, or 20.4%. The increase relates primarily to net acquisitions of $5.19 billion in agencies, municipal securities, mortgage-back securities and corporate bonds offset by maturities, calls and paydowns of $5.09 billion during the nine months ended September 30, 2026. Investment securities available-for-sale represented 6.8% and 7.2% of total assets as of September 30, 2026 and December 31, 2025, respectively.

The mortgage-backed securities held include Fannie Mae, Freddie Mac, and Ginnie Mae securities. We do not hold any preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of September 30, 2026 and December 31, 2025, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

Securitization of Commercial Real Estate Loans

During the third quarter of 2026, the Company completed a securitization totaling $87.5 million of revolving commercial real estate loans secured by interests in 1-4 family residential dwellings located throughout the United States. In connection with the transaction, the Company purchased Class A-1 asset backed notes, Series 2026-1, for a total of $74.4 million on July 15, 2026.

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

The Class A-1 Notes are classified as held-to-maturity investments. At September 30, 2026 and December 31, 2025, the carrying amounts and approximate fair values are as follows:

(Dollars in thousands)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
Investment securities held-to-maturity:
Asset-backed securities	$191,924	$—	$1,381	$190,543
	$191,924	$—	$1,381	$190,543
December 31, 2025
Investment securities held-to-maturity:
Asset-backed securities	$192,008	$—	$2,902	$189,106
	$192,008	$—	$2,902	$189,106

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2026, by contractual maturity, are shown below:

	As of September 30, 2026
	Securities Available-for-Sale		Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one year to five years	$113,528	$113,117	$191,924	$190,543
Due from five years to ten years	116,859	115,788	—	—
Over ten years	13,935	12,834	—	—
	244,322	241,739	191,924	190,543
Mortgage-backed securities and collateralized mortgage obligations	228,090	219,785	—	—
	$472,412	$461,524	$191,924	$190,543

The weighted average life of our investment portfolio was 4.56 years and 3.99 years as of September 30, 2026 and December 31, 2025, respectively.

Deposits

Total deposits as of September 30, 2026 were $5.92 billion, an increase of $1.30 billion, or 28.1%, compared to $4.63 billion as of December 31, 2025. Noninterest-bearing deposits as of September 30, 2026 were $721.2 million, an increase of $226.2 million, or 45.7%, compared to $495.0 million as of December 31, 2025. Total interest-bearing account balances as of September 30, 2026 were $5.20 billion, an increase of $1.07 billion, or 25.9%, from $4.13 billion as of December 31, 2025.

The components of deposits as of the dates shown below were as follows:

	As of September 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Interest-bearing demand deposits	$4,177,834	80.3%	$3,362,601	81.4%
Savings	33,777	0.6%	21,589	0.5%
Time deposits $100,000 and over	957,589	18.4%	722,359	17.5%
Time deposits less than $100,000	34,374	0.7%	25,339	0.6%
Total interest-bearing deposits	$5,203,574	87.8%	$4,131,888	89.3%
Noninterest-bearing demand deposits	$721,194	12.2%	$495,000	10.7%
Total deposits	$5,924,768	100.0%	$4,626,888	100.00%

The following table sets forth the Company’s estimated uninsured time deposits by time remaining until maturity as of the dates indicated:

(Dollars in thousands)	As of September 30, 2026
Three months or less	$181,901
Over three months through six months	285,127
Over six months through twelve months	254,745
Over twelve months	37,987
$759,760

The following table presents the average balances and average rates paid on deposits for the periods indicated:

	Nine Months Ended		Year Ended
	September 30, 2026		December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$601,182	—	$446,692	—
Interest-bearing demand deposits	4,114,654	3.41%	3,083,658	3.85%
Savings	27,866	0.84%	23,668	1.12%
Time deposits	843,357	3.88%	718,967	4.38%
Total interest-bearing deposits	4,985,877	3.47%	3,826,293	3.93%
Total deposits	$5,587,059	3.10%	$4,272,985	3.52%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2026 was 10.8% and for the year ended December 31, 2025 was 10.5%.

Borrowings

We have the ability to utilize advances from the FHLB and other borrowings to supplement deposits used to fund our lending and investment activities.

(Dollars in thousands)	As of September 30, 2026	As of December 31, 2025
FHLB advances	$—	$—
Line of Credit - Senior Debt	62,375	37,875
Note Payable - Subordinated Debt	81,120	80,965
Total borrowings	$143,495	$118,840

Federal Home Loan Bank (FHLB) Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by FHLB stocks and real estate loans. As of September 30, 2026 and December 31, 2025, borrowing capacity available under this arrangement was $697.2 million and $499.5 million, respectively. We had no FHLB advances outstanding at September 30, 2026 or December 31, 2025. Our cost of FHLB advances was 3.59% and 4.41% for the nine months ended September 30, 2026 and for the year ended December 31, 2025, respectively. In addition, letters of credit with the FHLB in the amount of $793.5 million and $592.0 million were outstanding at September 30, 2026 and December 31, 2025, respectively. The letters of credit are used to collateralize public fund deposit accounts in excess of FDIC insurance limits and have expirations ranging from October 2026 through December 2027 as of September 30, 2026.

Line of Credit - Senior Debt. The Company has a $70.0 million revolving line of credit facility that was modified effective March 10, 2026, whereby the facility was increased by $15.0 million. The modification did not affect the note rate, which remains unchanged at The Wall Street Journal US Prime Rate, as such changes from time to time, less 0.625%, with a floor rate of 5.00% per annum. Interest continues to be payable quarterly on the 10th day of March, June, September and December through maturity date of March 10, 2028. All principal and unpaid interest is due at maturity. The note is secured by 100% of the outstanding stock of the Bank and is senior in rights to the subordinated debt described below. Prior to the modification, the $55.0 million facility was due on March 10, 2026. At September 30, 2026 and December 31, 2025, the outstanding balance was $62.4 million and $37.9 million, respectively.

Note Payable - Subordinated Debt. On March 31, 2022, the Company issued and sold $82.3 million in aggregate principal amount of the Notes. At September 30, 2026 and December 31, 2025, the Company had $82.3 million in outstanding principal and $1.2 million and $1.3 million, respectively, in unamortized debt issuance costs. For additional information on our Note Payable - Subordinated Debt, see Note 7 – FHLB Advances and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Our cost of our senior debt and note payable was 6.01% and 6.13% for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively.

Federal Reserve Borrower-in-Custody (BIC) Loan Pledge Arrangement. The Company has a Borrower-in-Custody (“BIC”) arrangement in place with the Federal Reserve Bank of Dallas. The arrangement provides the Bank with the ability to secure collateralized contingency funding from the Federal Reserve Bank's Discount Window by pledging its commercial and industrial loans on a blanket floating lien status. As of September 30, 2026 and December 31, 2025, total borrowing capacity under this arrangement was $1.8 billion and $1.5 billion, respectively. The Company had no advances outstanding under these lines as of September 30, 2026 or December 31, 2025.

Federal Funds Lines of Credit. At September 30, 2026 and December 31, 2025, the Company had federal funds lines of credit with commercial banks that provide for availability to borrow up to an aggregate of $41.5 million and $36.5 million, respectively. The Company had no advances outstanding under these lines at September 30, 2026 or December 31, 2025.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events.

For the nine months ended September 30, 2026 and for the year ended December 31, 2025, liquidity needs were primarily met by core deposits, loan maturities, amortizing loan portfolios, brokered deposits, and borrowings.

At September 30, 2026, the Company had borrowing capacity available under FHLB advances of $697.2 million, line of credit - senior debt of $7.6 million, the Federal Reserve Bank of Dallas Discount Window of $1.8 billion, and federal funds lines of credit of $41.5 million. At December 31, 2025, the Company had borrowing capacity under FHLB advances of $499.5 million, line of credit - senior debt of $17.1 million, the Federal Reserve Bank of Dallas Discount Window of $1.5 billion, and federal funds lines of credit of $36.5 million.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets were $6.47 billion for the nine months ended September 30, 2026 and $4.98 billion for the year ended December 31, 2025.

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2026	2025
Sources of Funds:
Deposits:
Noninterest-bearing	9.3%	9.0%
Interest-bearing	77.1%	76.9%
FHLB advances	0.5%	0.7%
Note payable and line of credit	2.1%	2.3%
Other liabilities	0.9%	1.1%
Shareholders’ equity	10.1%	10.0%
Total	100.0%	100.0%
Uses of Funds:
Loans, net	80.4%	82.0%
Investment securities available-for-sale	6.8%	8.0%
Investment securities held-to-maturity	3.0%	2.6%
Federal funds sold and other interest-earning assets	5.0%	3.2%
Other noninterest-earning assets	4.8%	4.2%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	10.8%	10.5%
Average total loans to average deposits	93.9%	96.4%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

As of September 30, 2026, we had $1.94 billion in outstanding commitments to extend credit and $29.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2025, we had $1.69 billion in outstanding commitments to extend credit and $97.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2026 and December 31, 2025, we had no exposure to future cash requirements associated with known uncertainties or capital expenditure of a material nature. As of September 30, 2026, we had cash and cash equivalents of $365.8 million, compared to $181.2 million as of December 31, 2025.

Capital Resources

Total shareholders’ equity increased to $674.9 million as of September 30, 2026, compared to $531.0 million as of December 31, 2025, an increase of $143.9 million, or 27.1%. This increase was primarily the result of the Keystone Merger and $57.4 million in net income for the nine months ended September 30, 2026, offset by $19.8 million of other comprehensive loss on securities and derivatives and the $3.6 million of dividends declared on the Series A Preferred Stock.

Capital management consists of providing equity and other instruments that qualify as regulatory capital to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. We are required to comply with certain risk-based capital adequacy guidelines issued by the Federal Reserve and the FDIC.

As of each of September 30, 2026 and December 31, 2025, the Bank was in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the regulatory capital ratios for the Company and the Bank as of the dates indicated:

	Actual		Minimum Capital	Minimum To Be
	September 30, 2026	December 31, 2025	Requirement	Well Capitalized
Third Coast Bancshares, Inc.
Tier 1 leverage capital (to average assets)	9.55%	9.65%	4.00%	N/A
Common equity tier 1 capital (to risk weighted assets)	9.20%	8.65%	7.00%	N/A
Tier 1 capital (to risk weighted assets)	10.28%	9.97%	8.50%	N/A
Total capital (to risk weighted assets)	12.45%	12.48%	10.50%	N/A
Third Coast Bank
Tier 1 leverage capital (to average assets)	11.66%	11.84%	4.00%	5.00%
Common equity tier 1 capital (to risk weighted assets)	12.56%	12.23%	7.00%	6.50%
Tier 1 capital (to risk weighted assets)	12.56%	12.23%	8.50%	8.00%
Total capital (to risk weighted assets)	13.41%	13.14%	10.50%	10.00%

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

For the nine months ended September 30, 2026 and 2025, approximately $2.3 million and $2.4 million, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. For the three months ended September 30, 2026 and 2025, approximately $781,000 and $818,000, respectively, was reclassified out of accumulated other comprehensive income and recognized as a reduction of interest expense on discontinued hedges. At September 30, 2026, the Company expected approximately $2.4 million of the unrealized gain to be reclassified as a reduction of interest expense over the next twelve month period.

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

Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts are designed to offset each other and would not significantly impact our operating results except in certain situations where there is a significant deterioration in the customer’s credit worthiness or that of the counterparties. At September 30, 2026, no such deterioration was determined by management.

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

All derivatives are carried at fair value in either other assets or other liabilities in the accompanying consolidated balance sheets. At September 30, 2026, our derivative assets and liabilities totaled $5.3 million and $10.4 million, respectively.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2026		As of December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+ 300	2.63%	(8.19)%	2.94%	(5.97)%
+ 200	1.79%	(5.09)%	2.10%	(3.16)%
+ 100	0.89%	(2.26)%	1.09%	(1.13)%
Base	—	—	—	—
-100	(0.75)%	1.64%	(1.10)%	(0.15)%

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In July 2026, we detected a cybersecurity incident in which an unauthorized third party gained access to our network environment and potentially exfiltrated certain data from internal servers. Once alerted, we undertook steps to address the incident, including engaging outside counsel, forensic specialists, and crisis communications advisors to respond to the incident, notifying our cyber insurance carrier, reporting the incident to applicable law enforcement and banking regulators, and implementing containment measures. Our banking operations were not disrupted, and no evidence of ongoing malicious activity has been identified. We are currently reviewing the potentially involved data to determine the nature and scope of the information at issue and any legal notification obligations to individuals, clients, and regulators. Based on the information currently known, we do not believe that the July 2026 cybersecurity incident will have a material impact on our business, results of operations or financial condition, but no assurances can be given as we continue to assess the full impact from the incident, including costs, expenses and insurance coverage. We may also be subject to future incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.

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

The consummation of the Merger is also subject to other conditions precedent described in the Merger Agreement, including the approval of Great Plains’ shareholders of the Merger Agreement and the Merger, and the approval of the Company’s shareholders of the issuance of shares of its common stock in connection with the Merger. If a condition of either party is not satisfied, such party may be able to terminate the Merger Agreement and, in such case, the Merger would not be consummated. If all of the conditions precedent in the Merger Agreement are not satisfied, the Merger may not be completed.

Combining the two companies, including the retention of key employees, may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The Company and Great Plains have operated and, until the completion of the Merger, will continue to operate, independently and may not begin the actual integration process. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and Great Plains in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that can cause the Company and/or Great Plains to lose customers or cause customers to remove their accounts from the Company and/or Great Plains and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Great Plains and the Company during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.

Termination of the Merger Agreement could negatively impact both Great Plains and the Company.

If the Merger Agreement is terminated, there may be various consequences. For example, Great Plains’ or the Company’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, Great Plains may be required to pay to the Company a termination fee of $11,981,827.

The Company and Great Plains will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company or Great Plains. These uncertainties may impair the Company’s or Great Plains’ ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company or Great Plains to seek to change existing business relationships with the Company or Great Plains. Retention of certain employees by the Company or Great Plains may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or Great Plains. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or Great Plains, the Company’s business or Great Plains’ business could be harmed. In addition, subject to certain exceptions, the Company and Great Plains have each agreed to operate its business in the ordinary course prior to closing and agreed to certain restrictive covenants.

If the Merger is not completed, the Company and Great Plains will have incurred substantial expenses without realizing the expected benefits of the Merger.

Each of the Company and Great Plains has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the Merger. If the Merger is not completed, the Company and Great Plains would have to recognize these expenses without realizing the expected benefits of the Merger.

Litigation may be filed against the Company, Great Plains or their respective boards of directors or officers, which could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

Lawsuits may be filed against the Company, Great Plains or their respective boards of directors or officers in connection with the Merger, which could prevent or delay completion of the Merger and result in substantial costs to the Company and Great Plains, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the Company’s business, financial condition, results of operations and cash flows following completion of the Merger.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchases of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2026 - July 31, 2026	—	$—	—	$30,000,000
August 1, 2026 - August 31, 2026	—	$—	—	$30,000,000
September 1, 2026 - September 30, 2026	377	$44.10	—	$30,000,000

(a) Represents shares of common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards.

(b) On June 17, 2025, we announced that our Board of Directors had authorized a new share repurchase program (the “Repurchase Program”) under which we may repurchase up to $30 million of our common stock through May 22, 2026. Non-objection from the Federal Reserve Bank of Dallas related to the Repurchase Program was received on June 16, 2025. During June 2026, our Board of Directors approved continuation of the Repurchase Program through June 30, 2027, with no change to the $30 million repurchase threshold. As of September 30, 2026, no shares were repurchased under the Repurchase Program. Under the Repurchase Program, we may periodically buy our shares through open market transactions at current market prices, privately negotiated deals, block trades, or other methods compliant with federal securities laws. The Repurchase Program can be extended, modified, amended, suspended, or halted at any time by our Board of Directors and does not obligate us to repurchase our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1#

Agreement and Plan of Reorganization, dated as of October 22, 2025, by and among Third Coast Bancshares, Inc., Arch Merger Sub, Inc., and Keystone Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025).

2.2#

Agreement and Plan of Reorganization, dated as of October 6, 2026, by and among Third Coast Bancshares, Inc., Thunder Merger Sub, Inc., and Great Plains Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2026).

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

4.3	Form of 5.500% Fixed-to-Floating Rate Subordinated Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022).
10.1*†	Separation Agreement and Release of All Claims by and between Jeff Wilkinson and Third Coast Bank.
10.2	Form of Great Plains Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2026).
10.3	Form of Great Plains Director Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Third Coast Bancshares, Inc.

Date: November 3, 2026	By:	/s/ Bart O. Caraway
Bart O. Caraway
Chairman, President and Chief Executive Officer

Date: November 3, 2026	By:	/s/ R. John McWhorter
R. John McWhorter
Chief Financial Officer